Form 10-Q
period 2013-03-31
Immudyne, Inc.
filed 2013-05-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

IMMUDYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Spring Meadow Rd. Mount Kisco, NY	10549
(Address of principal executive offices)	(Zip Code)

(914) 244-1777
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

28,909,973 shares of common stock outstanding as of May 15, 2013.

Immudyne, Inc.

i

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

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Immudyne, Inc.

Balance Sheet

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS
Current Assets
Cash	$38,917	$98,930
Trade accounts receivable	113,841	49,690
Inventory	68,776	63,378
Total Current Assets	221,534	211,998

Furnishings and equipment	143,453	157,697

Total Assets	$364,987	$369,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$201,175	$187,096

Deferred tax liability	43,300	47,600
Total Liabilities	244,475	234,696

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,909,973 shares issued and outstanding	289,099	289,099
Additional paid-in capital	7,668,499	7,641,499
Accumulated (deficit)	(7,837,086)	(7,795,599)
Total Stockholders’ Equity	120,512	134,999

Total Liabilities and Stockholders’ Equity	$364,987	$369,695

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended March 31
	2013	2012

Sales	$230,258	$178,536

Cost of sales	32,331	29,573

Gross Profit	197,927	148,963

Compensation and related expenses	(135,891)	(68,051)

Professional fees	(46,741)	(25,952)

General and administrative expenses	(86,082)	(90,786)

Operating (Loss)	(70,787)	(35,826)

License Fee	25,000	-

Other income	-	6,161

Interest (expense)	-	(2,928)

Net (Loss) Before Taxes	(45,787)	(32,593)

Deferred income tax benefit	4,300	4,300

Net (Loss)	$(41,487)	$(28,293)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Average number of common shares outstanding	28,909,973	24,729,030

See notes to financial statements

F-2

Immudyne, Inc.

Statement of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	28,909,973	$289,099	$7,641,499	$(7,795,599)	$134,999

Amortization of stock options	-	-	27,000	-	27,000

Net (loss)	-	-	-	(41,487)	(41,487)

Balance at March 31, 2013	28,909,973	$289,099	$7,668,499	$(7,837,086)	$120,512

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Three Months Ended March 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(41,487)	$(28,293)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation	14,244	14,100
Deferred tax benefit	(4,300)	(4,300)
Stock compensation expense	27,000	-
Changes in Assets And Liabilities
Trade accounts receivable	(64,151)	(32,567)
Inventory	(5,398)	13,701
Accounts payable and accrued expenses	14,079	7,736
Due to officer	-	30,000
Net cash provided (used) by operating activities	(60,013)	377

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(26,598)

Net (decrease) in cash	(60,013)	(26,221)

Cash at beginning of the period	98,930	33,502

Cash at end of the period	$38,917	$7,281

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid during the period for interest	$-	$2,928

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company has an accumulated deficit approximating $8,000,000 and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2013 and projected cash needs for the remainder of 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2013 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. The do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2012. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. Inventory consists of the following:

	March 31, 2013	December 31, 2012

Raw materials	$8,829	$12,800
Finished products	59,947	50,578
	$68,776	$63,378

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

March 31, 2013

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

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

Common stock equivalents comprising 13,842,720 and 11,257,500 shares underlying options and warrants at March 31, 2013 and 2012, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

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

One customer accounted for 77% and 69% of sales for the three month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, this customer accounted for 74% and 32% of accounts receivable, respectively.

A second customer accounted for 11% of sales for each of the three month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, this customer accounted for 22% and 57% of accounts receivable, respectively.

3.	Income Taxes

The Company incurred a loss for the three month periods ended March 31, 2013 and 2012 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2012, the Company had available net operating loss carryforwards of approximately $2,800,000, expiring during various years through 2032.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	March 31, 2013	December 31, 2012

Net operating loss	$952,000	$954,000
Valuation allowance	(952,000)	(954,000)
Total	$-	$-

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $43,300 and $47,600 at at March 31, 2013 and December 31, 2012, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

4.	Stockholders’ Equity

Service-Based Stock Options

Service-based options issued by the Company to various employees and consultants amounted to 10,205,000 at March 31, 2013.

Stock based compensation expense amounted to $27,000 and $0 for the three months ended March 31 2013 and 2012, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations

In February 2013 the Company issued 250,000 options to a consultant (see note 6).

The fair market value of these options amounted to $15,000 and is being amortized over three months from February 1, 2013 to April 30, 2013. The fair value of the options was computed using the following black scholes model attributes: fair value of the stock at issue date - $0.16, expected life - 5 years , volatility - 50% and risk free interest rate - 2%

Options exercisable at March 31, 2013 amounted to 9,305,000. All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at March 31, 2013 amounted to $110,650.

The following is a summary of outstanding service-based options at March 31, 2013:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.07 - $0.10	$1,500,000	4 years
$0.13 - $0.20	7,705,000	10 years
$0.40	1,000,000	10 years
Total	$10,205,000

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

The remaining unearned compensation on unvested service-based options at March 31 ,2013 amounted to $32,500 and will be amortized over the next 15 months

Performance-Based Stock Options

As of March 31, 2013 the Company granted performance-based options to purchase 5,375,000 shares of common stock at exercise prices of $0.40 and $0.80. The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000. The fair value of these performance-based options aggregated $188,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at March 31, 2013, the unearned compensation for performance based options is $188,000.

Warrants

Warrants outstanding and exercisable amounted to 3,637,720 at March 31, 2013. The weighted average exercise price of warrants outstanding at March 31, 2013 is $0.28. The warrants expire between 2013 and 2015.

5.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $14,000 and $6,000 for the three month periods ended March 31, 2013 and 2012, respectively. The remaining commitment at March 31, 2013, is approximately $101,000. The Company’s President has a 60% interest in the royalties.

At March 31, 2013 and December 31, 2012, included in accounts payable and accrued expenses was $110,000 and $96,000, respectively, in regards to this agreement.

6.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2013. Monthly base rental payments approximate $3,300. Rent expense for the three month periods ended March 31, 2013 and 2012, was $10,234 and $18,447, respectively.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2013

Employment and Consulting Agreements

During 2013 the Company entered into a three month consulting agreement, effective February 1, 2013 with an unrelated third party. Under the terms of the agreement, the consultant receives $15,000 per month, and an option to purchase 250,000 shares of common stock at $0.20 per share, which vests in three months, on May 1, 2013, and expires 2023. In addition, the consultant received options to purchase 375,000 shares of common stock at $0.40 and 375,000 options at $0.80, contingent on the Company’s revenue exceeding $5,000,000 and $10,000,000, as defined.

The Company has entered into various other agreements with officers, directors, employees and consultants that expire in one to five years. As of March 31, 2013, the agreements provide collectively for the issuance of stock options, at exercise prices of $0.40 and $0.80, underlying 5,375,000 shares of common stock issuable upon the Company’s revenue exceeding $5,000,000 and $10,000,000, as defined. The Company’s President annual base salary of $120,000 was amended to $145,000 effective October 12, 2012. Annual compensation agreements for other officers, directors, employees and consultants range from $5,000 per month to amounts to be determined by the Board of Directors. In addition, the agreements provide for bonus compensation to these individuals aggregating 11.5 percent of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At March 31, 2013, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of March 31, 2013, $75,000 remained to be paid to the Company under this agreement.

7.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

* * * * *

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The comments made throughout this Quarterly Report should be read in conjunction with our consolidated financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report, and those listed in our other SEC filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our marketing strategy is to promote sales of our oral and topical-use products, which constitute our core business. We believe that we are well positioned to capitalize on our development of proprietary and patented products and can now focus on commercializing sales on a more meaningful, global basis. We expect that a significant component of our selling, general and administration expenses going forward will consist of marketing and advertising expenses to increase our sales. The primary components of our marketing and advertising expenses may include online sales promotions through our website, trade advertising, direct marketing to nutraceutical companies and industry associations, consumer research and search engine and digital advertising. We expect our selling, general and administrative expenses to increase in absolute dollars as we incur increased costs related to our marketing strategy and growth of our business. These costs, along with the additional costs resulting from our operations as a public reporting company, could impact our future operating profitability.

On February 1, 2013, we hired a Chief Marketing Officer, the first such position in Company history.  We are planning to introduce new products that leverage our proprietary knowledge and intellectual property. Though there can be no assurance that these new products will be successful, we believe we are well situated to execute our marketing plan. On April 18, 2013, we filed a Current Report on Form 8K with the Securities and Exchange Commission detailing our plans to execute a 15 month sales and marketing plan to accomplish increased revenue. A copy of this plan, along with an audio copy of our April 25, 2013 conference call, can be accessed at www.immudyne.com.

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

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. While we believe that we will begin to generate increased sales, it is likely that we will require additional operating capital. Until we are in a position to obtain such capital from revenues to meet our normal business obligations, the Company will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that the Company will be successful in its endeavors to raise additional capital.

Results of Operations

Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	230,258		178,536
Cost of sales	32,331	14%	29,573	17%
Gross profit	197,927	86%	148,963	83%
Operating expenses	(268,444)	(117)%	(184,789)	(104)%
Loss from operations	(70,787)	(31)%	(35,826)	(20)%
Other income	25,000	11%	6,161	3%
Interest (expense)	-	0%	(2,928)	(2)%
Income tax benefit	4,300	2%	4,300	2%
Net loss	(41,487)	(19)%	(28,293)	(16)%

Sales for the first quarter of 2013 were $230,258, an increase of 29% from $178,536 million for the same period in 2012. The increase in sales was attributable to increased demand for our oral and topical-use products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 9% to $32,331 in the first quarter of 2013 compared to $29,573 for the same period in 2012. Our slight increase in our total cost of sales was due to the increase in our revenues, offset by increase operating efficiencies in the manufacture of our products.

Gross profit increased 32% to $197,927 in the first quarter of 2013 compared to $148,963 for the same period in 2012.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 45% to 268,444 in the first quarter of 2013 compared to $184,789 for the same period in 2012. General and administration expense decreased slightly to $86,082 in the first quarter of 2013 compared to $90,786 for the same period in 2012. Compensation and related expenses increased 99% to $135,891 in the first quarter of 2013 compared to $68,051 in the first quarter of 2012, primarily due to our hiring of the Company’s first Chief Marketing Officer, in addition to the added expenses related to market research as the Company prepares to launch beta versions of new products. Professional fees increased 80% to $46,741 as a result of increase in audit, accounting and legal fees as, since the effectiveness of our registration statement on Form S-1 in the first quarter of 2013, we are now subject to ongoing reporting obligations with the Securities and Exchange Commission. The increase was also due, in part, to our uplisting to the OTCQB.

Other income was $25,000 for the first quarter of 2013 compared with other income of $6,161 in 2012. Other income in 2013 resulted from the receipt of a license fee, while other income in 2012 resulted from the write off of old accounts payable.

 Our net loss for the first quarter of 2013 was $41,487 compared to net loss of $28,293 for the same period in 2012, an increase of $13,194 or 46%. Net loss as a percentage of sales was 18% in the first quarter of 2013 compared to net loss as a percentage of sales of 16% for the same period in 2012. Our increased net loss was primarily attributable to our increased operating expenses as a result of us becoming a fully reporting public company with the Securities and Exchange Commission and our uplisting to the OTCQB.

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

Comparison of Years Ended March 31, 2013 and 2012

Net cash flow used in operating activities was $60,013 for the period ended March 31, 2013, compared to net cash flow provided by operating activities of $377 for the period ended March 31, 2012. The increase in net cash outflow in operating activities was attributable primarily to our become a fully reporting public company with the Securities and Exchange Commission and the hiring of a Chief Marketing Officer.

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

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At March 31, 2013, we included $110,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $101,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUDYNE INC.
(Registrant)

Date: May 13, 2013	By:	/s/ Mark McLaughlin
Mark McLaughlin Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

