Form 10-Q
period 2013-06-30
Immudyne, Inc.
filed 2013-08-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES ☐   NO ☒

29,409,973 shares of common stock outstanding as of August 14, 2013.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Immudyne, Inc.

Balance Sheet

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Current Assets
Cash	$111,057	$98,930
Trade accounts receivable	157,510	49,690
Inventory	64,048	63,378
Total Current Assets	332,615	211,998

Furnishings and equipment	129,210	157,697

Total Assets	$461,825	$369,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$242,667	$187,096

Deferred tax liability	39,000	47,600
Total Liabilities	281,667	234,696

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 29,409,973 shares issued and outstanding	294,099	289,099
Additional paid-in capital	7,738,999	7,641,499
Accumulated (deficit)	(7,852,940)	(7,795,599)
Total Stockholders’ Equity	180,158	134,999

Total Liabilities and Stockholders’ Equity	$461,825	$369,695

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Sales	$322,903	$227,566	$553,161	$406,102

Cost of sales	65,668	103,802	134,763	178,963

Gross Profit	257,235	123,764	418,398	227,139

Compensation and related expenses	(157,837)	(172,754)	(277,987)	(224,972)

Professional fees	(37,287)	(77,565)	(84,028)	(103.517)

General and administrative expenses	(82,265)	(89,144)	(147,324)	(150,175)

Operating (Loss)	(20,154)	(215,699)	(90,941)	(251,525)

License Fee	-	25,000	25,000	25,000

Other income	-	-	-	6,161

Interest (expense)	-	(443)	-	(3,371)

Net (Loss) Before Taxes	(20,154)	(191,142)	(65,941)	(223,735)

Deferred income tax benefit	4,300	4,300	8,600	8,600

Net (Loss)	$(15,854)	$(186,842)	$(57,341)	$(215,135)

Basic and diluted (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Average number of common shares outstanding	29,243,310	27,563,890	29,076,640	26,146,460

See notes to financial statements

F-2

Immudyne, Inc.

Statement of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	28,909,973	$289,099	$7,641,499	$(7,795,599)	$134,999

Stock options exercised	500,000	5,000	45,000		50,000

Amortization of stock options	-	-	52,500	-	52,500

Net (loss)	-	-	-	(57,341)	(57,341)

Balance at June 30, 2013	29,409,973	$294,099	$7,738,999	$(7,852,940)	$180,158

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(57,341)	$(215,135)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	28,487	28,344
Deferred tax benefit	(8,600)	(8,600)
Stock compensation expense	52,500	48,500
Common stock issued for services	-	119,000
Changes in Assets And Liabilities
Trade accounts receivable	(107,820)	(90,004)
Inventory	(670)	22,567
Accounts payable and accrued expenses	55,571	16,543
Net cash (used) by operating activities	(37,873)	(78,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	50,000	-
Issuance of common stock	-	343,296
Repayment of note payable	-	(50,729)
Net cash provided by financing activities	50,000	292,567

Net increase in cash	12,127	213,782

Cash at beginning of the period	98,930	33,502

Cash at end of the period	$111,057	$247,284

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid during the period for interest	$-	$3,371

Notes payable and other payables used to exercise options and warrants	$-	$311,443

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company has an accumulated deficit approximating $8,000,000 and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2013 and projected cash needs for the remainder of 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2013 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2012. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. Inventory consists of the following:

	June 30, 2013	December 31, 2012

Raw materials	$11,274	$12,800
Finished products	52,774	50,578
	$64,048	$63,378

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

June 30, 2013

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

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

Common stock equivalents comprising 13,312,720 and 13,582,612 shares underlying options and warrants at June 30, 2013 and 2012, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

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

One customer accounted for 83% of sales for each of the three month periods ended June 30, 2013 and 2012, respectively. This customer accounted for 81% and 77% of sales for each of the six month periods ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, this customer accounted for 78% and 32% of accounts receivable, respectively.

A second customer accounted for 9% and 7% of sales for each of the three month periods ended June 30, 2013 and 2012, respectively. This customer accounted for 10% and 8% of sales for each of the six month periods ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, this customer accounted for 18% and 57% of accounts receivable, respectively.

3.	Income Taxes

The Company incurred a loss for the three and six month periods ended June 30, 2013 and 2012 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2012, the Company had available net operating loss carryforwards of approximately $2,500,000, expiring during various years through 2032.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	June 30, 2013	December 31, 2012

Net operating loss	$825,000	$954,000
Valuation allowance	(825,000)	(954,000)
Total	$-	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $39,000 and $47,600 at at June 30, 2013 and December 31, 2012, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

4.	Stockholders’ Equity

Service-Based Stock Options

A summary of the outstanding service-based options issued by the Company to various employees and consultants is as follows:

Balance at December 31, 2012	9,955,000
Granted	250,000
Exercised	(500,000)
Expired	(30,000)
Balance at June 30, 2013	9,675,000

Stock based compensation expense amounted to $25,500 and $48,500 for the three months ended June 30, 2013 and 2012, respectively. Stock based compensation expense amounted to $52,500 and $48,500 for the six ended June 30, 2013 and 2012, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

In February 2013 the Company issued 250,000 options to a consultant (see note 6). The fair market value of these options amounted to $15,000 which was amortized over three months from February 1, 2013 to April 30, 2013. The fair value of the options was computed using the following Black Scholes model attributes: fair value of the stock at issue date - $0.16, expected life - 5 years, volatility - 50% and risk free interest rate - 2%.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

Options exercisable at June 30, 2013 amounted to 9,575,000. All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at June 30, 2013 amounted to $769,650. The intrinsic value of options exercised during the six month period ended June 30, 2013 amounted to $100,000.

The following is a summary of outstanding service-based options at June 30, 2013:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	5 years
$0.13 - $0.20	7,675,000	9 years
$0.40	1,000,000	9 years
Total	$9,675,000

The remaining unearned compensation on unvested service-based options at June 30, 2013 amounted to $7,000 which will be amortized over the next 12 months.

Performance-Based Stock Options

As of June 30, 2013 the Company granted performance-based options to purchase 6,875,000 shares of common stock at exercise prices ranging from $0.40 to $5.00. The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue of $5,000,000 and $100,000,000. The fair value of these performance-based options aggregated $298,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at June 30, 2013, the unearned compensation for performance based options is $298,000.

Warrants

Warrants outstanding and exercisable amounted to 3,637,720 at June 30, 2013. The weighted average exercise price of warrants outstanding at June 30, 2013 is $0.28. The warrants expire between 2013 and 2015.

5.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $21,000 and $19,000 for the three month periods ended June 30, 2013 and 2012, respectively. Royalty expense approximated $35,000 and $25,000 for the six month periods ended June 30, 2013 and 2012, respectively. The remaining commitment at June 30, 2013, is approximately $80,000. The Company’s President has a 60% interest in the royalties.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

At June 30, 2013 and December 31, 2012, included in accounts payable and accrued expenses was $131,000 and $96,000, respectively, in regards to this agreement.

In addition, in June 2013 the Company entered into a royalty agreement with a consultant which provides for a fee of 2% of sales as defined. At June 30, 2013 no amounts have been earned under this agreement.

6.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending June 30

2014	$41,061
2015	42,187
2016	38,671
Total	$121,919

Rent expense for the three month periods ended June 30, 2013 and 2012, was $8,325 and $12,984, respectively. Rent expense for the six month periods ended June 30, 2013 and 2012, was $18,559 and $31,431, respectively.

Employment and Consulting Agreements

During 2013 the Company entered into a consulting agreement, effective February 1, 2013 with an unrelated third party. Under the terms of the agreement, the consultant receives $15,000 per month, and an option to purchase 250,000 shares of common stock at $0.20 per share, which vested on May 1, 2013, and expires 2023. In addition, the consultant received options to purchase 375,000 shares of common stock at $0.40 and $375,000 options at $0.80, contingent on the Company’s revenue exceeding $5,000,000 and $10,000,000, as defined. In June 2013, the Company entered into an employment agreement with this individual and issued additional options which allow the employee to purchase an aggregate of 1,500,000 shares at exercise prices ranging from $1.50 to $5.00, contingent upon the Company’s revenue exceeding $20,000,000, $50,000,000 and $100,000,000 as defined.

The Company has entered into various other agreements with officers, directors, employees and consultants that expire in one to ten years. The Company President’s annual base salary of $120,000 was amended to $145,000 effective October 12, 2012. Annual compensation agreements for other officers, directors, employees and consultants range from $5,000 per month to amounts to $17,500 per month. In addition, the agreements provide for bonus compensation to these individuals aggregating 16.5 percent of the Company’s pretax income.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2013

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At June 30, 2013, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of June 30, 2013, $75,000 remained to be paid to the Company under this agreement.

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

On February 1, 2013, we hired a Chief Marketing Officer, the first such position in the Company’s history.  We are planning to introduce new products that leverage our proprietary knowledge and intellectual property. Though there can be no assurance of success, we believe the tools are in place to execute on our marketing plan.

On April 18, 2013, we filed a Form 8K with the Securities and Exchange Commission detailing our plans to execute a 15 month sales and marketing plan to accomplish increase revenue growth. A copy of this plan, along with an audio copy of our April 25, 2013 conference call, can be accessed at www.immudyne.com.

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

Results of Operations

Three Months Ended June 30, 2013, Compared to the Three Months Ended June 31, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	322,903		227,566
Cost of sales	65,668	20%	103,802	46%
Gross profit	257,235	80%	123,764	54%
Operating expenses	(277,389)	(86)%	(339,463)	(149)%
Loss from operations	(20,154)	(6)%	(215,699)	(95)%
Other income (expenses), net	-	-%	25,000	11%
Interest (expense)	-	-%	(443)	-%
Income tax benefit	4,300	1%	4,300	2%
Net loss	(15,854)	(5)%	(186,842)	(82)%

Sales for the second quarter of 2013 were $322,903, an increase of 42% from $227,566 for the same period in 2012. The increase in sales was attributable to increased demand for topical-use products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 37% to $65,668 in the second quarter of 2013 compared to $103,802 for the same period in 2012. The decrease in cost of sales as a percentage of sales in 2013 compared to 2012 resulted primarily from a reduction in lab and other manufacturing costs.

Gross profit increased 108% to $257,235 in the second quarter of 2013 compared to $123,764 for the same period in 2012. Our gross profit increased due to our large increase in sales and our reduction in lab and other manufacturing costs.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 18% to $277,389, in the second quarter of 2013 compared to $339,463 for the same period in 2012. General and administration expense decreased slightly by 8% to $82,265 in the second quarter of 2013 compared to $89,144 for the same period in 2012. Compensation and related expenses decreased by 9% to $157,837 in 2013, compared to $172,754 in 2012, due primarily to a reduction in stock based compensation. Professional fees decreased 52% to $37,287 in 2013, compared to $77,565 in 2012, as a result of decreased legal fees.

Other income decreased by $25,000 in 2013 due to the timing of licence fee receipts.

Our net loss for the second quarter of 2013 was $15,854 compared to net loss of $186,842 for the same period in 2012, a decrease of $170,988 or 92%. Net loss as a percentage of sales was 5% in the second quarter of 2013 compared to net loss as a percentage of sales of 82% for the same period in 2012.

Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012

	2013		2012
	$	% of Sales	$	% of Sales
Sales	553,161		406,102
Cost of sales	134,763	24%	178,963	44%
Gross profit	418,398	76%	227,139	56%
Operating expenses	(509,339)	(92)%	(478,664)	(118)%
Loss from operations	(90,941)	(16)%	(251,525)	(62)%
Other income (expenses), net	25,000	5%	31,161	8%
Interest (expense)	-	-%	(3,371)	1%
Income tax benefit	8,600	1%	8,600	2%
Net loss	(57,341)	(10)%	(215,135)	(53)%

Sales for the six months ended June 30, 2013 were $553,161, an increase of 36% from $406,102 for the same period in 2012. The increase in sales was attributable to increased demand for our topical-use products. Sales to our major customer amounted to $446,310 in 2013, compared to $311,647 in 2012.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 25% to $134,763 in the six months ended June 30, 2013, compared to $178,963 for the same period in 2012. The decrease in cost of sales as a percentage of sales resulted primarily from a reduction in lab and other manufacturing costs.

Gross profit increased 84% to $418,398 in the six months ended June 30, 2013, compared to $227,139 for the same period in 2012. Our gross profit increased due to our large increase in sales and our reduction in lab and other manufacturing costs.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 6% in the six months ended June 30, 2013, to $509,339 compared to $478,664 for the same period in 2012. General and administration expense decreased slightly by 2% to $147,324 in the six months ended June 30, 2013, compared to $150,175 for the same period in 2012. Compensation and related expenses increased by 24% to $277,987 due primarily to the retention of a chief marketing officer, the first such position in the Company’s history. Professional fees decreased 20% to $84,028 as a result of decreased legal fees.

Other income amounted to $25,000 for the six months ended June 30, 2013 compared to $31,161 for the same period in 2012. The decrease was due the write –off of accounts payable in 2012.

Our net loss for the six months ended June 30, 2013 was $57,341 compared to net loss of 215,135 for the same period in 2012, a decrease of $157,794 or 73%. Net loss as a percentage of sales was 10% for the six months ended June 30, 2013 compared to net loss as a percentage of sales of 53% for the same period in 2012.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We have limited operating capital and intend to meet our liquidity requirements, including purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations. Historically, we also have funded operations through loans and advances from our directors and officers and offerings of equity securities. In 2012 and 2011, we raised $345,883 and $193,500, respectively, through sales of our common stock in private placements, as well as the exercising of stock options. During 2013 we raised $50,000 through the exercise of stock options. We may seek additional financing in the form of loans from banks or our directors and officers, or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants.

We had net working capital of $89,948 at June 30, 2013, an decrease of $104,046 from net working capital of $193,994 at June 30, 2012. The ratio of current assets to current liabilities was 1.4 -to- 1 at June 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(37,873)	(78,785)
Financing activities	50,000	292,567

Net cash flow used in operating activities was $37,873 for the six months ended June 30, 2013, compared to net cash flow used in operating activities of $78,875 for the same period in 2012. The decrease in net cash outflow in operating activities was attributable primarily to our selling products we held in inventory that were produced in prior quarters.

Net cash flows provided by financing activities was $50,000 in 2013 as a result of the exercise of stock options.

Net cash flows provided by financing activities in 2012 was $292,567 and consisted of $343,296 from the issuance of common stock offset by $50,729 in the repayment of notes payable.

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

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At June 30, 2013, we included $131,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $80,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

Going Concern

Based on the Company's cash balance at June 30, 2013 and projected cash needs for the remainder of 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2013 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Mark McLaughlin
Mark McLaughlin Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

