Form 10-Q
period 2013-09-30
Immudyne, Inc.
filed 2013-11-14
CIK 948320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

IMMUDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

50 Spring Meadow Rd.
Mount Kisco, NY	10549
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

29,409,973 shares of common stock outstanding as of November 14, 2013.

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

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Immudyne, Inc.

Balance Sheet

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$46,652	$98,930
Trade accounts receivable	11,311	49,690
Inventory	120,045	63,378
Total Current Assets	178,008	211,998

Furnishings and equipment	114,966	157,697

Total Assets	$292,974	$369,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$207,283	$187,096
Advance payable	10,200	-
Total Current Liabilities	217,483	187,096

Deferred tax liability	34,700	47,600
Total Liabilities	252,183	234,696

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 29,409,973 shares issued and outstanding at September 30, 2013	294,099	289,099
Additional paid-in capital	7,738,999	7,641,499
Accumulated (deficit)	(7,992,307)	(7,795,599)
Total Stockholders’ Equity	40,791	134,999

Total Liabilities and Stockholders’ Equity	$292,974	$369,695

See notes to financial statements

Immudyne, Inc.

Statement of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Sales	$94,676	$152,115	$647,837	$558,218

Cost of sales	17,475	53,854	124,181	190,778

Gross Profit	77,201	98,261	523,656	367,440

Compensation and related expenses	(102,166)	(104,668)	(380,154)	(329,641)

Professional fees	(20,129)	(71,827)	(104,157)	(175,344)

General and administrative expenses	(123,572)	(85,406)	(298,953)	(277,630)

Operating (Loss)	(168,666)	(163,641)	(259,608)	(415,175)

License Fee	25,000	-	50,000	25,000

Other income	-	-	-	6,161

Interest (expense)	-	-	-	(3,371)

Net (Loss) Before Taxes	(143,666)	(163,641)	(209,608)	(387,385)

Deferred income tax benefit	4,300	4,300	12,900	12,900

Net (Loss)	$(139,366)	$(159,341)	$(196,708)	$(374,485)

Basic and diluted (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Average number of common shares outstanding	29,410,000	28,890,500	29,194.500	27,061,000

See notes to financial statements

F-2

Immudyne, Inc.

Statement of Stockholders’ Equity
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	28,909,973	$289,099	$7,641,499	$(7,795,599)	$134,999

Stock options exercised	500,000	5,000	45,000	-	50,000

Amortization of stock options	-	-	52,500	-	52,500

Net (loss)	-	-	-	(196,708)	(196,708)

Balance at September 30, 2013	29,409,973	$294,099	$7,738,999	$(7,992,307)	$40,791

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(196,708)	$(374,485)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	42,731	42,444
Deferred tax benefit	(12,900)	(12,900)
Stock compensation expense	52,500	71,500
Common stock issued for services	-	119,000
Changes in Assets And Liabilities
Trade accounts receivable	38,379	(42,944)
Inventory	(56,667)	21,856
Accounts payable and accrued expenses	20,187	10,056
Net cash (used) by operating activities	(112,478)	(165,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	50,000	-
Issuance of common stock	-	345,883
Notes and advance payable	10,200	(50,729)
Net cash provided by financing activities	60,200	295,154

Net (decrease) increase in cash	(52,278)	129,681

Cash at beginning of the period	98,930	33,502

Cash at end of the period	$46,652	$163,183

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid during the period for interest	$-	$3,371

Notes payable and other payables used to exercise options and warrants	$-	$311,443

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company has an accumulated deficit approximating $8,000,000 and has incurred negative cash flows from operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at September 30, 2013 and projected cash needs for the remainder of 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2013 and 2014 years. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

2.

Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2012.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of accounts receivable, inventory, and stockholders’ equity based transactions. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$17,125	$12,800
Work in process	33,949	-
Finished products	68,971	50,578
	$120,045	$63,378

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
September 30, 2013

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

The Company’s tax returns for all years since December 31, 2010, remain open to most taxing authorities.

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

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

Common stock equivalents comprising 13,197,720 and 13,692,720 shares underlying options and warrants at September 30, 2013 and 2012, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable and accrued expenses and advance payable approximate fair value for all periods.

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

One customer accounted for 73% and 76% of sales for each of the three month periods ended September 30, 2013 and 2012, respectively.  This customer accounted for 80% and 77% of sales for each of the nine month periods ended September 30, 2013 and 2012, respectively.  At September 30, 2013 and December 31, 2012, this customer accounted for 3% and 32% of accounts receivable, respectively.

A second customer accounted for 0% and 12% of sales for each of the three month periods ended September 30, 2013 and 2012, respectively.  This customer accounted for 8% and 10% of sales for each of the nine month periods ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, this customer accounted for 0% and 57% of accounts receivable, respectively.

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

3.	Income Taxes

The Company incurred a loss for the three and nine month periods ended September 30, 2013 and 2012 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2012, the Company had available net operating loss carryforwards of approximately $2,556,000, expiring during various years through 2032.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

December 31, 2012
Net operating loss	$870,000
Valuation allowance	(870,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $34,700 and $47,600 at September 30, 2013 and December 31, 2012, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

4.	Stockholders’ Equity

Service-Based Stock Options

A summary of the outstanding service-based options issued by the Company to various employees and consultants is as follows:

Balance at December 31, 2012	9,955,000
Granted	250,000
Exercised	(500,000)
Expired	(145,000)
Balance at September 30, 2013	9,560,000

Stock based compensation expense amounted to $0 and $23,000 for the three months ended September 30, 2013 and 2012, respectively.  Stock based compensation expense amounted to $52,500 and $71,500 for the nine months ended September 30, 2013 and 2012, respectively.  Such amounts are included in compensation and related expenses in the accompanying statement of operations

In February 2013 the Company issued 250,000 options to a consultant (see note 7).  The fair market value of these options amounted to $15,000 which was amortized over three months from February 1, 2013 to April 30, 2013. The fair value of the options was computed using the following Black Scholes model attributes: fair value of the stock at issue date - $0.16, expected life - 5 years, volatility - 50% and risk free interest rate - 2%

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

Options exercisable at September 30, 2013 amounted to 9,460,000.  All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired.  The intrinsic value of options outstanding and exercisable at September 30, 2013 amounted to $467,600.  The intrinsic value of options exercised during the nine month period ended September 30, 2013 amounted to $100,000.

The following is a summary of outstanding service-based options at September 30, 2013:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	5 years
$0.13 - $0.20	7,560,000	9 years
$0.40	1,000,000	9 years
Total	$9,560,000

The remaining unearned compensation on unvested service-based options at September 30, 2013 amounted to $7,000 which will be amortized over the next nine months.

Performance-Based Stock Options

As of September 30, 2013 the Company had granted performance-based options to purchase 6,875,000 shares of common stock at exercise prices ranging from $0.40 to $5.00. The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue ranging from $5,000,000 and $100,000,000. The fair value of these performance-based options aggregated $298,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at September 30, 2013, the unearned compensation for performance based options is $298,000.

Warrants

Warrants outstanding and exercisable amounted to 3,637,720 at September 30, 2013.  The weighted average exercise price of warrants outstanding at September 30, 2013 is $0.28.  The warrants expire between 2013 and 2015.

5.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $5,000 and $10,000 for the three month periods ended September 30, 2013 and 2012, respectively.  Royalty expense approximated $40,000 and $35,000 for the nine month periods ended September 30, 2013 and 2012, respectively.  The remaining commitment at September 30, 2013, is approximately $75,000. The Company’s President has a 60% interest in the royalties.

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

At September 30, 2013 and December 31, 2012, included in accounts payable and accrued expenses was $114,000 and $96,000, respectively, in regards to this agreement.

In addition, in June 2013 the Company entered into a royalty agreement with a consultant which provided for a fee of 2% of sales as defined.  At September 30, 2013 no amounts have been earned under this agreement.

6.	Advance payable

During the three months ended September 30, 2013 a director advanced the Company $10,200 to be used to fund the purchase of common stock.

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31
2013 (3 months)	$10,240
2014	41,675
2015	42,187
2016	17,578
Total	$111,680

Rent expense for the three month periods ended September 30, 2013 and 2012, was $16,619 and $9,146, respectively.  Rent expense for the nine month periods ended September 30, 2013 and 2012, was $35,179 and $40,577, respectively.

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

Immudyne, Inc.

Notes to Financial Statements
September 30, 2013

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

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At September 30, 2013, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of September 30, 2013, $50,000 remained to be paid to the Company under this agreement.

8.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

Overview

We manufacture, distribute and sell natural immune support products. We believe, based on testing and analysis conducted on our behalf, that our beta glucans derived from yeast are superior to other beta glucans. Beta glucans are a natural extract that has been shown through testing and analysis and scientific research to support the immune system. Our core nutraceutical and cosmetic product lines consist of yeast beta glucans in oral and topical applications. Our beta glucan products and manufacturing processes are protected by patents and trade secrets and are compliant with current GMPs. Yeast beta glucans are classified as GRAS (generally recognized as safe) by the FDA. Historically, we have sold our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as dietary supplement and a cosmetic enhancement, and as a feed-additive for animal use. As of 2011, we began exiting this lower-margin market for feed-additive products. Our sales and marketing efforts going forward are concentrated on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales.

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

Results of Operations

Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	94,676	-	152,115
Cost of sales	17,475	18.5%	53,854	35.4%
Gross profit	77,201	81.5%	98,261	64.6%
Operating expenses	(245,867)	(259.7)%	(261,901)	(172.2)%
Loss from operations	(168,666)	(178.2)%	(163,641)	(107.6)%
Other income	25,000	26.4%	-	-%
Income tax benefit	4,300	4.5%	4,300	2.8%
Net loss	(139,366)	(147.2)%	(159,341)	(104.8)%

Sales for the third quarter of 2013 were $94,676, a decrease of 38% from $152,115 for the same period in 2012. Our sales decreased as we exhausted our inventory on hand while focusing on rebranding our existing products and building additional inventory, raw materials and finished products, for sales. We took possession of this additional inventory in the first week of November.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 68% to $17,475 in the third quarter of 2013 compared to $53,854 for the same period in 2012. The decrease in cost of sales as a percentage of sales in 2012 compared to 2011 resulted primarily from our decrease in sales, and reduction in lab and other manufacturing costs.

Gross profit decreased 21% to $77,201in the third quarter of 2013 compared to $98,261 for the same period in 2012.  The increase in gross profit as a percentage of sales from 65% in 2012 to 81% in 2013 was a result of a reduction in lab and other manufacturing costs.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 6% to $245,867, in the third quarter of 2013 compared to $261,901 for the same period in 2012. General and administration expense increased by 45% to $123,572 due to work performed to set up our new online store, printing new labels in connection with the rebranding of our products and fees related to trade marking our rebranded products. Compensation and related expenses decreased by 2% to $102,166 in 2103, compared to $104,668 in 2012, due primarily to a reduction in stock based compensation. Professional fees significantly decreased 72% to $20,129 in 2013, compared to $71,827 in 2012, as a result of decreased legal fees.

Other income increased by $25,000 in 2013 due to the timing of license fee receipts.

Our net loss for the third quarter of 2013 was $139,366 compared to net loss of $159,341 for the same period in 2012, a decrease of $19,975 or 13%. Net loss as a percentage of sales was 147% in the third quarter of 2013 compared to net loss as a percentage of sales of 105% for the same period in 2012.

Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

	2013		2012
	$	% of Sales	$	% of Sales
Sales	647,837		558,218
Cost of sales	124,181	19.2%	190,778	34.2%
Gross profit	523,656	80.8%	367,440	65.8%
Operating expenses	(783,264)	(120.9)%	(782,615)	(140.2)%
Loss from operations	(259,608)	(40.1)%	(415,175)	(74.4)%
Other income	50,000	7.7%	31,161	6.0%
Interest (expense)	-	-%	(3,371)	(1.0)%
Income tax benefit	12,900	2.0%	12,900	2.3%
Net loss	(196,708)	(30.4)%	(374,485)	(67.1)%

Sales for the nine months ended September 30, 2013 were $647,837, an increase of 16% from $558,218 for the same period in 2012. The increase in sales was attributable to increased demand for our topical-use products during the first and second quarter of 2013. Sales to our major customer amounted to $515,565 in 2013 compared to $427,073 in 2012.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 35% to $124,181 in the nine months ended September 30, 2013, compared to $190,778 for the same period in 2012. The decrease in cost of sales as a percentage of sales resulted primarily from a reduction in lab and other manufacturing costs.

Gross profit increased 43% to $523,656 in the nine months ended September 30, 2013, compared to $367,440 for the same period in 2012. Our gross profit as a percentage of sales increased from 66% in 2012 to 81% in 2013 due to our large increase in sales in the first half of the year and our reduction in lab and other manufacturing costs.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased slightly by 1% in the nine months ended September 30, 2013, to $783,264 compared to $782,615 for the same period in 2012. General and administration expense increased by 8% to $298,953 in the nine months ended September 30, 2013, compared to $227,630 in the same period in 2012. Compensation and related expenses increased by 15% to $380,154 due primarily to the retention of a chief marketing officer, the first such position in the Company’s history. Professional fees decreased 41% to $104,157 as a result of decreased legal fees.

Other income amounted to $50,000 for the nine months ended September 30, 2013 compared to $31,161 for the same period in 2012. The increase is due primarily to the timing of license fee receipts.

Our net loss for the nine months ended September 30, 2013 was $196,708 compared to net loss of 374,485 for the same period in 2012, a decrease of $177,777 or 47%. Net loss as a percentage of sales was 30% for the nine months ended September 30, 2013 compared to net loss as a percentage of sales of 67% for the same period in 2012.

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

We had net working capital (deficit) of $(39,475) at September 30, 2013, resulting in a decrease of $109,506 from net working capital of $70,031 at September 30, 2012. The ratio of current assets to current liabilities was .8 to 1 at September 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(112,478)	(165,473)
Financing activities	60,200	295,154

Net cash flow used in operating activities was $112,478 for the nine months ended September 30, 2013, compared to net cash flow used in operating activities of $165,473 for the same period in 2012. The decrease in net cash outflow in operating activities was attributable primarily to our selling products we held in inventory that were produced in prior quarters.

Net cash flows provided by financing activities was $60,200 in 2013 and consisted of $50,000 from the exercise of stock options, and $10,200 from a director of the Company.

Net cash flows provided by financing activities in 2012 was $295,154 and consisted of $313,383 from private placement sales of our common stock and $32,500 for the exercise of stock options offset by $50,729 in repayment of notes payable.

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

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At September 30, 2013, we included $114,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $75,000. In connection with this agreement, $38,000 in royalties has been paid as of September 30, 2013. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

Going Concern

Based on the Company's cash balance at September 30, 2013 and projected cash needs for the remainder of 2013 and into 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Mark McLaughlin
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

