Form 10-K
period 2013-12-31
Immudyne, Inc.
filed 2014-03-28
CIK 948320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 333-184487

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
Yes  ☐ No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 28, 2013, was $4,928,870. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2013, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of March 27, 2014 there were 30,104,973 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

IMMUDYNE INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our company that include, but are not limited to, projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new products, services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report. Other sections of this report include additional factors that could adversely impact our business and financial performance.

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

The forward-looking statements made in this are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne Inc., unless the context indicates otherwise.

PART I

Item 1. Business

Our Company

We manufacture, distribute and sell natural immune support products. Our primary products consist of oral dietary supplements and cosmetic serums that contain our proprietary yeast beta glucans.  Beta glucans are a natural extract that has been shown through testing and analysis and scientific research to support the immune system.

We believe, based on testing and analysis conducted by third parties on our behalf, that the beta glucans derived from yeast we manufacture are superior to other beta glucans on the market.

Our beta glucan products and manufacturing processes are protected by patents and trade secrets, and are compliant with current good manufacturing practices (“GMPs”). Further, yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We sell our products primarily on a word-of-mouth basis through physician networks, distributors and through our website. We believe that we can continue to commercialize sales of these products on a more meaningful, global basis.

We originally incorporated under the laws of British Columbia, Canada, in 1987 under the name Anina Resources, Inc. and subsequently changed our name to Immudyne, Inc. and our jurisdiction to the State of Wyoming by continuance in September 1987. On June 30, 1994, we changed our jurisdiction to Delaware by merger with and into Immudyne, Inc., a Delaware corporation formed on June 21, 1994.

None of the testing and analysis or scientific research mentioned in this report has been subject to the oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or otherwise treating disease. Further, the marketing of beta glucans are not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

Our Products

We have a developed proprietary approach to produce what we believe to be superior beta glucans derived from yeast. Our yeast beta glucans are odorless and tasteless, making them suitable for use in a wide variety of oral and topical applications, including in our nutraceutical and cosmetic product lines. As the U.S. and international markets become more aware of the value of our proprietary products, we believe demand for our beta glucans will increase.

Historically, we produced other grades of beta glucan products for the animal feeds industry as a substitute for antibiotics. As of 2013, we exited this lower-margin market for feed-additive products. Our sales and marketing efforts are now concentrated on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales.

Beta Glucans

Beta glucans, or β-Glucans, are a natural extract that are considered to be “biological response modifiers” that support the immune system. The most common sources of beta glucans are from the cell walls of baker’s yeast, the cellulose in plants, the bran of cereal grains and certain fungi and bacteria. The differences between beta glucan chemical structures are significant in regards to solubility and overall biological activity. In fact, beta glucans derived from mushrooms and cereals do not appear to have the same effects on human health as beta glucans derived from yeast.

We derive our high-grade beta glucan from yeast cell walls using proprietary processes in our manufacturing facility. Our beta glucan is generally free of yeast by-product and endotoxins, and has demonstrated reliability in terms of both stability and biological response. In fact, we commissioned an analytical side-by-side comparison by a laboratory which conducts testing and analysis of nutraceutical compounds, between our beta glucan and each of the beta glucans manufactured by our two main competitors.  The results of the analytical comparison demonstrated the superiority of our beta glucan which was far less impure and more uniform in composition than those of our competitors.

The health benefits of yeast beta glucans have been demonstrated through extensive testing and analysis and scientific research on yeast beta glucans generally, and we are committed to supporting evidence-based studies that demonstrate the health benefits of our products. General scientific research on beta glucan derived from yeast cell walls has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Southwest Research Institute, Case Western Reserve University, University of Arkansas, North Carolina State University, University of Bern, Switzerland, and the China Agricultural University, China. As more studies are conducted on beta glucans, the potential benefits to human health continue to emerge.

In fact, in two studies reviewed in an article published in the Japanese Journal Society Terminal Systemic Diseases, participants ingesting our yeast beta glucan showed a decreased reoccurrence of cancer in cancer remission patients and increased survival rates in terminally-ill cancer patients. In addition, female study participants testing the effect of our yeast beta glucan in topical applications saw a significant reduction in the number and intensity of skin wrinkles over the eight-week study. We presented the results of these and other studies supporting the efficacy of our products at the BIO-Europe global biotechnology conference in November 2010 and World Immune Regulator Meeting in Davos, Switzerland, in March 2012.

Healthcare professionals, including licensed physicians, alternative medicine practitioners, scientists and researchers have taken an interest in our immune-support products as a means of offering alternative or complementary approaches for maintaining a healthy and active lifestyle. These expressions of interest have often resulted in proposals for research studies and recommendations of our products. We plan to build upon this interest and hope to grow our contacts with licensed physicians who utilize our product in a clinical setting and with researchers who have the resources to conduct testing and analysis on our products.

We also have relationships with medical doctors who in the past have conducted self-funded studies in which we supplied our product free of charge. However, we do not have any formal clinical development or research agreements with these institutions and doctors. Dr. Joseph DiTrolio of the Roseland, New Jersey Surgery Center and St. George’s University School of Medicine, and Dr. Allan Whitberg, previously of Roger Williams Medical Center in Providence, Rhode Island and currently affiliated with Boston University School of Medicine, are among the medical doctors with whom we have relationships and who have conducted self-funded studies on our product. We also have established a relationship with National Jewish Health in Denver, Colorado and are exploring possible opportunities to have our products tested at the Boston University Medical Center. Recently, we established a partnership with the leading physicians of the Stone Center of New Jersey to educate patients about the benefits of supplementing their chemotherapy and radiation treatments with a yeast-beta glucan product.

To be sure, none of the testing and analysis or scientific research mentioned in this annual report has been subject to oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or otherwise treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by FTC and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

Yeast Beta Glucan Product Lines

Our nutraceutical and cosmetic product lines consist of our natural, premium yeast beta glucans in oral and topical applications. Nutraceuticals are plant-derived products, such as our yeast beta glucans, with pharmaceutical-like properties that have biologically-therapeutic effects in humans in addition to the basic nutritional value found in foods. We offer our yeast beta glucans as natural raw material ingredients in bulk quantities and finished, consumer products packaged under our brands and private label brands. The FDA has classified yeast beta glucans as GRAS.

Our principal, branded nutraceutical and cosmetic products for our yeast beta glucans are the iNR line of once-daily oral capsules and NAYAD and SGM line of rejuvenating serums and creams. Our iNR line of once-daily oral capsules are dietary supplements containing proprietary combinations of our yeast beta glucan to support immune system function. Our Skin Care Essentials Rejuvenating Serum and Rejuvenating Cream topical applications consist of our patented yeast-derived beta glucan and other natural ingredients intended to support the skin’s immune system response and defense, skin renewal and repair of sun and environmental damage.

Sales and Marketing

Our sales and marketing strategy primarily consists of building the brand recognition of our product lines and our proprietary yeast beta glucans. We sell our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as a cosmetic enhancement or dietary supplement.

We believe that we are well positioned to capitalize on our development of proprietary and patented products and can now focus on commercializing sales of these products on a more meaningful, global basis. In the early part of 2014, we opened our newly-designed online stores, www.inrstart.com and www.buynyad.com to offer our products.
In 2013, we appointed Karen Kingston, an experienced marketing consultant with over 15 years of experience building brands and sales strategies within men's health, eye care, skin care, immunology and wellness industries, as our Chief Marketing Officer to lead our sales and marketing efforts.

Our principal products are consumables that can generate a stream of repeat sales with the same end customers over an extended period, providing significant lifetime value for each customer gained. To reach these customers, our marketing strategy includes online sales promotions through our website, an affiliate sales program, trade advertising, consumer research and search engine and digital advertising.  In addition, we intend to build our brand recognition with healthcare professionals through further testing and analysis of our products and by providing practitioners and clinics with education and support. We believe that the recommendation of our products by healthcare professionals to their patients provides the best possible endorsement.

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

On December 5, 2013, we signed a Memorandum of Understanding (“MOU”) with Adiuvo Investment, S.A., a life-science and healthcare investment company incorporated under the laws of Poland (“Adiuvo”). Under the terms of the MOU we had agreed to negotiate the details of a joint venture with Adiuvo, through which we planned to conduct additional research and to commercialize our products in Europe. However, currently we are exploring the possibility of entering into a license arrangement with Adiuvo in place of the joint venture, by which would market and sell our products in Europe. The negotiations with respect to this potential license are still being negotiated and there can be no assurance that a definitive license will be executed.

Manufacturing and Sourcing

We have focused on the production of immune system support compounds including our beta glucans derived from yeast for over 20 years.  Our staff produces consistently high-grade, particulate and reliable beta glucan, included in our nutraceutical and cosmetic product lines, in our Kentucky-based production plant. For certain of our packaged consumer goods, such as the iNR product line, we use third party contractors for encapsulation, bottling and labeling. These contractors are subject to regular government inspections, and to the best of our knowledge, comply with current GMPs and hold the necessary drug manufacturing licenses and processed food registrations required by their respective state regulators. Such packaging services are readily available from multiple sources.

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

Customers

We sell our products direct to consumers and to pharmaceutical, nutraceutical and consumer product companies in the U.S. market.  We plan to expand our sales to the international market. We focus on establishing and growing long-term relationships with our customers, and we believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our beta glucan products. Our sales through distributors and business-to-business typically are made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on purchase orders.

As we have sought to expand our U.S. and global sales, we have marketed our nutraceutical and cosmetic product lines as a raw material ingredient available in bulk quantities and finished, consumer products packaged under our brands and private label brands. We anticipate that our customer mix will change accordingly to include more sales through distributors, and our planned affiliate program, and direct sales to consumers. We also encourage nutriceutical and nutricosmetic manufacturers and formulators purchasing our beta glucans as all-natural raw material ingredients to identify and promote our brand in their products. As our principal products are consumables that typically generate repeat sales streams with the same end customers over an extended period, we historically have not experienced seasonality of sales.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.), accounted for 77% our sales in 2013 and 73% of our sales in 2012.  Our second largest customer accounted for 9% our sales in 2013 and 12% of our sales in 2012.

Competition

The markets for nutritional supplements and skin care products are highly competitive, consisting of a large number of manufacturers, distributors and retailers, none of which dominates the fragmented and diverse markets. We compete for sales direct to consumers, through distributors and business-to-business.

Although we believe that our yeast beta glucan is superior, we compete with other companies manufacturing beta glucans from yeast and other sources, as well as companies producing other food ingredients and nutritional supplements for human use. Many end consumers may consider such products to be a replacement for the products we manufacture and distribute. Many of our competitors have greater marketing, research and capital resources than us, and may be able to offer their products at lower costs because of their greater purchasing power or lower cost of raw materials and manufacturing.

We anticipate expanding our sales on a meaningful basis as part of our new marketing strategy focusing on our nutraceutical and cosmetic product lines. We anticipate competing in these markets on the basis of quality, our proprietary manufacturing processes, research data and effective marketing campaigns promoting the benefits of our natural immune support products. There are no assurances that our products will be able to compete in these markets, however, or that our new marketing strategy will be successful.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S., and trade secrets which are not protected by patents, to protect our intellectual property and maintain our competitive position in the marketplace. We have nine registered U.S. patents, consisting of both use and process patents, with expiration dates ranging from 2015 to 2026. Additionally, we currently have three patent applications filed in the U.S. pending formal review and a second provisional patent application pending, and we intend to apply for additional patents in the future as new products, uses and manufacturing processes are developed. We maintain trademarks registered in the U.S. for our business name and related to our product brands. In addition, we have registered and maintain internet domain names related to our business, including “immudyne.com.” Collectively, the patents, trademarks and domain names that we hold are of material importance to us. However, at this time we may not be able to adequately defend our intellectual property rights due to our lack of financial resources, though, to date, we have no knowledge of any infringement of our intellectual property.

Research and Development

Our expertise for many years has been in the enhancement of efficient, stable and cost-effective production systems for beta glucan products derived from yeast. While we have not incurred any research and development expenses in our last two fiscal years, we may increase future investments to establish the scientific basis for health claims of our existing products and to develop new products and applications based on our growth and available capital.

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

Employees

As of December 31, 2013, we had 3 full-time employees, 11 part-time employees and additional consultants worldwide. We outsource many of our product marketing activities to consultants who provide services to us on a project basis. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees. All full-time employees and our officers and directors are eligible to participate in our group health and dental insurance plans.

Website Access Disclosure

Our internet website address is http://www.immudyne.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

Risks Related to Our Business

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We have generated losses and not yet achieved positive cash flows, which may adversely affect our liquidity and ability to continue as a going concern.

Our net cash used in operating activities was approximately $260,000 in 2013 and $230,000 in 2012. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations or securing other sources of financing. We will need to reduce operating expenses and increase cash flow to fund current operations if we are not able to fund these operations by raising capital. We have implemented a new sales and marketing strategy to focus on higher-margin products that carry what we believe to be greater opportunities for growth in the U.S. and international markets. In addition, management has instituted cost-cutting measures; including terminating certain employees that were not contributing to the business and ceasing our operations in the low-margin feed additive product line, which we believe should result in improved efficiencies of our operations going forward. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.

We may not be able to implement our growth and marketing strategy successfully or on a timely basis or at all.

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

We believe that developing and maintaining our brand is critical to our success. The importance of our brand recognition may become greater as competitors offer more products similar to ours. Our brand-building activities involve increasing awareness of our brand, creating and maintaining brand loyalty and increasing the availability of our products. If our brand-building activities are unsuccessful, we may never recover the expenses incurred in connection with these efforts, and we may be unable to implement our business strategy and increase our future sales.

We are subject to government regulation of the processing, formulation, packaging, labeling and advertising of our consumer products, and any failure to comply with such regulations could require us to repackage, recall or undergo regulatory approval of our products, which would have a material adverse effect on our business.

Under the FDCA and DSHEA companies that manufacture and distribute foods, food ingredients, cosmetics and dietary supplements in the U.S., such as our yeast beta glucan products, are limited in the claims that they are permitted to make about nutritional support on the product label without the approval of the FDA. Any failure by us to adhere to the labeling requirements could lead to the FDA requiring that our products be repackaged and relabeled, which would have a material adverse effect on our business. In addition, advertising and product claims regarding the efficacy of products are also regulated by the FTC. Companies are responsible for the accuracy and truthfulness of, and must have substantiation for, any such statements. These claims must be truthful and not misleading. Statements must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. We are able to market our oral and topical application products in reliance on the GRAS status of our active ingredient, yeast beta glucan. No governmental agency or other third party has made a determination as to whether or not our products have achieved GRAS status. If the FDA, another regulatory authority or other third party denied our GRAS status for our yeast beta glucan products, we could face significant penalties or be required to undergo the regulatory approval process in order to market our products. In such event, our business, financial condition and results of operations would be adversely affected as we cannot assure you that in such a situation our yeast beta glucan products would be approved.

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

The processing, formulation, packaging, labeling and advertising of our yeast beta glucan products in the U.S. are subject to regulation by the FDA, FTC and other federal agencies, and our activities are also subject to regulation by various agencies of the states and localities in which our yeast beta glucan products are sold. Any changes in the current regulatory environment could impose requirements that would limit our ability to market our yeast beta glucan products and make bringing new products to market more expensive. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our business, financial condition and results of operations. While our yeast beta glucan products currently are categorized as foods, it is possible that the FDA or a state regulatory agency could classify these products as a cosmetic or a drug. If our products are classified as cosmetics rather than a food, we would be limited to making claims that our products cleanse and beautify, rather than making structure or function claims. If our yeast beta glucan products are classified as drugs, we would not be able to market our products without going through the drug approval process. Either of these events would limit our ability to market our products effectively and cost-efficiently, and would adversely affect our financial condition and results of operations. If the FDA or a state regulatory agency viewed our products as cosmetics or drugs, they could claim that the products are misbranded and require that we repackage and relabel the products and impose civil and criminal penalties on us. Either or both of these situations could adversely affect our business and operations.

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

We have subjected, and will continue to subject, our products to testing and analysis. If the findings of these studies are challenged or found insufficient to support our health claims, we may need to perform additional testing and analysis before we are able to successfully market such products.

Although our yeast beta glucan products are supplements, as opposed to drugs, we have subjected, and will continue to subject, our products to testing and analysis to ensure that we are able to continue to deliver a superior product so that we may successfully market such products, though no such trials are currently required for marketing approval by the FDA or any comparable regulatory body. Testing and analysis for new product uses can require a significant amount of resources and there is no assurance that the results will be favorable to the claims we make for our products, or that they will be sufficient to support our claims. If the findings of our testing and analysis are challenged or found to be insufficient to support our claims, additional testing and analysis may be required before we are able to successfully market our products. No such testing and analysis has been, nor will it be when conducted, subject to the approval by the FDA or any comparable regulatory body.

If we undertake product recalls or incur liability claims with respect to our yeast beta glucan products, such recalls or claims could increase our costs and adversely affect our reputation, business and results of operations.

Our yeast beta glucan products are designed for human consumption and we face product recalls or liability claims if the use of our products is alleged to have resulted in injury or death. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. Yeast beta glucan is classified as a food ingredient and is not subject to pre-market regulatory approval in the U.S. However, our yeast beta glucan products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from consumption of these ingredients could occur. We may have to undertake various product recalls or be subject to liability claims, including, among others, that our yeast beta glucan products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

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

We derive a substantial part of our sales from two major customers. If we lose either of these customers, or they reduce the amount of business they do with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.) (“MMP”), accounted for 77% of our sales in 2013 and 73% of our sales in 2012. Our relationship with MMP is governed by a written contract, which is subject to a confidentiality agreement. The initial term of our contract with MMP will expire on December 19, 2016. Pursuant to its terms, the written contract will be automatically renewed for continuous one-year periods unless either party gives notice of its intent to terminate at least 90 days prior to the expiration of any renewal term. Additionally, our second largest customer accounted for 9% of our sales in 2013 and 12% of our sales in 2012. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of either of these customers to meet their obligations to us would adversely affect our financial results. At December 31, 2013 accounts receivable from MMP amounted to 70% of total accounts receivable, and at December 31, 2012 MMP accounted for 32% of accounts receivable. Our second largest customer accounted for 28% of our accounts receivable in 2013 and 57% of our accounts receivable in 2012. Although we are making efforts to reduce our dependency on a limited number of customers, we believe this concentration of sales to two customers will continue in the near future. If we lose either of these customers or they reduces the amount of business they does with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

Our yeast beta glucan products face various forms of competition from other products in the marketplace, which could adversely affect our market share and result in a decrease in our future sales and earnings.

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that our yeast beta glucan products face comes from companies that are larger and more well established, with greater financial, marketing, sales and technological resources than we have. Our products compete with a range of consumer and nutraceutical products. Our commercial success will depend on our ability to compete effectively in marketing and product development areas including, but not limited to, sales and branding, product safety, efficacy, ease-of-use, customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing and marketing products that are more desirable or effective than our products or that would render our products obsolete and non-competitive.

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

As we attempt to expand our sales internationally, our exposure to these risks could result in our inability to attain the anticipated benefits of expanding internationally and our business could be adversely impacted. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

If we lose our President, or are unable to attract and retain additional qualified personnel, the quality of our products may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our President, Mark McLaughlin. Loss of his services could adversely affect our ability to achieve our business objectives, if we are unable to find a suitable replacement. Mr. McLaughlin is an integral factor in establishing relationships and the continued development of our business depends upon his continued employment. If he were to resign or retire, we would have to find a suitable replacement who shared his expertise and relationships. Any delay in finding a suitable replacement would adversely affect the pace at which we are able to successfully grow our business and could harm our existing business, resulting in a decrease in sales and revenue. We have entered into an employment agreement with Mr. McLaughlin that includes provisions for non-competition and confidentiality that expires in October 2017.

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

The U.S. economy and the global economy are recovering from a severe recession. Factors such as uncertainties in consumer spending, a sustained regional and global economic downturn or slow recovery may reduce the demand for our yeast beta glucan products. Furthermore, challenging economic conditions also may impair the ability of our customers to pay for our commercial, direct-to-consumer products. Consumer spending for our yeast beta glucan products generally is considered a discretionary purchase because they are non-prescription nutraceutical supplements and nutricosmetics, and we may experience a more negative impact on our business due to these conditions than other companies that do not depend on discretionary spending. If demand for our products declines or our customers are otherwise unable to pay for our products, we may be required to offer extensive discounts or spend more on marketing than budgeted and our revenues, expense levels and profitability will be adversely affected.

We will need additional capital to continue to conduct our business, execute our business plan and fund operations. We may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) diversifying revenues to include greater direct-to-consumer and healthcare professional sales and (ii) expanding our distribution to Europe and Asia. To implement our growth strategy, we anticipate (i) increasing our marketing to healthcare professionals and end consumers, (ii) entering into distribution agreements with manufacturers and formulators in Europe and Asia and (iii) developing our branded product lines.

Our existing capital resources and cash flows from operations may not be adequate to satisfy the liquidity requirements of our business for the next 12 months.  If available funds are not sufficient to meet our plans for expansion or current operating expenses, our plans include pursuing alternative financing arrangements, including bank loans, advances from our directors and officers or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including: investors’ perceptions of, and demand for, companies in our industry; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; and economic, political and other conditions in the U.S.

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

• •
another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature in our products or services; or

we may not have the financial resources to aggressively protect our intellectual property.

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

While we are a public company quoted on the OTC Markets-OTCQB, our compliance costs prior to the effectiveness of our registration statement were not substantial in light of our limited operations and limited public reporting obligations. As a company subject to public reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, since May 2012 we have incurred increased legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly, and may adversely affect our business and results of operations.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Our management has limited or no experience operating a company subject to the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. Our management currently relies in many instances on the professional experience and advice of third parties including our attorneys and accountants. Our current management and staff will need to be trained and we will need to retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate accounting, internal controls and reporting procedures.

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

However, for as long as we remain an “emerging growth company,” or EGC, as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may, and we intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements concerning management’s reports on effectiveness of internal controls over financial reporting otherwise required under the Sarbanes-Oxley Act and the rules promulgated by the SEC. We may, and we intend to, take advantage of these reporting exemptions until we are no longer an EGC. We will cease to be an EGC at the earliest of (A) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (B) the last day of the fiscal year in which the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act occurs, which will be 2017; (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto.

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

We have material weaknesses in our internal control over financial reporting.

We identified material weaknesses in internal control over financial reporting for the years ended December 31, 2013 and 2012. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We are in the process of remediating material weaknesses identified by us; however, we cannot assure you that there will not be additional material weaknesses and significant deficiencies that we will identify. If we are unable to identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable securities laws.

We believe that the material weaknesses did not have an effect on the reporting of the Company's financial results. However, we believe that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures. We recently retained an outside accountant to assist in remediating and improving some of these internal control processes. Additionally, we are looking for outside directors to assist in the oversight of the financial reporting process, and plan to address all of these internal control matters once our business plan is fully implemented and additional funds are available.

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

We have issued shares of common stock and warrants and options to purchase shares of our common stock in connection with our private placement and certain employment, director and consultant agreements. In addition, we issued shares of our common stock, and options and warrants to purchase shares of our common stock, in financing transactions and pursuant to employment agreements that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our amended certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.01 per share. As of March 27, 2014, there were 1,882,532 authorized and unissued shares of our common stock available for future issuance, based on 30,104,973 shares of our common stock outstanding and our reservation of 3,887,720 shares of our common stock issuable upon exercise of outstanding warrants and 14,124,775 shares of our common stock issuable upon exercise of options outstanding and exercisable. Although we have no commitments as of the date hereof to issue any securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Although the JOBS Act permits an EGC such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, we are choosing to “opt out” of this provision, and, as a result, we will comply with new or revised accounting standards as required when they are adopted, however do not currently believe that this will have a material effect on the preparation of our financial statements. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

As of March 27, 2014, Mark McLaughlin, our President and largest shareholder, beneficially owned 26% of our outstanding shares of common stock. Mr. McLaughlin exerts significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Without the consent of Mr. McLaughlin, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests.

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

Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year, other than a fiscal year in which a registration statement under the Securities Act has gone effective, we have fewer than 300 holders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information. As of March 27, 2014, we had 327 holders of record.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our principal executive offices are in office space provided at no cost to us by our President in Mount Kisco, New York. We also have offices for our marketing operations in Carlsbad, California. We lease a manufacturing facility with warehouse space consisting of approximately 15,000 square feet in Florence, Kentucky, in the vicinity of the Cincinnati, Ohio, airport. The lease expires in June 2016 and we are currently in negotiations for an extension. We believe that our existing office and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes.

Item 3. Legal Proceedings

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000 that found that the defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between the defendants and the Company.  On March 12, 2014, a settlement was reached with these parties in the amount of $386,000.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, net of related legal costs, in March 2014.

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

	2013		2012
	High	Low	High	Low
First Quarter (through March 31)	$0.18	$0.10	$0.22	$0.15
Second Quarter (through June 30)	0.41	0.09	0.20	0.16
Third Quarter (through September 30)	0.30	0.15	0.20	0.16
Fourth Quarter (through December 31)	0.41	0.21	0.20	0.11

Holders of Record

On March 27, 2014, there were approximately 327 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Private Placement

From November 21 to November 23, 2013, the Company sold an aggregate of 500,000 shares of its common stock at $0.25 per share in a non-brokered private placement to accredited investors in reliance on an exemption from registration under Section 4(2) of the Securities Act.  Each two shares of common stock issued in the private placement included a three-year warrant to purchase one share exercisable at $0.40 per share.

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

Overview

We manufacture, distribute and sell natural immune support products. Beta glucans are a natural extract that has been shown through testing and analysis and scientific research to support the immune system. Our core nutraceutical and cosmetic product lines consist of yeast beta glucans in oral and topical applications. Our beta glucan products and manufacturing processes are protected by patents and trade secrets and are compliant with current GMPs. Yeast beta glucans are classified as GRAS by the FDA. Historically, we have sold our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as dietary supplement and a cosmetic enhancement, and as a feed-additive for animal use. As of 2011, we began exiting this lower-margin market for feed-additive products, which exit we completed in 2013. Our sales and marketing efforts going forward are concentrated on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales.

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

Our marketing strategy is to promote sales of our oral and topical-use products, which constitute our core business. We intend to capitalize on our development of proprietary and patented products and by focusing on commercializing sales on a more meaningful, global basis.  In fact, we hired a Chief Marketing Officer in 2013, the first such position in the history of the Company. We expect that a significant component of our selling, general and administration expenses going forward will consist of marketing and advertising expenses to increase our sales. The primary components of our marketing and advertising expenses may include online sales promotions through our website, trade advertising, direct marketing to nutraceutical companies and industry associations, consumer research and search engine and digital advertising. We expect our selling, general and administrative expenses to increase in absolute dollars as we incur increased costs related to our marketing strategy and growth of our business. These costs, along with the additional costs resulting from our operations as a public reporting company, could impact our future operating profitability.

We historically have expended a significant amount of our funds on obtaining and protecting our patents, trade secrets and proprietary products. We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. For several years, we were involved in complex litigation regarding patents and licenses critical to our products. In 2010, we prevailed on all major legal matters and reached favorable settlements. If additional litigation becomes necessary to protect our intellectual property rights, such litigation may be costly, divert our management’s attention away from our core business and have a negative impact on our operations. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us.

Our manufacturing processes are compliant in the U.S. with current cGMPs and our yeast beta glucan products are natural. Further, yeast beta glucans are designated as GRAS under current FDA regulations. Future government regulations may prevent or delay the introduction or require the reformulation of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products or otherwise disrupt the marketing of our products. Any such government actions could result in additional costs to us, including reduced growth prospects, lost sales from products that we are required to remove from the market and potential product liability litigation.

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. While we believe that we will begin to generate increased sales, it is likely that we will require additional operating capital. Until we are in a position to obtain such capital from revenues to meet our normal business obligations, the Company will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that the Company will be successful in its endeavors to raise additional capital. (See “Risk Factors”)

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the years ended December 31, 2013 and 2012:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	808,363		673,778
Cost of sales	181,304	23%	199,908	30%
Gross profit	627,059	77%	473,870	70%
Operating expenses	(1,173,467)	(145)%	(1,013,895)	(150)%
Loss from operations	(546,408)	(67)%	(540,025)	(80)%
Other income (expenses), net	260,946	32%	77,176	11%
Income tax benefit	17,200	2%	17,200	3%
Net loss	(268,262)	(33)%	(445,649)	(66)%

Sales in 2013 were $0.81 million, an increase of 20% from $0.67 million in 2012. Our increase in sales was attributable to increased sales of our yeast beta glucan extract raw material to our significant wholesale customers, whose demand for our products increased in 2013.  We believe this increase in demand was a result of positive feedback received from retailers who received products containing our raw material from these wholesale distributors. In addition we believe our increase in sales was also attributable to the increased awareness of our immune support products among physicians and physician networks as a result of our 2013 marketing strategy which included the repositioning of our company as an immune health and wellness company, our expanded product portfolio, the rebranding of our products and the launch of our online store. We believe as our marketing plan continues to be fully implemented in 2014 that we may see increased sales from these key customer demographics.

Costs of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total costs of sales decreased 9% to $0.18 million in 2013 compared to $0.20 million in 2012. The slight decrease in our cost of sales was in line with our expectations and attributable to increased economies of scale as we increased production to accommodate our increased sales.

Gross profit increased 32% to $0.63 million in 2013 compared to $0.47 million in 2012. Gross profit as a percentage of sales increased to 77% in 2013 from 70% in 2012 as result of our increased sales and increased economies of scale at our manufacturing facilities, which lowered our overall cost of sales.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 16% to $1.2 million in 2013 from 1.0 million in 2012.  General and administration expense decreased 10% to $0.39 million in 2013 from $0.44 million in 2012 as we completed our exit from our feed additive products business to focus entirely on our oral and topical use products.  Compensation and related expenses increased 103% to $0.65 million in 2013 from $0.32 million in 2012, as a result of our retention of additional consultants and marketing professionals to work on implementing our marketing plan.  Professional fees decreased 49% to $0.13 million in 2013 from $0.25 million in 2012, as we did not incur the added legal, accounting and auditing expenses associated with filing a registration statement as we did in 2012.

Other income (expense) (net) was approximately $261,000 in 2013 compared with approximately $77,000 in 2012, an increase of $184,000.  The increase is attributable to the fact that in October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000 that found that the defendants in question had failed to use their best efforts in support of the Company.  On March 12, 2014, a settlement was reached with these parties in the amount of $386,000.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, net of related legal costs, in March 2014.

Net loss in 2013 was $0.27 million compared to a net loss of $0.45 million in 2012, a decrease of $0.18 million or 40%. Net loss as a percentage of sales was 33% in 2013 compared to 66% in 2012.  We believe our decreased net loss was attributable to increased sales as a result of the increased notoriety and success of our raw material product in the wholesale market, the start of the implementation of our marketing plan and increased economies of scale at our manufacturing facility.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We have limited operating capital and intend to meet our liquidity requirements, including purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations, and debt and equity financing, if available. Historically, we also have funded operations through loans and advances from our directors and officers and offerings of equity securities. In 2013 and 2012, we raised $175,000 and $345,883, respectively, through sales of our common stock in private placements, as well as proceeds from the exercise of stock options. We may seek additional financing in the form of loans from banks or our directors and officers, or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants.

Based on our cash balance at December 31, 2013 and projected cash needs in 2014, we estimate that we will need to raise additional capital to cover operating and capital requirements for the 2014 year. We plan on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing.  Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. The Company has incurred negative cash flows in 2012 and 2013 and may not have sufficient financial resources to fund operations through December 31, 2014. As a result, the Company’s auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

Comparison of Years Ended December 31, 2013 and 2012

We had net working capital of approximately $125,000 at December 31, 2013, an increase from net working capital of approximately $25,000 at December 31, 2012. The ratio of current assets to current liabilities was 1.4-to-1 at December 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(259,074)	$(229,726)
Financing activities	315,200	295,154

Net cash flow used in operating activities was $259,074 in 2013 compared to $229,726 in 2012. The increase in net cash outflow in operating activities was attributable primarily to our increased sales and the cost of implementing our marketing plan.

Net cash flow provided by financing activities was $315,200 in 2013 compared to $295,154 in 2012. In 2013 we received $125,000 in a private placement of our common stock and $50,000 through the exercise of options and a net increase in notes payable of $40,200, and a $100,000 deposit payable. In 2012 period, we received $313,383 from private placement sales of our common stock and $32,500 for the exercise of options offset by $50,729 in repayment of notes payable.

Private Placements

In 2013, we issued 500,000 shares of our common stock (and three-year warrants to purchase 250,000 shares) of our common stock at $0.40 per share to accredited investors at $0.25 per unit for $125,000 in gross proceeds.

In a series of private placement transactions in the six months ended June 30, 2012, we issued 1,843,428 shares of our common stock and 3-year warrants to purchase 914,106 shares of our common stock at $0.40 per share to accredited investors at $0.17 per unit for $313,383.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. During the year ended December 31, 2013, notes payable due to officer and other related individuals totaling $54,000 were repaid and the balance of notes payable and amounts due to officer. Interest expense on notes payable amounted to $3,385 for the year ended December 31, 2013.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At December 31, 2013, we included $50,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $65,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

Legal Matters

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000, finding that defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between them.  On March 12, 2014, a settlement was reached with these parties in the amount of $386,000.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000, net of related legal costs, is recorded as legal settlement proceeds receivable in the balance sheet as of December 31, 2013.  We received the balance due at December 31, 2013, $132,000 net of legal costs, in March 2014.

In November 2005, we filed suit in Texas against Biopolymer Engineering, Inc. d/b/a Biothera who was claiming ownership of certain patents we own covering our yeast beta glucan products. Biothera subsequently filed suit against us in Federal Court in Minnesota alleging infringement of the same patents. The state court case proceeded to trial in which it was adjudicated that we were the owner of all of the patents at issue. In November 2009, we entered into a settlement agreement that resolved all litigation aspects of the federal and state court proceedings. The settlement agreement stipulated that we were the owner of all of the patents at issue. As part of the settlement agreement, we received $440,000 as reimbursement for litigation costs. In addition, we were awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license to Biothera for U.S. Patent No. 5,702,719, covering our beta glucan derived from yeast for dermatological and nutritional use. The term of the license agreement is consistent with the term of the $25,000 semi-annual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. At December 31, 2013, $50,000 remained to be paid to us under this agreement.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our PEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2013 our PEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our PEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s PEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's PEO/PFO in connection with his review of our financial statements as of December 31, 2013.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

Dominic J. Agostini

In  2013, our director Dominic J. Agostini, passed away.

Memorandum of Understanding with Adivuo Investment S.A.

On December 5th, 2013, we signed a MOU with Adiuvo. Under the terms of the MOU we agreed to negotiate the details of a joint venture with Adiuvo, through which we planned to conduct additional research and to commercialize our products in Europe. Under the terms of the MOU, we granted Adiuvo an option to purchase up to 10% of our outstanding shares on a diluted basis, or 3,267,775 shares as of the date of the MOU, at $0.25 per share.  Upon the acquisition of our shares, Adiuvo also has the option to acquire, pro-rata to the number of shares purchased by Adiuvo, warrants to purchase up to 1,472,000 shares, exercisable at $0.22 per share for three years from the date of the MOU. Adiuvo also has the right to acquire additional warrants upon the Company achieving certain financial milestones. Adiuvo paid us $100,000 in consideration for the option to obtain our common shares, warrants and options.

Under the MOU, we agreed to purchase shares of Adiuvo within 30 days of the signing of the MOU for an aggregate consideration of $100,000.  On January 8, 2014, we entered into a subscription agreement with Adiuvo to purchase a minority interest of Adiuvo of 2,255 series C ordinary registered shares. Adiuvo also granted us the option to acquire additional shares of Adiuvo up to an aggregate consideration of $1,500,000. Further, Adiuvo granted us the right to participate in any subsequent public offerings of Aduivo shares until we own 10% of Adiuvo.

Currently we are exploring the possibility of entering into a license arrangement with Adiuvo in place of the joint venture contemplated by the MOU, by which would market and sell our products in Europe. The negotiations with respect to this potential license are still being negotiated and there can be no assurance that a definitive license will be executed.

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

Name	Position	Age
Anthony G. Bruzzese, M.D.	Chairman	57
Mark McLaughlin	President, Chief Executive Officer and Director	56
John R. Strawn, Jr.	Director	53

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2013 and 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
		($)	($)(1)	($)		($)		($)
Mark McLaughlin	2013	145,600	-	-	(3)	7,000	(4)	152,600
President, Chief Executive Officer and Director(2)	2012	123,600	-	-	(3)	18,106	(4)	141,706

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

(4)
In June 2011, the Board of Directors authorized a one-year extension of the expiration date for warrants held by Mr. McLaughlin to purchase 1.5 million shares of our common stock at $0.12 per share that were to expire in 2011. These warrants with such one-year extension of the expiration date had an incremental fair value of $10,682. In May 2012, the Board of Directors similarly authorized another one-year extension of the expiration date for these same warrants. The warrants with such one-year extension of the expiration date in 2012 had an incremental fair value of $18,106.  In December of 2013, the Board of Directors once again authorized a one-year extension of these warrants as consideration, in part, for certain monetary advances made by Mr. McLaughlin to the Company. The warrants with such one-year extension of the expiration date in 2013 had an incremental fair value of $7,000.

The following table sets forth information concerning the outstanding equity awards held by our principal executive officer at December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End for 2013
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

Employment Agreement

On October 12, 2012, we entered into a five-year employment agreement with Mr. McLaughlin, our President and Chief Executive Officer, under which he is to be compensated at $145,600 per annum. In addition to his base salary, Mr. McLaughlin will earn an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We also granted to Mr. McLaughlin under his employment agreement, as amended, 10-year, fully-vested options to purchase an aggregate of 3.3 million shares of our common stock, such options consisting of the right to purchase: (i) 1.7 million shares of our common stock at $0.20 per share; (ii) 0.5 million shares of our common stock at $0.40 per share; (iii) 0.5 million shares of our common stock at $0.40 per share upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iv) 0.5 million shares of our common stock at $0.80 per share upon our achieving $10 million in revenues in any fiscal year prior to the expiration date. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under Mr. McLaughlin’s employment agreement will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2013.

Director Compensation for 2013
	Fees Earned or Paid in Cash	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name	($)	($)(1)		($)		($)		($)
Anthony G. Bruzzese, M.D.	-	-	(2)	-	(3)	13,000	(2)	13,000
John R. Strawn, Jr.	-		(4)	-	(5)	-		-

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

(2)
As of December 31, 2013, Dr. Bruzzese held fully-vested options to purchase an aggregate of 1,310,000 shares of our common stock, such options consisting of the right to purchase: (i) 500,000 shares of our common stock at $0.20 per share with an expiration date of December 31, 2014; (ii) 560,000 shares of our common stock at $0.20 per share with an expiration date of April 20, 2021; and (iii) 250,000 shares of our common stock at $0.40 per share with an expiration date of April 20, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Dr. Bruzzese is exercisable on a cashless basis. In December 2013, the Board of Directors authorized a one-year extension of the expiration for fully vested options held by Dr. Bruzzese to purchase 500,000 shares of our common stock at $0.20 per share that were set to expire in 2013 as consideration, in part, for certain monetary advances made by Dr. Bruzzese to the Company. These options, with such one-year extension of the expiration date, had an incremental fair value of $13,000.

(3)
Under his director’s agreement effective as of April 20, 2011, Dr. Bruzzese  earns an annual incentive bonus award consisting of 1% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2013 and no incentive bonus was earned or awarded.

(4)
As of December 31, 2013, Mr. Strawn held fully-vested options to purchase an aggregate of 2,000,000 shares of our common stock, such options consisting of the right to purchase: (i) 1,000,000 shares of our common stock at $0.20 per share with an expiration date of July 1, 2021; (ii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021; and (iii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Mr. Strawn is exercisable on a cashless basis.

(5)
Under his director’s agreement effective as of July 1, 2011, Mr. Strawn earns an annual incentive bonus award consisting of 3% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2013 and no incentive bonus was earned or awarded.

The Board of Directors may determine remuneration to be paid to the directors with interested members refraining from voting. Our independent directors each have entered into two-year director’s agreements with us, pursuant to which they will receive annual cash compensation of an amount to be negotiated and agreed upon when we have the financial wherewithal to pay such compensation for their service. In addition to their base compensation, Dr. Bruzzese and Mr. Strawn each will earn an annual incentive bonus award consisting of 1% and 3%, respectively, of our pre-tax earnings payable each semi-annual fiscal year. We also made grants of 10-year, fully-vested options to purchase 810,000 and 2,000,000 shares of our common stock as described in the footnotes to the above table to Dr. Bruzzese and Mr. Strawn, respectively, pursuant to their director’s agreements effective as of April 20, 2011, April 20, 2011, and July 1, 2011, respectively. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under the directors’ agreements will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower. We do not compensate our non-independent director, Mr. McLaughlin, for serving as our director. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan specifically for our directors, but all directors are eligible to participate in our employee group health and dental insurance plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 27, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

As of March 27, 2014, there were 30,104,973 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Adivuo Investment S.A. ul. Rydygiera, 8/BUD 3A 01-793 Warszawa, Poland	4,739,775	(1)	13.9%
Lane Deyoe 11997 N. Lake Dr. Boynton Beach, FL 33436	2,095,494	(2)	7.1%
Directors and named executive officer
Mark McLaughlin	8,909,264	(3)	25.8%
Anthony G. Bruzzese, M.D.	2,249,999	(4)	7.6%
John R. Strawn, Jr.	2,110,000	(5)	6.8%
Directors and named executive officer as a group(3 persons)	13,269,263		40.2%

(1)
Under the MOU with Adiuvo, we granted Adiuvo an option to purchase up to 10% of the outstanding shares of the Company on a diluted basis. Upon the acquisition of the Company’s shares, Adiuvo also has the option, pro-rata to the number of shares purchased by Adiuvo, to acquire warrants to purchase up to 1,472,000 shares. Adiuvo’s option to purchase shares and warrants expires on September 5, 2014. In the event that a joint venture company as contemplated by the MOU is not incorporated by May 31, 2014, and no alternative suitable arrangement has been agreed to by us and Adiuvo, all unexercised options to purchase shares and warrants shall terminate.

(2)	Includes 195,000 shares and presently-exercisable warrants to purchase 474,831 shares held of record by the Deyoe Family Limited Partnership over which Mr. Deyoe has sole voting and dispositive power.

(3)
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

(4)	Consists of 115,000 shares held jointly with Dr. Bruzzese’s spouse, presently-exercisable warrants to purchase 219,666 shares and presently-exercisable options to purchase 1,060,000 shares.

(5)
Consists of 400,000 shares and presently-exercisable warrants to purchase 200,000 shares held of record by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, and presently-exercisable options to purchase 1,500,000 shares.

We are not aware of any arrangements that could result in a change in control of the Company.

As of December 31, 2013, we have no formal equity compensation plan in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation” beginning on page 23, the following describes transactions since January 1, 2012, to which we have been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end and in which any of our directors, executive officer or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Royalty Agreement

We are subject to a royalty agreement, pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. We entered into the royalty agreement to settle a suit between Mr. McLaughlin and us, over disputed patent and licensing arrangements. Mr. McLaughlin, our President, has a 60% interest in the royalties paid under the agreement, or $136,305, and Akin, Gump, Strauss, Hauer & Feld L.L.P., Mr. McLaughlin’s counsel in the matter, is entitled to the remaining 40% interest. Royalties earned and expensed were approximately $40,000 in 2012 and $50,000 in 2013. As of March 27, 2014, the remaining commitment under the royalty agreement is approximately $65,000. Mr. McLaughlin and Akin, Gump customarily defer without interest payments due under the royalty agreement until we have the financial wherewithal to pay such royalties.

Indebtedness to our President and Directors

From time to time, Mr. McLaughlin, our President, has made short-term advances to us for our operating needs. These advances bear interest at 5% per annum, are unsecured and have no fixed terms of repayment.  Since 2012, the largest aggregate amount of principal outstanding was $52,973. In 2012 principal paid was $52,973 and interest paid was $1,024.  In 2013, principal paid was $4,000 and no interest was paid.

In the past, Mr. McLaughlin has voluntarily deferred receipt of his salary as our President until such time as we have the financial wherewithal to pay such salary, but there can be no assurance that Mr. McLaughlin will continue this practice. In months where our cash flow does not permit us to pay his monthly compensation, the amount owed Mr. McLaughlin is accrued without interest. In 2011, the largest amount of accrued salary was $100,000. In June 2012 and in connection with our private placement, we issued to Mr. McLaughlin 588,236 shares of our common stock and 3-year warrants to purchase 294,118 shares of our common stock at $0.40 per share at $0.17 per unit in satisfaction of $100,000 of deferred salary accrued in 2011. As of December 31, 2013, no accrued salary required to be paid remains outstanding.

From time to time, Dr. Bruzzese, our Chairman, has made advances to us for our operating needs. These advances bore interest at 5% per annum, were unsecured and had no fixed terms of repayment. Since 2012, the largest aggregate amount of principal outstanding was $32,500. In June 2012 and in connection with our private placement, we issued to Dr. Bruzzese 191,176 shares of our common stock and 3-year warrants to purchase 95,588 shares of our common stock at $0.40 per share at $0.17 per unit in satisfaction of the $32,500 principal outstanding due him. In 2012 no additional principal was paid and interest paid was $219.  In 2013, no principal or interest was paid.

Common Stock Issuances

In June 2012, we issued to Mr. McLaughlin, our President, 588,236 shares of our common stock and 3-year warrants to purchase 294,118 shares of our common stock at $0.40 per share at $0.17 per unit in satisfaction of $100,000 of deferred salary accrued in 2011.

In June 2012, we issued to Dr. Bruzzese, our Chairman, 191,176 shares of our common stock and 3-year warrants to purchase 95,588 shares of our common stock at $0.40 per share at $0.17 per unit in satisfaction of $32,500 due to Dr. Bruzzese. In addition, in July 2012, we issued to Dr. Bruzzese 15,216 shares of our common stock and 3-year warrants to purchase 7,608 shares of our common stock at $0.40 per share at $0.17 per unit for $2,587 in connection with our private placement.  In November 2013, in connection with our private placement, we issued to Dr. Bruzzese, 100,000 shares of our common stock and 3-year warrants to purchase 50,000 shares of our common stock at $0.25 per unit.

In June 2012, in connection with our private placement, we issued 949,663 shares of our common stock and 3-year warrants to purchase 474,831 shares of our common stock at $0.40 per share to Lane Deyoe in satisfaction of a $0.16 million note payable. Following this issuance, Mr. Deyoe beneficially owned more than 5% of our common stock outstanding. In November 2013, in connection with our private placement, we issued to Mr. Deyoe 130,000 shares of our common stock and 3-year warrants to purchase 65,000 shares of our common stock at $0.25 per unit.

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

Legal Services Provided by Director

Strawn Pickens LLP, a law firm co-founded by one of our directors, Mr. Strawn, performs legal services on our behalf on an hourly-fee basis in the ordinary course and has a contingency fee arrangement with us in a suit with former officers of the company and their affiliated entities. In June 2012, we issued Strawn Pickens LLP 402,333 shares of our common stock and 3-year warrants to purchase 200,000 shares of our common stock at $0.40 per share in satisfaction of approximately $68,000 in legal services. In 2013, we compensated Mr. Strawn $176,000 ($82,000 paid in 2013 and $94,000 paid in 2014) in conjunction with the Company’s judgment against and settlement with a former officer and affiliated parties.

Office Space Provided by our President

Our principal executive offices are in office space provided at no cost to us by our President, Mr. McLaughlin.

Director Independence

Our Board of Directors currently is comprised of three directors, Dr. Bruzzese and Messrs. McLaughlin and Strawn. While we are not subject to any director independence requirements because of our quotation on the OTC Markets-OTQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, the Board of Directors has determined that Dr. Bruzzese qualifies as an  independent director. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page 26 of this Annual Report. The Board of Directors currently has no separately designated standing committees.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected PKF O’Connor Davies, a division of O’Connor Davies, LLP (“PKF”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2013 and 2012. PKF has served as our independent accountant since 2010. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2013 and 2012, for professional services rendered by PKF were as follows:

	2013	2012
Audit fees	$46,000	$51,825
Audit-related fees	—	—
Tax fees	5,300	7,500
All other fees	—	—

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

IMMUDYNE, INC.

Financial Statements
For The Years Ended
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Immudyne, Inc.

We have audited the accompanying balance sheet of Immudyne, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immuwyne, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant accumulated deficit through December 31, 2013, and has significant negative cash flow from operating activities for the year ended December 31, 2013. The Company may not have adequate readily available resources to fund operations through December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
March 27, 2014

Immudyne, Inc.

Balance Sheet

	December 31
	2013	2012

ASSETS
Current Assets
Cash	$155,056	$98,930
Trade accounts receivable	77,475	49,690
Legal settlement proceeds receivable	132,000	-
Inventory	86,195	63,378
Total Current Assets	450,726	211,998

Furnishings and equipment	100,723	157,697

Total Assets	$551,449	$369,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$185,362	$187,096
Deposit payable	100,000	-
Notes payable to officers	40,200	-
Total Current Liabilities	325,562	187,096

Deferred tax liability	30,400	47,600
Total Liabilities	355,962	234,696

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,104,973 and 28,909,973 shares issued and outstanding in 2013 and 2012, respectively	301,049	289,099
Additional paid-in capital	7,958,299	7,641,499
Accumulated (deficit)	(8,063,861)	(7,795,599)
Total Stockholders’ Equity	195,487	134,999

Total Liabilities and Stockholders’ Equity	$551,449	$369,695

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Operations

	Year Ended December 31
	2013	2012

Sales	$808,363	$673,778

Cost of sales	181,304	199,908

Gross Profit	627,059	473,870

Compensation and related expenses	(651,699)	(321,263)

Professional fees	(128,329)	(253,407)

General and administrative expenses	(393,439)	(439,225)

Operating (Loss)	(546,408)	(540,025)

Legal settlement proceeds	210,000	-

License Fee	50,000	25,000

Other income	4,331	55,547

Interest (expense)	(3,385)	(3,371)

Net (Loss) Before Taxes	(285,462)	(462,849)

Deferred income tax benefit	17,200	17,200

Net (Loss)	$(268,262)	$(445,649)

Basic and diluted (loss) per share	$(0.01)	$(0.02)

Average number of common shares outstanding	29,375,000	27,523,000

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance at December 31, 2011	24,729,030	$247,290	$6,871,510	$(7,349,950)	$(51,833)	$(282,983)

Issuance of common stock	1,843,428	18,434	294,949	-	-	313,383

Issuance of common stock for notes and other payables	1,729,075	17,291	276,652	-	-	293,943

Issuance of common stock for services	719,440	7,194	115,111	-	-	122,305

Issuance of stock options	-	-	52,500	-	-	52,500

Extension of option and warrant expiration dates	-	-	31,500	-	-	31,500

Options exercised	325,000	3,250	29,250	-	-	32,500

Options exercised with notes payable	175,000	1,750	15,750	-	-	17,500

Retirement of common stock	(106,000)	(1,060)	1,060	-	-	-

Retirement of treasury stock	(505,000)	(5,050)	(46,783)	-	51,833	-

Net (loss)	-	-	-	(445,649)	-	(445,649)

Balance at December 31, 2012	28,909,973	289,099	7,641,499	(7,795,599)	-	134,999

Issuance of common stock	500,000	5,000	120,000	-	-	125,000

Issuance of common stock for services	195,000	1,950	46,800	-	-	48,750

Issuance of stock options	-	-	85,000	-	-	85,000

Extension of option and warrant expiration dates	-	-	20,000	-	-	20,000

Options exercised	500,000	5,000	45,000	-	-	50,000

Net (loss)	-	-	-	(268,262)	-	(268,262)
					-
Balance at December 31, 2013	30,104,973	$301,049	$7,958,299	$(8,063,861)	$-	$195,487

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Cash Flows

	Year Ended December 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(268,262)	$(445,649)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	56,974	56,974
Deferred income tax benefit	(17,200)	(17,200)
Stock compensation expense	105,000	84,000
Common stock issued for services	48,750	122,305
Changes in Assets And Liabilities
Trade accounts receivable	(27,785)	(13,333)
Legal settlement proceeds receivable	(132,000)	-
Inventory	(22,817)	(4,578)
Accounts payable and accrued expenses	(1,734)	(12,245)
Net Cash (Used) by Operating Activities	(259,074)	(229,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit payable	100,000	-
Issuance of common stock	175,000	345,883
Increase in notes payable	94,200	-
Repayment of note payable	(54,000)	(50,729)
Net Cash Provided by Financing activities	315,200	295,154

Net increase in cash	56,126	65,428

Cash at beginning of year	98,930	33,502

Cash at end of year	$155,056	$98,930

Notes payable and other payables used to exercise options and warrants	$-	$311,443

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

1.         Organization and Going Concern

Immudyne, Inc. (the “Company”) is a Delaware corporation established to develop, manufacture and sell natural products. The Company has developed a proprietary approach to produce the purest, particulate and soluble beta glucans derived from yeast. The Company’s core nutraceutical and cosmetic product lines consist of its pure yeast beta glucans in oral and topical applications to support the immune system. The Company concentrates its sales and marketing efforts on healthcare professionals, distributors for its all-natural raw material ingredient products and direct-to-consumer sales.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2013 the Company has an accumulated deficit approximating $8,000,000 and for the year ended December 31, 2013 incurred negative cash flows from operations of approximately $260,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2013 and projected cash needs in 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing.  Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

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

Inventory

At December 31, 2013 and 2012, inventory consisted primarily of nutraceutical and cosmetic products.  Inventory is maintained in the Company’s leased Kentucky warehouse.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower.  At December 31, 2013 the Company recorded an inventory reserve in the amount of $20,000.  Inventory consists of the following:

	December 31
	2013	2012

Raw materials	$17,126	$12,800
Finished products	69,069	50,578
	$86,195	$63,378

Furnishings and Equipment

Furnishings and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013
2.         Summary of Significant Accounting Policies (continued)

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

Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements

Revenue for the years ended December 31, 2013 and 2012 consists primarily of nutraceutical and cosmetic products.

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
December 31, 2013

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

Common stock equivalents comprising shares underlying 13,772,720 and 13,592,720 options and warrants at December 31, 2013 and 2012, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

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

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable and accounts payable and accrued expenses and deposit payable approximate fair value for all periods. The fair value of notes payable to officers at December 31, 2013, is also an approximation of their fair value.

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
December 31, 2013

2.         Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

One customer accounted for 77% and 73% of sales for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, this customer accounted for 70% and 32% of accounts receivable, respectively.

A second customer accounted for 9% and 12% of sales for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, this customer accounted for 28% and 57% of accounts receivable, respectively.

3.         Furnishings and Equipment

Furnishings and equipment consisted of the following:

	December 31
	2013	2012

Furnishings and equipment, at cost	$679,291	$679,291
Accumulated depreciation	578,568	521,594
	$100,723	$157,697

Depreciation expense amounted to $56,974 for each of the years ended December 31, 2013 and 2012, respectively.

4.         Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. Upon the acquisition of the Company’s stock, AI also has the option to acquire, pro-rata to the number of shares purchased by AI, warrants to purchase up to 1,472,000 shares, exercisable at $0.22 per share for three years from the date of the MOU. AI also has the right to acquire additional warrants upon the Company achieving certain financial milestones. Immudyne also has an option to acquire up to 10% of AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI until the Company owns 10% of AI. At December 31, 2013, the Company has reported a $100,000 deposit payable, which is included in the accompanying balance sheet and is to be used toward an initial purchase of a minority interest in AI.  In January 2014 to Company paid $100,000 to AI in exchange for the minority interest in AI.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

5.         Notes Payable

At December 31, 2013, notes payable are due to officers, directors and other related individuals and are payable on demand with interest at 5%.  A summary of notes payable activity is as follows:

Balance at December 31, 2011	$262,172
Repayment	(50,729)
Issuance of common stock for notes payable	(193,943)
Notes payable used to exercise options	(17,500)

Balance at December 31, 2012	-
Borrowing	94,200
Repayment	(54,000)
Balance at December 31, 2013	$40,200

Interest expense on notes payable amounted to $3,385 and $3,371 for the years ended December 31, 2013 and 2012, respectively.

6.         Income Taxes

The Company incurred a loss for the years ended December 31, 2013 and 2012 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2013, the Company had available net operating loss carryforwards of approximately $2,650,000, expiring during various years through 2033.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	December 31
	2013	2012

Net operating loss	$900,000	$870,000
Valuation allowance	(900,000)	(870,000)
Total	$-	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $30,400 and $47,600 at December 31, 2013 and 2012, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

6.         Income Taxes (continued)

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

7.         Stockholders’ Equity

During 2013, the Company raised $125,000 in a common stock offering at $0.25 per share.  Each two shares of common stock issued included a three-year warrant for one share exercisable at $0.40.  The Company raised an additional $50,000 through the exercise of 500,000 options.  The Company issued 195,000 common shares for services valued at $48,750.

During 2013, the Company extended the expiration date of 500,000 options and 1,500,000 warrants one year from 2013 to 2014 and issued an additional 575,000 options as discussed below.  As a result of these transactions, and the amortization of options granted in 2012, the Company recorded a charge to stock-based compensation expense of $102,000 and interest expense of $3,000 during the year ended December 31, 2013.

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

Service-Based Stock Options

During 2013 the Company issued 525,000 options to three consultants at exercise prices between $0.20 and $0.40 per share.  All of these options vested fully during 2013 and expire in 10 years.  Additionally, during October 2013 the Company issued 50,000 options with an exercise price of $0.25 in conjunction with short term financing.  These options are fully vested and expire in 3 years.

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

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

7.         Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

A summary of the outstanding service-based stock options are as follows:

Number of Options

Balance at December 31, 2011	9,342,500
Granted	1,400,000
Exercised	(500,000)
Expired	(287,500)

Balance at December 31, 2012	9,955,000
Granted	575,000
Exercised	(500,000)
Expired	(145,000)

Balance at December 31, 2013	9,885,000

Options exercisable at December 31, 2013 and 2012, amounted to 9,835,000 and 9,305,000, respectively.

All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired.

The intrinsic value of options outstanding and exercisable amounted to $448,350 and $110,650 at December 31, 2013 and December 31, 2012, respectively. The intrinsic value of options exercised in 2013 and 2012 amounted to $100,000 and $35,000, respectively.

The following is a summary of outstanding service-based options at December 31, 2013:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	4 years
$0.20 - $0.25	7,735,000	8 years
$0.40	1,150,000	8 years
Total	$9,885,000

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013
7.         Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The fair value of the 575,000 options granted in 2013 amounted to $44,000 which has been expensed during the year.  All options granted during 2013 are fully vested.  The 1,400,000 options issued in 2012 vest over one and two year periods through June 2014. The fair value of the 1,400,000 options issued in 2012 is $97,000, of which $93,500 has been expensed as of December 31, 2013, and $3,500 remained unearned, and will be expensed over the next 6 months.  All the other options issued through December 31, 2013 are fully vested.

Stock based compensation expense amounted to $105,000 and $84,000 for the years ended December 31, 2013 and 2012, respectively. Such amounts are included in compensation and related expenses ($102,000 in 2013 and $84,000 in 2012) and interest expense ($3,000 in 2013) in the accompanying statement of operations.

Performance-Based Stock Options

As of December 31, 2013 the Company had granted performance-based options to purchase 6,950,000 shares of common stock at exercise prices ranging from $0.40 to $5.00.  The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue ranging from $5,000,000 and $100,000,000.  The fair value of these performance-based options aggregated $302,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met.  Accordingly, at December 31, 2013 the unearned compensation for performance based options is $302,000.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2011	1,715,000	0.16	2012 - 2013
Granted	2,037,720	0.40	2015
Expired	(115,000)	0.40	2012

Balance at December 31, 2012	3,637,720	0.28	2013 - 2015
Granted	250,000	0.40	2016
Balance at December 31, 2013	3,887,720	0.29	2014 - 2016

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013
7.         Stockholders’ Equity (continued)

Warrants (continued)

In connection with the issuance of common stock in 2013 the Company granted warrants to acquire 250,000 shares of common stock at $0.40 per share.  Theses warrants are immediately exercisable and expire in 2016

In connection with the issuance of common stock in 2012, the Company granted warrants to acquire 2,037,720 shares of common stock at $0.40 per share. These warrants are immediately exercisable and expire in 2015.

The fair value of options and warrants granted (or extended) during the years ended December 31, 2013 and 2012, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012

Expected volatility	50%	50%
Risk free interest rate	2%	2%
Expected dividend yield	-	-
Expected option term (in years)	1 - 5	1.5 - 5
Weighted average grant date fair value	$0.08	$0.06

8.         Other Income

Other income for 2012 primarily represents prior years’ accounts payable balances pertaining to legal fees which were written off pursuant to a settlement agreement.

9.         Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $50,000 and $40,000 for the years ended December 31, 2013 and 2012, respectively. The remaining commitment at December 31, 2013, is approximately $65,000. The Company’s President has a 60% interest in the royalties.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

10.       Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016.  Future minimum base rental payments required under the lease are as follows:

Year ending December 31
2014	$$41,675
2015	42,187
2016	17,578
Total	$$101,440

Monthly base rental payments approximate $3,400.  The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2013 and 2012, was $55,430 and $59,204, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years.  The agreements provide for the issuance of stock options, at exercise prices ranging from $0.40 to $5.00, underlying 6,950,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $5,000,000 to $100,000,000, as defined.  The Company’s President’s annual base salary of $120,000 was amended to $145,600 effective October 12, 2012. Annual compensation agreements for other officers, directors, employees and consultants range from $5,000 per month to $15,000 per month.  In addition, the agreements provide for bonus compensation to these individuals aggregating 16.5 percent of the Company’s pretax income.

During 2013 the Company entered into a consulting agreement, effective February 1, 2013 with an unrelated third party.  Under the terms of the agreement, the consultant receives $15,000 per month, and an option to purchase 250,000 shares of common stock at $0.20 per share which vested on May 1, 2013 and expires 2023.  In addition, the consultant received options to purchase 375,000 shares of common stock at $0.40 and 375,000 options at $0.80, contingent on the Company’s revenue exceeding $5,000,000 and $100,000,000 as defined.  In June 2013, the Company agreed to issue to this individual  additional options which allow the employee to purchase an aggregate of 1,500,000 shares at exercise prices ranging from $1.50 to $5.00, contingent upon the Company’s revenue exceeding $20,000,000, $50,000,000 and $100,000,000 as defined.

Immudyne, Inc.

Notes to Financial Statements
December 31, 2013

10.      Commitments and Contingencies (continued)

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At December 31, 2013, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals, and on March 12, 2014, a settlement was reached with these parties in the amount of $386,000.  Legal settlement proceeds of $210,000, net of related legal costs of $176,000 (see note 11), are recorded in the accompanying statement of operations for the year ended December 31, 2013.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000 net of related legal costs, is recorded as legal settlement proceeds receivable in the accompanying balance sheet as of December 31, 2013.  The Company received the balance due at December 31, 2013, $132,000 net of related legal costs, in March 2014.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of December 31, 2013, $50,000 remained to be paid to the Company under this agreement.

11.       Related Party Transactions

One of the directors provides legal services to the Company.  During the year ended December 31, 2013, the Company compensated this director $176,000 ($82,000 paid in 2013 and $94,000 paid in 2014) in conjunction with the Company’s judgment against and settlement with a former officer (note 10).

During the year ended December 31, 2012, the Company compensated this director in connection with legal services provided to the Company through the issuance of 402,333 shares of common stock valued at $68,397.

12.       Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that, other than what is disclosed herein, there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

* * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUDYNE, INC.
(Registrant)

Date: March 28, 2014	By:	/s/ Mark McLaughlin
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

Signature	Title	Date

/s/ Anthony Bruzzese	Chairman of the Board	March 28, 2014
Anthony G. Bruzzese, M.D.

/s/ Mark McLaughlin	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 28, 2014
Mark McLaughlin

/s/ John R. Strawn, Jr.	Director	March 28, 2014
John R. Strawn, Jr.

*By:	/s/ Mark McLaughlin
Mark McLaughlin
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
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
31.1†
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