Form 10-Q
period 2014-03-31
Immudyne, Inc.
filed 2014-05-15
CIK 948320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
YES  ☐   NO  ☒
30,204,973 shares of common stock outstanding as of May 13, 2014.

Immudyne, Inc.

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

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this quarterly report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	$36,409	$155,056
Trade accounts receivable	116,584	77,475
Legal settlement proceeds receivable	-	132,000
Inventory, net	88,062	86,195
Total Current Assets	241,055	450,726

Furnishings and equipment, net	86,479	100,723

Total Assets	$327,534	$551,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$190,686	$185,362
Deposit payable	-	100,000
Notes payable to officers	28,200	40,200
Total Current Liabilities	218,886	325,562

Deferred tax liability	26,100	30,400
Total Liabilities	244,986	355,962

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,204,973 shares issued and outstanding at March 31, 2014	302,049	301,049
Additional paid-in capital	7,985,299	7,958,299
Accumulated (deficit)	(8,204,800)	(8,063,861)
Total Stockholders’ Equity	82,548	195,487

Total Liabilities and Stockholders’ Equity	$327,534	$551,449

See notes to financial statements

Immudyne, Inc.

Statement of Operations
(unaudited)

	Three Months Ended March 31
	2014	2013

Sales	$192,429	$230,258

Cost of sales	49,090	52,900

Gross Profit	143,339	177,358

Compensation and related expenses	(164,021)	(119,891)

Professional fees	(54,593)	(46,741)

General and administrative expenses	(102,363)	(81,513)

Operating (Loss)	(177,638)	(70,787)

License Fee	25,000	25,000

Other income	7,877	-

Interest (expense)	(478)	-

Net (Loss) Before Taxes	(145,239)	(45,787)

Deferred income tax benefit	4,300	4,300

Net (Loss)	$(140,939)	$(41,487)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Average number of common shares outstanding	30,171,640	28,909,973

See notes to financial statements

Immudyne, Inc.

Statement of Stockholders’ Equity
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2013	30,104,973	$301,049	$7,958,299	$(8,063,861)	$195,487

Issuance of common stock for services	100,000	1,000	27,000	-	28,000

Net (loss)	-	-	-	(140,939)	(140,939)

Balance at March 31, 2014	30,204,973	$302,049	$7,985,299	$(8,204,800)	$82,548

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows
(unaudited)

	Three Months Ended March 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(140,939)	$(41,487)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	14,244	14,244
Deferred tax benefit	(4,300)	(4,300)
Stock compensation expense	28,000	27,000
Changes in Assets And Liabilities
Trade accounts receivable	(39,109)	(64,151)
Legal settlement proceeds receivable	132,000
Inventory	(1,867)	(5,398)
Accounts payable and accrued expenses	5,324	14,079
Net cash (used) by operating activities	(6,647)	(60,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(12,000)	-

Net (decrease) in cash	(118,647)	(60,013)

Cash at beginning of the period	155,056	98,930

Cash at end of the period	$36,409	$38,917

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

1.         Organization and Going Concern

Immudyne, Inc. (the “Company”) is a Delaware corporation established to develop, manufacture and sell natural products. The Company has developed a proprietary approach to produce the purest particulate and soluble beta glucans derived from yeast. The Company’s core nutraceutical and cosmetic product lines consist of its pure yeast beta glucans in oral and topical applications to support the immune system. The Company concentrates its sales and marketing efforts on healthcare professionals, distributors for its all-natural raw material ingredient products and direct-to-consumer sales.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors.  The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company has an accumulated deficit approximating $8,000,000 and has incurred negative cash flows from operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2014 and projected cash needs for the remainder of 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

2.         Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2013.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

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

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. Inventory consists of the following:

	March 31, 2014	December 31, 2013

Raw materials	$22,536	$17,126
Finished products	65,526	69,069
	$88,062	$86,195

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

Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

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

Common stock equivalents comprising 13,772,720 and 13,842,720 shares underlying options and warrants at March 31, 2014 and 2013, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable and accounts payable and accrued expenses and notes payable approximate fair value for all periods.

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

One customer accounted for 92% and 77% of sales for the three month periods ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, this customer accounted for 99% and 70% of accounts receivable, respectively.

A second customer accounted for 11% of sales for three month period ended March 31, 2013.  At December 31, 2013 this customer accounted for 28% of accounts receivable.

3.        Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, expiring in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share.  Upon the acquisition of the Company’s stock, AI also has the right to acquire, pro-rata to the number of shares purchased by AI, warrants to purchase up to 1,472,000 shares, exercisable at $0.22 per share for three years from the date of the MOU.  AI also has the right to acquire additional warrants upon the Company achieving certain financial milestones.  At December 31, 2013, the Company has reported a $100,000 deposit payable, which is included in the accompanying balance sheet.

In January 2014 the Company used the funds from the deposit and paid $100,000 back to AI in exchange for a minority interest of less than 1% in AI, and an option, expiring in September 2014, to acquire additional additional shares of AI up to an aggregate consideration of $1,500,000.  Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying March 31, 2014 balance sheet.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

4.        Notes Payable

At March 31, 2014, notes payable are due to officers and directors and are payable on demand with interest at 5%.  A summary of notes payable activity is as follows:

Balance at December 31, 2013	$40,200
Repayment	(12,000)
Balance at March 31, 2014	$28,200

Interest expense on notes payable amounted to $478 and $0 for for the three month periods ended March 31, 2014 and 2013, respectively.

5.        Income Taxes

The Company incurred a loss for the three month periods ended March 31, 2014 and 2013 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2013, the Company had available net operating loss carryforwards of approximately $2,650,000, expiring during various years through 2033.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

December 31, 2013

Net operating loss	$900,000
Valuation allowance	(900,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $26,100 and $34,400 at at March 31, 2014 and December 31, 2013, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

6.        Stockholders’ Equity

Service-Based Stock Options

Service-based options issued by the Company to various employees and consultants amounted to 9,885,000 at December 31, 2013 and March 31, 2014.  In January 2014 the Company issued 100,000 shares of restricted common stock, valued at $28,000 to a consultant..

Stock based compensation expense amounted to $0 and $27,000 for the three months ended March 31, 2014 and 2013, respectively.  Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Options exercisable at March 31, 2014 amounted to 9,835,000.  All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired.  The intrinsic value of options outstanding and exercisable at March 31, 2014 amounted to $350,500.

The following is a summary of outstanding service-based options at March 31, 2014:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	4 years
$0.20 - $0.25	7,735,000	8 years
$0.40	1,150,000	8 years
Total	$9,885,000

Performance-Based Stock Options

As of March 31, 2014 the Company granted performance-based options to purchase 6,950,000 shares of common stock at exercise prices ranging from $0.40 to $5,00. The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue ranging from $5,000,000 to $100,000,000. The fair value of these performance-based options aggregated $302,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at March 31, 2014, the unearned compensation for performance based options is $302,000.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

Warrants

Warrants outstanding and exercisable amounted to 3,887,720 at December 31, 2013 and March 31, 2014.  The weighted average exercise price of warrants outstanding at March 31, 2014 is $0.29.  The warrants expire between 2014 and 2016.

7.        Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $14,000 for each of the three month periods ended March 31, 2014 and 2013, respectively. The remaining commitment at March 31, 2014, is approximately $51,000. The Company’s President has a 60% interest in the royalties.

At March 31, 2014 and December 31, 2013, included in accounts payable and accrued expenses was $102,000 and $88,000, respectively, in regards to this agreement.

8.        Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016.  Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2014 (9 months)	$31,436
2015	42,187
2016	17,578
Total	$91,201

Monthly base rental payments approximate $3,400.  The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes.  Rent expense for the three month periods ended March 31, 2014 and 2013, was $14,626 and $10,234, respectively.

Immudyne, Inc.

Notes to Financial Statements
March 31, 2014

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for the issuance of stock options, at exercise prices ranging from $0.40 to $5.00, underlying 6,950,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $5,000,000 to $100,000,000, as defined. The Company’s President’s annual base salary is $145,600. Annual compensation agreements for other officers, directors, employees and consultants range from $2,500 per month to $15,000 per month.  In addition, the agreements provide for bonus compensation to these individuals aggregating 16.5 percent of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At March 31, 2014, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals.  The parties subsequently reached a settlement in the amount of $210,000 which was recorded as revenue by the Company during the year ended December 31, 2013.  The Company collected $78,000 prior to December 31, 2013 and the $132,000 balance was collected by the Company during the three months ended March 31, 2014.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of March 31, 2014, $25,000 remained to be paid to the Company under this agreement.

9.        Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

* * * * *

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The comments made throughout this Quarterly Report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report, and those listed in our other SEC filings.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

Overview

We manufacture, distribute and sell natural immune support products. Beta glucans are a natural extract that has been shown through testing and analysis and scientific research to support the immune system. Our core nutraceutical and cosmetic product lines consist of yeast beta glucans in oral and topical applications. Our natural immune support products are manufactured in a current good manufacturing practices (“cGMP”) facility. Yeast beta glucans are classified as GRAS by the FDA. Historically, we have sold our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as dietary supplement and a cosmetic enhancement, and as a feed-additive for animal use. As of 2011, we began exiting this lower-margin market for feed-additive products, which exit we completed in 2013. Our sales and marketing efforts going forward are concentrated on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales. However, based on the Company’s cash balance at March 31, 2014 and projected cash needs for the remainder of 2014, we estimate that we will need to raise additional capital to cover operating and capital requirements for the 2014 year.

Significant factors that we believe could affect our operating results are (i) marketing and advertising expenses; (ii) protection of our intellectual property rights; (iii) imposition of more stringent government regulations of our products; and (iv) lack of adequate capital to effectuate our business plans.

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

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. While we believe that we will begin to generate increased sales, it is likely that we will require additional operating capital to continue operations through the balance of 2014. Until we are in a position to obtain such capital from revenues to meet our normal business obligations, the Company will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that the Company will be successful in its endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2013 filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014			2013
	$	% of Sales		$	% of Sales
Sales	192,429	-		230,258	-
Cost of sales	49,090	25.5%		52,900	23.0%
Gross profit	143,339	74.5%		177,358	77.0%
Operating expenses	(320,977)	(167	) %	(248,145)	(107.8	) %
Loss from operations	(177,638)	(92.5	) %	(70,787)	(30.8	) %
Other income	32,399	16.8%		25,000	10.9%
Income tax benefit	4,300	2.5%		4,300	1.9%
Net loss	(140,939)	(73.2	) %	(41,487)	(18.0	) %

Sales for the first quarter of 2014 were $192,429, a decrease of 16.4% from $230,258 for the same period in 2013. Our sales decreased as a customer who has historically accounted for more than 10% of our sales delayed certain orders that it typically placed in the first quarter to the second quarter of our fiscal year, due to the customer holding inventory of our product at the end of the 2013 fiscal year.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 7.2% to $49,090 in the first quarter of 2014 compared to $52,900 for the same period in 2013. The decrease in our cost of sales was primarily attributable to our overall sales decrease.

Gross profit decreased 19.2% to $143,339 in the first quarter of 2014 compared to $177,358 for the same period in 2013 as result of our decreased sales.  Gross profit as a percentage of sales decreased slightly to 74.5% from 77.0% as a result of the overhead expenses we typically incur matched with our lower sales volume.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 29.4% to $320,977, in the first quarter of 2014 compared to $248,145 for the same period in 2013. General and administration expense increased by 25.6% to $102,363 compared to $81,513 for the same period in 2013 due to increased marketing expenses incurred to establish brand awareness for our legacy and new products. Compensation and related expenses increased by 36.8% to $164,021 in 2014, compared to $119,891 in 2013, due primarily to compensation paid to our chief marketing officer and the retention of a digital marketing consultant. Professional fees increased 16.8% to $54,593 in 2014, compared to $46,741 in 2013, as a result of an increase in legal expenses in the first quarter of 2014.

Other income, net,  increased by $7,399 in 2014 resulting from the write-off of an old accounts payable.

Our net loss for the first quarter of 2014 was $140,939 compared to net loss of $41,487 for the same period in 2013, an increase of $99,452 or 240%. Net loss as a percentage of sales was 73.2% in the first quarter of 2014 compared to net loss as a percentage of sales of 18.0% for the same period in 2013. Our increased net loss was attributable to our decrease in sales and our increased operating expenses, which in turn were due to our additional expenditures in the first quarter of 2014 on marketing our products.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in 2012 and 2013 and may not have sufficient financial resources to fund operations through December 31, 2014. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. Based on our cash balance at March 31, 2014 and projected cash needs for the remainder of 2014, we will need to raise additional capital to cover operating and capital requirements for the 2014 fiscal year. We plan on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing.  In 2013 and 2012, we raised $175,000 and $345,883, respectively, through sales of our common stock in private placements, as well as proceeds from the exercise of stock options. Historically, we also have funded operations through loans and advances from our directors and officers.. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants.

We had net working capital of $22,169 at March 31, 2014, resulting in an increase of $1,810 from net working capital of $20,359 at March 31, 2013. The ratio of current assets to current liabilities was 1.1 to 1 at March 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$(6,647)	$(60,013)
Financing activities	(12,000)	-

Net cash flow used in operating activities was $6,647 for the three months ended March 31, 2014, compared to net cash flow used in operating activities of $60,013 for the same period in 2013. The decrease in net cash outflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014.

Net cash flows from  financing activities was $12,000 in 2014 for the repayment of a note payable issued by one of our directors.

Private Placements

In  June 2013, we issued 500,000 shares of our common stock (and three-year warrants to purchase 250,000 shares of our common stock at $0.40 per share) to accredited investors at $0.25 per unit for $125,000 in gross proceeds.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. At December 31, 2013, notes payable due to officer and other related individuals totaled $40,200. During the quarter ended March 31, 2014, a total of $12,000 was repaid.  Interest expense on notes payable amounted to $478 for the quarter ended March 31, 2014.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At March 31, 2014, we included $102,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $51,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

Legal Matters

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000, finding that defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between the parties.  Subsequently, a settlement was reached with these parties in the amount of $386,000.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000, net of related legal costs, in March 2014.

In November 2005, we filed suit in Texas against Biopolymer Engineering, Inc. d/b/a Biothera who was claiming ownership of certain patents we own covering our yeast beta glucan products. Biothera subsequently filed suit against us in Federal Court in Minnesota alleging infringement of the same patents. The state court case proceeded to trial in which it was adjudicated that we were the owner of all of the patents at issue. In November 2009, we entered into a settlement agreement that resolved all litigation aspects of the federal and state court proceedings. The settlement agreement stipulated that we were the owner of all of the patents at issue. As part of the settlement agreement, we received $440,000 as reimbursement for litigation costs. In addition, we were awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license to Biothera for U.S. Patent No. 5,702,719, covering our beta glucan derived from yeast for dermatological and nutritional use. The term of the license agreement is consistent with the term of the $25,000 semi-annual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. At March 31, 2014, $25,000 remained to be paid to us under this agreement.

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

Going Concern

Based on the our cash balance at March 31, 2014 and projected cash needs for the remainder of 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

The Company's continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.    Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, the Company issued 100,000 shares of  its restricted common stock to a consultant in reliance upon Section 4(a)(2) of the Securities Act for services valued at approximately $28,000.

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

IMMUDYNE INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Mark McLaughlin
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