Form 10-Q
period 2014-06-30
Immudyne, Inc.
filed 2014-08-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES ☐ NO ☒

30,204,973 shares of common stock outstanding as of August 14, 2014.

Immudyne, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding our company that include, but are not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations or to obtain additional operating capital; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections in this report. Other sections of this report include additional factors that could adversely impact our business and financial performance.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or upon written request to Immudyne, Inc., 50 Spring Meadow Road, Mount Kisco, NY 10549. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne Inc., unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	$61,147	$155,056
Trade accounts receivable	85,266	77,475
Legal settlement proceeds receivable	-	132,000
Inventory, net	83,519	86,195
Total Current Assets	229,932	450,726

Furnishings and equipment, net	72,235	100,723

Total Assets	$302,167	$551,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$242,624	$185,362
Deposit payable	-	100,000
Notes payable to officers	23,200	40,200
Total Current Liabilities	265,824	325,562

Deferred tax liability	21,800	30,400
Total Liabilities	287,624	355,962

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,204,973 shares issued and outstanding at June 30, 2014	302,049	301,049
Additional paid-in capital	7,988,799	7,958,299
Accumulated (deficit)	(8,276,305)	(8,063,861)
Total Stockholders’ Equity	14,543	195,487

Total Liabilities and Stockholders’ Equity	$302,167	$551,449

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Sales	$196,611	$322,903	$389,040	$553,161

Cost of sales	69,156	65,668	118,246	134,763

Gross Profit	127,455	257,235	270,794	418,398

Compensation and related expenses	(114,034)	(157,837)	(278,055)	(277,987)

Professional fees	(26,004)	(37,287)	(80,597)	(84,028)

General and administrative expenses	(62,794)	(82,265)	(165,157)	(147,324)

Operating (Loss)	(75,377)	(20,154)	(253,015)	(90,941)

License Fee	-	-	25,000	25,000

Other income	-	-	7,877	-

Interest (expense)	(428)	-	(906)	-

Net (Loss) Before Taxes	(75,805)	(20,154)	(221,044)	(65,941)

Deferred income tax benefit	4,300	4,300	8,600	8,600

Net (Loss)	$(71,505)	$(15,854)	$(212,444)	$(57,341)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Average number of common shares outstanding	30,204,973	29,243,310	30,188,300	29,076,640

See notes to financial statements

Immudyne, Inc.

Statement of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2013	30,104,973	$301,049	$7,958,299	$(8,063,861)	$195,487

Issuance of common stock for services	100,000	1,000	27,000	-	28,000

Amortization of stock options	-	-	3,500	-	3,500

Net (loss)	-	-	-	(212,444)	(212,444)

Balance at June 30, 2014	30,204,973	$302,049	$7,988,799	$(8,276,305)	$14,543

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(212,444)	$(57,341)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation	28,488	28,487
Deferred tax benefit	(8,600)	(8,600)
Stock compensation expense	3,500	52,500
Common stock issued for services	28,000	-
Changes in Assets And Liabilities
Trade accounts receivable	(7,791)	(107,820)
Legal settlement proceeds receivable	132,000	-
Inventory	2,676	(670)
Accounts payable and accrued expenses	57,262	55,571
Net cash provided (used) by operating activities	23,091	(37,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	-	50,000
Repayment of note payable	(17,000)	-
Net cash (used) provided by financing activities	(17,000)	50,000

Net (decrease) increase in cash	(93,909)	12,127

Cash at beginning of the period	155,056	98,930

Cash at end of the period	$61,147	$111,057

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company has an accumulated deficit approximating $8.3 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2014 and projected cash needs for the remainder of 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

2.        Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2013. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of inventory and stockholders’ equity based transactions. Actual results could differ from those estimates.

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. Inventory consists of the following:

	June 30, 2014	December 31, 2013

Raw materials	$11,847	$17,126
Finished products	71,672	69,069
	$83,519	$86,195

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

June 30, 2014

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

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

Common stock equivalents comprising 13,772,720 and 13,312,720 shares underlying options and warrants at June 30, 2014 and 2013, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable and accrued expenses and notes payable approximate fair value for all periods.

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

One customer accounted for 82% and 83% of sales for each of the three month periods ended June 30, 2014 and 2013, respectively. This customer accounted for 87% and 81% of sales for each of the six month periods ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, this customer accounted for 99% and 70% of accounts receivable, respectively.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

A second customer accounted for 11% and 9% of sales for each of the three month periods ended June 30, 2014 and 2013, respectively. This customer accounted for 6% and 10% of sales for each of the six month periods ended June 30, 2014 and 2013, respectively. At December 31, 2013, this customer accounted for 28% of accounts receivable, all of which was collected in 2014.

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

In January 2014 the Company used the funds received from AI and paid $100,000 back to AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying June 30, 2014 balance sheet.

4.        Notes Payable

At June 30, 2014, notes payable are due to officers and directors and are payable on demand with interest at 5%. A summary of notes payable activity is as follows:

Balance at December 31, 2013	$40,200
Repayment	(17,000)
Balance at June 30, 2014	$23,200

Interest expense on notes payable amounted to $428 and $0 for the three month periods ended June 30, 2014 and 2013, respectively. Interest expense on notes payable amounted to $906 and $0 for the six month periods ended June 30, 2014 and 2013, respectively

5.        Income Taxes

The Company incurred a loss for the three and six month periods ended June 30, 2014 and 2013 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2013, the Company had available net operating loss carryforwards of approximately $2,650,000, expiring during various years through 2033.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

December 31, 2013

Net operating loss	$900,000
Valuation allowance	(900,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $21,800 and $30,400 at at June 30, 2014 and December 31, 2013, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

6.        Stockholders’ Equity

In January 2014 the Company issued 100,000 shares of restricted common stock valued at $28,000 to a consultant.

Service-Based Stock Options

Service-based options issued by the Company to various employees and consultants amounted to 9,885,000 at December 31, 2013 and June 30, 2014.

Stock based compensation expense amounted to $3,500 and $25,500 for the three months ended June 30, 2014 and 2013, respectively. Stock based compensation expense amounted to $3,500 and $52,500 for the six months ended June 30, 2014 and 2013, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations

All options outstanding at June 30, 2014 are exercisable and have a cashless exercise provision. Certain options include accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at June 30, 2014 amounted to $40,000.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

The following is a summary of outstanding service-based options at June 30, 2014:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	4 years
$0.20 - $0.25	7,735,000	8 years
$0.40	1,150,000	8 years
Total	$9,885,000

Performance-Based Stock Options

As of June 30, 2014 the Company had granted performance-based options to purchase 6,950,000 shares of common stock at exercise prices ranging from $0.40 to $5.00. The options expire at various dates between 2021 and 2023 and are exercisable upon the Company achieving annual sales revenue ranging from $5,000,000 and $100,000,000. The fair value of these performance-based options aggregated $302,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at June 30, 2014, the unearned compensation for performance based options is $302,000.

Warrants

Warrants outstanding and exercisable amounted to 3,887,720 at December 31, 2013 and June 30, 2014. The weighted average exercise price of warrants outstanding at June 30, 2014 is $0.29. The warrants expire between 2014 and 2016.

7.        Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $13,000 and $21,000 for the three month periods ended June 30, 2014 and 2013, respectively. Royalty expense approximated $27,000 and $35,000 for the six month periods ended June 30, 2014 and 2013, respectively. The remaining commitment at June 30, 2014, is approximately $38,000. The Company’s President has a 60% interest in the royalties and has voluntarily deferred the payment of such royalties until the Company has the financial ability to pay.

At June 30, 2014 and December 31, 2013, included in accounts payable and accrued expenses was $115,000 and $88,000, respectively, in regards to this agreement.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

8.        Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2014 (6 months)	$21,094
2015	42,187
2016	17,578
Total	$80,859

Monthly base rental payments approximate $3,400. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the three month periods ended June 30, 2014 and 2013, was $12,198 and $8,325, respectively. Rent expense for the six month periods ended June 30, 2014 and 2013, was $26,824 and $18,559, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices ranging from $0.40 to $5.00 underlying 6,950,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $5,000,000 to $100,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating 16.5 percent of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At June 30, 2014, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

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

Immudyne, Inc.

Notes to Financial Statements

June 30, 2014

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. As of June 30, 2014, $25,000 remained to be paid to the Company under this agreement.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

Overview

We manufacture, distribute and sell natural immune support products. Beta glucans are a natural extract that has been shown through testing and analysis and scientific research to support the immune system. Our core nutraceutical and cosmetic product lines consist of yeast beta glucans in oral and topical applications. Our natural immune support products are manufactured in a current good manufacturing practices (“cGMP”) facility. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). Historically, we have sold our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as a dietary supplement and a cosmetic enhancement, and as a feed-additive for animal use. As of 2011, we began exiting this lower-margin market for feed-additive products, which exit we completed in 2013.

We have experienced a decrease in sales in 2014 due to decreased demand for our products and due to the lack of execution of plans to generate new business. Currently, we are actively pursuing other potential opportunities through which to market our products and increase sales. We plan to more fully describe these potential opportunities as they are realized. We also plan to continue to concentrate our sales and marketing efforts on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales. We expect that a significant component of our selling, general and administration expenses going forward will continue to consist of marketing and advertising expenses to increase our sales. The primary components of our marketing and advertising expenses may include online sales promotions through our website, trade advertising, direct marketing to nutraceutical companies and industry associations, consumer research and search engine and digital advertising. We expect our selling, general and administrative expenses to increase in absolute dollars as we incur increased costs related to our marketing strategy. These costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations.

Additional significant factors that we believe could affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; (iii) lack of adequate capital to effectuate our business plans; and (iv) lack of experienced personnel.

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

In addition, yeast beta glucans are designated as GRAS under current FDA regulations. Future government regulations may prevent or delay the introduction or require the reformulation of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products or otherwise disrupt the marketing of our products. Any such government actions could result in additional costs to us, including reduced growth prospects, lost sales from products that we are required to remove from the market and potential product liability litigation.

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations. It is likely that we will require additional operating capital to continue operations through the balance of 2014. Until we are in a position to obtain such capital from revenues to meet our normal business obligations, we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2013 filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	196,611	-	322,903	-
Cost of sales	69,156	35.2%	65,668	20.3%
Gross profit	127,455	64.8%	257,235	79.7%
Operating expenses	(202,832)	(103.1)%	(277,389)	(85.9)%
Loss from operations	(75,377)	(38.3)%	(20,154)	(6.2)%
Interest (expense)	(428)	-%	-	-
Income tax benefit	4,300	2%	4,300	1.3%
Net loss	(71,505)	(36.3)%	(15,854)	(4.9)%

Sales for the second quarter of 2014 were $196,611, a decrease of 39.1% from $322,903 for the same period in 2013. Our decrease in sales was primarily attributable to decreased demand for our products and due to the lack of execution of plans to generate new business. Our chief marketing officer has recently resigned and we are actively pursuing other potential opportunities through which to market our products and increase sales. We plan to more fully describe these potential opportunities as they are realized.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 5.3% to $69,156 in the second quarter of 2014 compared to $65,668 for the same period in 2013. Our cost of sales remained relatively consistent from 2013 to 2014 despite our lower sales volume, mainly due to incurring consistent overhead expenses.

Gross profit decreased 50.45% to $127,455 in the second quarter of 2014 compared to $257,235 for the same period in 2013 as result of our decreased sales. Gross profit as a percentage of sales decreased to 64.8% from 79.7% as a result of the overhead expenses we typically incur matched with our lower sales volume.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 26.9% to $202,832, in the second quarter of 2014 compared to $277,389 for the same period in 2013. General and administration expense decreased by 23.7% to $62,794 in the second quarter of 2014 compared to $82,265 for the same period in 2013 due to the decrease in the Company’s marketing expenses as a result of the lack of execution of plans to generate new business. Compensation and related expenses decreased by 27.8% to $114,034 in the second quarter of 2014, compared to $157,837 in 2013, due primarily to our chief marketing officer resigning. Professional fees decreased 30.3% to $26,004 in the second quarter of 2014, compared to $37,287 in 2013, as result of additional legal fees we incurred in the 2013 period.

Our net loss for the second quarter of 2014 was $71,505 compared to net loss of $15,854 for the same period in 2013, an increase of $55,651 or 351%. Net loss as a percentage of sales was 36.4% in the second quarter of 2014 compared to net loss as a percentage of sales of 4.9% for the same period in 2013. Our increased net loss was primarily attributable to our decrease in sales matched with our increased cost of sales.

Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	389,040	-	553,161	-
Cost of sales	118,246	30.4%	134,763	24.4%
Gross profit	270,794	69.6%	418,398	75.6%
Operating expenses	(523,809)	(134.6)%	(509,339)	(92.1)%
Loss from operations	(253,015)	(65.0)%	(90,941)	(16.5)%
Other income	32,877	8.5%	25,000	4.5%
Interest (expense)	(906)	0.0%	-	-
Income tax benefit	8,600	2.0%	8,600	1.6%
Net loss	(212,444)	(54.5)%	(57,341)	(10.4)%

Sales for the six months ended June 30, 2014 were $389,040, a decrease of 29.7% from $553,161 for the same period in 2013. Our decrease in sales was primarily attributable to decreased demand for our products and due to the lack of execution of plans to generate new business. Our chief marketing officer has recently resigned and we are actively pursuing other potential opportunities through which to market our products and increase sales. We plan to more fully describe these potential opportunities as they are realized.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 12.3% to $118,246 for the six months ended June 30, 2014 compared to $134,763 for the same period in 2013. The decrease in our cost of sales was primarily attributable to our overall sales decrease.

Gross profit decreased 35.3% to $270,794 for the six months ended June 30, 2014 compared to $418,398 for the same period in 2013 as a result of our decreased sales. Gross profit as a percentage of sales decreased to 69.6% from 75.6% as a result of the overhead expenses we typically incur matched with our lower sales volume.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 2.8% to $523,809 for the six months ended June 30, 2014 compared to $509,339 for the same period in 2013. General and administration expense increased by 12.1% to $165,157 for the six months ended June 30, 2014 compared to $147,324 for the same period in 2013 due to the marketing expenses we incurred in the first quarter of 2014 to implement a plan to generate new business. Compensation and related expenses increased slightly by .02% to $278,055 for the six months ended June 30, 2014, compared to $277,987 in 2013. Professional fees decreased 4.1% to $80,597 for the six months ended June 30, 2014, compared to $84,028 in 2013, as a result of additional legal fees we incurred in the 2013 period.

Other income increased by $7,877 in 2014 resulting from the write-off of an old accounts payable.

Our net loss for the six months ended June 30, 2014 was $212,444 compared to net loss of $57,341 for the same period in 2013, an increase of $155,103 or 270%. Net loss as a percentage of sales was 54.5% for the six months ended June 30, 2014 compared to net loss as a percentage of sales of 10.4% for the same period in 2013. Our increased net loss was attributable to our decrease in sales matched with our consistent operating expenses.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in 2012 and 2013, have a negative working capital position, and may not have sufficient financial resources to fund operations through December 31, 2014. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. Based on our cash balance at June 30, 2014 and projected cash needs for the remainder of 2014, we will need to raise additional capital to cover operating and capital requirements for the 2014 fiscal year. We plan on raising the additional needed funds through issuing additional shares of common stock or other equity securities, obtaining debt financing, or from advances from our President and/or directors. In 2013 and 2012, we raised $175,000 and $345,883, respectively, through sales of our common stock in private placements, as well as proceeds from the exercise of stock options. In addition, in the first quarter of 2014, we received $132,000 pursuant to a legal settlement. Historically, we also have funded operations through loans and advances from our directors and officers. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Additionally, at June 30, 2014, we have a total of $85,266 in accounts receivable, 99% of which is accounted for by a single customer.

We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

We had negative net working capital of $(35,892) at June 30, 2014, resulting in a decrease of $(125,840) from net working capital of $89,948 at June 30, 2013. The ratio of current assets to current liabilities was .9 to 1 at June 30, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$23,091	$(37,873)
Financing activities	(17,000)	50,000

Net cash flow provided by operating activities was $23,091 for the six months ended June 30, 2014, compared to net cash flow used in operating activities of $37,873 for the same period in 2013. The increase in net cash inflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014.

Net cash flows used in financing activities was $17,000 for the six months ended June 30, 2014 for the repayment of a note payable issued by one of our directors, compared to net cash flows provided by financing activities of $50,000 due to the exercise of certain stock options.

Private Placements

In June 2013, we issued 500,000 shares of our common stock (and three-year warrants to purchase 250,000 shares of our common stock at $0.40 per share) to accredited investors at $0.25 per unit for $125,000 in gross proceeds.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. At December 31, 2013, notes payable due to officer and other related individuals totaled $40,200. During the six months ended June 30, 2014, a total of $17,000 was repaid. Interest expense on notes payable amounted to $906 for the six months ended June 30, 2014.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At June 30, 2014, we included $115,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $38,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial ability to pay such royalties.

Legal Matters

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000, finding that defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between the parties. Subsequently, a settlement was reached with these parties in the amount of $386,000. During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000, net of related legal costs, was received in March 2014.

In November 2005, we filed suit in Texas against Biopolymer Engineering, Inc. d/b/a Biothera who was claiming ownership of certain patents we own covering our yeast beta glucan products. Biothera subsequently filed suit against us in Federal Court in Minnesota alleging infringement of the same patents. The state court case proceeded to trial in which it was adjudicated that we were the owner of all of the patents at issue. In November 2009, we entered into a settlement agreement that resolved all litigation aspects of the federal and state court proceedings. The settlement agreement stipulated that we were the owner of all of the patents at issue. As part of the settlement agreement, we received $440,000 as reimbursement for litigation costs. In addition, we were awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license to Biothera for U.S. Patent No. 5,702,719, covering our beta glucan derived from yeast for dermatological and nutritional use. The term of the license agreement is consistent with the term of the $25,000 semi-annual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. At June 30, 2014, $25,000 remained to be paid to us under this agreement.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Going Concern

Based on our cash balance at June 30, 2014 and projected cash needs for the remainder of 2014, we estimate that we will need to raise additional capital to cover operating and capital requirements for the 2014 year. We plan to obtain the additional needed funds by issuing additional shares of common stock or other equity securities, obtaining debt financing, or from advances from our President and/or directors. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Our continued operations are dependent upon obtaining an increase in our sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. In connection with these efforts, our Board of Directors is actively reviewing a disclosure controls and procedures policy which, if adopted, would set forth policies with respect to the review and oversight of our annual, quarterly and current reports by our Board of Directors and executive officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Mark McLaughlin
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

