Form 10-Q
period 2014-09-30
Immudyne, Inc.
filed 2014-11-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES  ☐   NO  ☒

30,729,973 shares of common stock outstanding as of November 14, 2014.

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

1

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	$90,004	$155,056
Trade accounts receivable	110,621	77,475
Legal settlement proceeds receivable	-	132,000
Inventory	54,866	86,195
Total Current Assets	255,491	450,726

Furnishings and equipment	57,992	100,723

Total Assets	$313,483	$551,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$259,144	$185,362
Deposit payable	-	100,000
Notes payable	67,200	40,200
Total Current Liabilities	326,344	325,562

Deferred tax liability	17,500	30,400
Total Liabilities	343,844	355,962

Stockholders’ (deficit) equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,729,973 shares issued and outstanding at September 30, 2014	307,299	301,049
Additional paid-in capital	8,042,549	7,958,299
Accumulated (deficit)	(8,380,209)	(8,063,861)
Total Stockholders’ (Deficit) Equity	(30,361)	195,487

Total Liabilities and Stockholders’ Equity	$313,483	$551,449

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales	$165,469	$94,676	$554,509	$647,837

Cost of sales	71,605	42,370	189,851	177,133

Gross Profit	93,864	52,306	364,658	470,704

Compensation and related expenses	(151,329)	(102,166)	(429,384)	(380,154)

Professional fees	(32,195)	(20,129)	(112,792)	(104,157)

General and administrative expenses	(43,285)	(98,677)	(208,442)	(246,001)

Operating (Loss)	(132,945)	(168,666)	(385,960)	(259,608)

License Fee	25,000	25,000	50,000	50,000

Other income	-	-	7,877	-

Interest (expense)	(259)	-	(1,165)	-

Net (Loss) Before Taxes	(108,204)	(143,666)	(329,248)	(209,608)

Deferred income tax benefit	4,300	4,300	12,900	12,900

Net (Loss)	$(103,904)	$(139,366)	$(316,348)	$(196,708)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Average number of common shares outstanding	30,380,000	29,410,000	30,252,200	29,194,500

See notes to financial statements

Immudyne, Inc.

Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2013	30,104,973	$301,049	$7,958,299	$(8,063,861)	$195,487

Issuance of common stock for services	625,000	6,250	74,250	-	80,500

Amortization of stock options	-	-	10,000	-	10,000

Net (loss)	-	-	-	(316,348)	(316,348)

Balance at September 30, 2014	30,729,973	$307,299	$8,042,549	$(8,380,209)	$(30,361)

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(316,348)	$(196,708)
Adjustments to reconcile net (loss) to net Cash provided (used) by operating activities
Depreciation	42,731	42,731
Deferred tax benefit	(12,900)	(12,900)
Stock compensation expense	10,000	52,500
Common stock issued for services	80,500	-
Changes in Assets And Liabilities
Trade accounts receivable	(33,146)	38,379
Legal settlement proceeds receivable	132,000
Inventory	31,329	(56,667)
Accounts payable and accrued expenses	73,782	20,187
Net cash provided (used) by operating activities	7,948	(112,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	-	50,000
Notes payable, net	27,000	10,200
Net cash provided by financing activities	27,000	60,200

Net (decrease) in cash	(65,052)	(52,278)

Cash at beginning of the period	155,056	98,930

Cash at end of the period	$90,004	$46,652

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid during the period for interest	$515	$-

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company has an accumulated deficit approximating $8.4 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at September 30, 2014, and projected cash needs for the remainder of 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 and 2015 years. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

2.        Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2013. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of inventory, and stockholders’ equity based transactions. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At December 31, 2013 and September 30, 2014 inventory includes an allowance of $20,000. Inventory consists of the following:

	September 30, 2014	December 31, 2013

Raw materials	$4,053	$17,126
Finished products	50,813	69,069
	$54,866	$86,195

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

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

The Company’s tax returns for all years since December 31, 2011, remain open to most taxing authorities.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

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

Common stock equivalents comprising 14,007,720 and 13,197,720 shares underlying options and warrants at September 30, 2014 and 2013, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.

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

One customer accounted for 71% and 73% of sales for each of the three month periods ended September 30, 2014 and 2013, respectively. This customer accounted for 82% and 80% of sales for each of the nine month periods ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, this customer accounted for 99% and 70% of accounts receivable, respectively.

A second customer accounted for 15% and 0% of sales for each of the three month periods ended September 30, 2014 and 2013, respectively. This customer accounted for 8% of sales for each of the nine month periods ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, this customer accounted for 0% and 28% of accounts receivable, respectively.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

3.        Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. At December 31, 2013, the Company reported a $100,000 deposit payable, which is included in the accompanying balance sheet.

In January 2014 the Company used the funds received from AI and paid $100,000 back to AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying September 30, 2014 balance sheet.

4.        Notes Payable

At September 30, 2014, notes payable are as follows:

Due to officers and directors - interest rate 5% per annum payable on demand	$17,200
Due to an investor – interest rate 7% per annum due November 14, 2014	50,000
Total	$67,200

A summary of notes payable activity is as follows:

Balance at December 31, 2013	$40,200
Repayment	(23,000)
Borrowing	50,000
Balance at September 30, 2014	$67,200

Interest expense on notes payable amounted to $259 and $0 for the three month periods ended September 30, 2014 and 2013, respectively. Interest expense on notes payable amounted to $1,165 and $0 for the nine month periods ended September 30, 2014 and 2013, respectively.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

5.        Income Taxes

The Company incurred a loss for the three and nine month periods ended September 30, 2014 and 2013 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2013, the Company had available net operating loss carryforwards of approximately $2,600,000 expiring during various years through 2033.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

December 31, 2013

Net operating loss	$900,000
Valuation allowance	(900,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $17,500 and $30,400 at September 30, 2014 and December 31, 2013, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

The deferred tax benefit included in the statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

6.        Stockholders’ Equity

In January 2014 the Company entered into an agreement to issue 100,000 shares of restricted common stock valued at $28,000 to a consultant and in September 2014 the Company issued 525,000 shares of restricted stock valued at $52,500 to four additional consultants.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

Service-Based Stock Options

In September 2014 the Company issued 250,000 options, with an exercise price of $.20, to a director. The options are fully vested and expire in 10 years.

A summary of the outstanding service-based stock options are as follows:

Number of Options

Balance at December 31, 2013	9,885,000
Granted	250,000

Balance at September 30, 2014	10,135,000

The following is a summary of outstanding service-based options at September 30, 2014:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$ 0.10	1,000,000	4 years
$ 0.20 - $0.25	7,985,000	8 years
$ 0.40	1,150,000	8 years
Total	10,135,000

Performance-Based Stock Options

In August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. The options are contingent upon the completion of a clinical study as defined. Management has valued these options at $8,000 and is amortizing them over the implicit service period of one year.

As of September 30, 2014 the Company had granted performance-based options to purchase 8,875,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2024 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $330,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at September 30, 2014, the unearned compensation for performance based options is $330,000.

Stock based compensation expense amounted to $6,500 and $0 for the three months ended September 30, 2014 and 2013, respectively. Stock based compensation expense amounted to $10,000 and $52,500 for the nine months ended September 30, 2014 and 2013, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

Options exercisable at September 30, 2014 amounted to 10,135,000. All outstanding options have a cashless exercise provision. Certain options include accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at September 30, 2014 amounted to approximately $30,000.

The fair value of options granted during the nine months ended September 30, 2014, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	50%
Risk free interest rate	2%
Expected dividend yield	-
Expected option term (in years)	5
Weighted average grant date fair value	$0.01 - $0.03

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2013	3,887,720	0.29	2014 - 2016
Expired	(15,000)	0.40	2014

Balance at September 30, 2014	3,872,720	0.29	2014 - 2016

7.        Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $9,000 and $5,000 for the three month periods ended September 30, 2014 and 2013, respectively. Royalty expense approximated $36,000 and $40,000 for the nine month periods ended September 30, 2014 and 2013, respectively. The remaining commitment at September 30, 2014, is approximately $29,000. The Company’s President has a 60% interest in the royalties.

At September 30, 2014 and December 31, 2013, included in accounts payable and accrued expenses was $124,000 and $88,000, respectively, in regards to this agreement.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

8.        Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2014 (3 months)	$10,546
2015	42,187
2016	17,578
Total	$70,311

Monthly base rental payments approximate $3,400. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the three month periods ended September 30, 2014 and 2013, was $15,286 and $16,619, respectively. Rent expense for the nine month periods ended September 30, 2014 and 2013, was $42,110 and $35,179, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices ranging from $0.20 to $5.00, underlying 8,875,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $2,000,000 to $100,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating 16.5 percent of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At September 30, 2014, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

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

Immudyne, Inc.

Notes to Financial Statements

September 30, 2014

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments have been recorded as revenue upon receipt of the funds. The Company received the final installment during the three months ended September 30, 2014.

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

We have experienced an overall decrease in sales in 2014 due to the lack of execution of plans to generate new business. However, we are actively pursuing other potential opportunities to market our products and increase sales and plan to more fully describe these opportunities once they are realized. In fact, in August of 2014, we announced the entry into an agreement with the Sedona Institute for Age Management to complete a clinical study on a potential new application of our beta glucan products. We expect to disclose the results of this study when it is complete.

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

In addition, yeast beta glucans are designated as GRAS under current FDA regulations. Future government regulations may prevent or delay the introduction or require the reformulation of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products or otherwise disrupt the marketing of our products. Any such government actions could result in additional costs to us, reduce growth prospects, lost sales from products that we are required to remove from the market and potential product liability litigation.

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. It is likely that we will require additional operating capital to continue operations through the balance of 2014 and the first quarter of 2015. Until we are in a position to obtain such capital from revenues to meet our normal business obligations, we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2013 filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	165,469	-	94,676	-
Cost of sales	71,605	43.3%	42,370	44.8%
Gross profit	93,864	56.7%	52,306	55.2%
Operating expenses	(226,809)	(137.0)%	(220,972)	(233.4)%
Loss from operations	(132,945)	(80.3)%	(168,666)	(178.2)%
Other income	25,000	15.1%	25,000	26.4%
Interest (expense)	(259)	0.0%	-	-
Income tax benefit	4,300	2.4%	4,300	4.6%
Net loss	(103,904)	(62.8)%	(139,366)	(147.2)%

Sales for the third quarter of 2014 were $165,469, an increase of 74.8% from $94,676 for the same period in 2013. Our increase in sales was primarily attributable to the increased demand for our topical use products from our largest customer.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 69.0% to $71,605 in the third quarter of 2014 compared to $42,370 for the same period in 2013. Our cost of sales increased primarily due to our overall increase in sales during the quarter.

Gross profit increased 79.5% to $93,864 in the third quarter of 2014 compared to $52,306 for the same period in 2013 as result of our increased sales. Gross profit as a percentage of sales increased only slightly to 56.7% from 55.2% as a result of our relatively consistent overhead expenses.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 2.6% to $226,809, in the third quarter of 2014 compared to $220,972 for the same period in 2013. General and administration expense decreased by 56.1% to $43,285 in the third quarter of 2014 compared to $98,677 for the same period in 2013 due to the decrease in the Company’s marketing expenses year over year as a result of the lack of execution of plans to generate new business. Compensation and related expenses increased by 48.1% to $151,329 in the third quarter of 2014, compared to $102,166 in 2013, due primarily to the retention of additional medical, operational and marketing consultants during the quarter who were compensated with options and/or shares of the Company’s common stock. Professional fees increased 60.0% to $32,195 in the third quarter of 2014, compared to $20,129 in 2013, as result of additional fees paid to a financial advisory firm that is assisting the Company in finding additional capital.

Our net loss for the third quarter of 2014 was $103,904 compared to net loss of $139,366 for the same period in 2013, a decrease of $35,462 or 25.5%. Net loss as a percentage of sales was 62.8% in the third quarter of 2014 compared to net loss as a percentage of sales of 147.2% for the same period in 2013. Our decreased net loss was primarily attributable to our increased sales during the quarter.

Nine Months Ended September 30, 2014, Compared to the Nine Months Ended June 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	554,509	-	647,837	-
Cost of sales	189,851	34.2%	177,133	27.3%
Gross profit	364,658	65.8%	470,704	72.7%
Operating expenses	(750,618)	(135.4)%	(730,312)	(112.7)%
Loss from operations	(385,960)	(69.6)%	(259,608)	(40.0)%
Other income	57,877	10.4%	50,000	7.6%
Interest (expense)	(1,165)	0.0%	-	-
Income tax benefit	12,900	2.1%	12,900	2.0%
Net loss	(316,348)	(57.1)%	(196,708)	(30.4)%

Sales for the nine months ended September 30, 2014 were $554,509, a decrease of 14.4% from $647,837 for the same period in 2013. Our overall decrease in sales for the nine months ended September 30, 2014, despite our strong third quarter, was primarily attributable to overall decreased demand for our products in the first half of the year and due to the lack of execution of plans to generate new business. Our chief marketing officer resigned during the year and we are now actively pursuing other potential opportunities to market our products and increase sales. We plan to more fully describe these potential opportunities as they are realized, including our recent entry into an agreement with the Sedona Institute for Age Management to complete a clinical study on a potential new application of our beta glucan products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased slightly by 7.2% to $189,851 for the nine months ended September 30, 2014 compared to $177,133 for the same period in 2013 and were in line with our expectations.

Gross profit decreased 22.6% to $364,658 for the nine months ended September 30, 2014 compared to $470,704 for the same period in 2013 as a result of our overall decrease in sales. Gross profit as a percentage of sales decreased to 65.8% from 72.7% as a result of the overhead expenses we typically incur matched with our lower sales volume.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses increased 2.8% to $750,618 for the nine months ended September 30, 2014 compared to $730,312 for the same period in 2013. General and administration expense decreased by 15.3% to $208,442 for the nine months ended September 30, 2014 compared to $246,001 for the same period in 2013 due to the decrease in the Company’s marketing expenses as a result of the lack of execution of plans to generate new business. Compensation and related expenses increased by 13.0% to $429,384 for the nine months ended September 30, 2014, compared to $380,154 in 2013, due primarily to the retention of additional medical, operational and marketing consultants who were compensated with options and/or shares of the Company’s common stock. Professional fees increased 8.3% to $112,792 for the nine months ended September 30, 2014, compared to $104,157 in 2013, as a result of additional legal fees we incurred in the 2013 period and fees incurred with respect to a financial advisory firm that is assisting the Company in finding additional capital.

Other income increased by $7,877 in 2014 resulting from the write-off of an old accounts payable.

Our net loss for the nine months ended September 30, 2014 was $316,348 compared to net loss of $196,708 for the same period in 2013, an increase of $119,640 or 61.0%. Net loss as a percentage of sales was 57.1% for the nine months ended September 30, 2014 compared to net loss as a percentage of sales of 30.4% for the same period in 2013. Our increased net loss was attributable to our decrease in sales matched with our consistent operating expenses.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in 2012, 2013, and for the nine months ended September 30, 2014, have a negative working capital position, and may not have sufficient financial resources to fund operations through December 31, 2014 or into the 2015 fiscal year. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. Based on our cash balance at September 30, 2014 and projected cash needs for the remainder of 2014, we will need to raise additional capital to cover operating and capital requirements for the 2014 fiscal year. We plan on raising the additional needed funds through issuing additional shares of common stock or other equity securities, obtaining debt financing, or from advances from our President and/or directors.  In 2013 and 2012, we raised $175,000 and $345,883, respectively, through sales of our common stock in private placements, as well as proceeds from the exercise of stock options. In addition, in the first quarter of 2014, we received $132,000 pursuant to a legal settlement. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. We plan on repaying this loan when it comes due on November 14, 2014 with cash on hand and then seeking additional debt financing either from the same or alternative sources.

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

Additionally, at September 30, 2014, we have a total of $110,621 in accounts receivable, 99% of which is accounted for by a single customer. We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

We had negative net working capital of $(70,853) at September 30, 2014, resulting in an increase of $(31,378) from negative net working capital of $(39,475) at September 30, 2013. The ratio of current assets to current liabilities was .8 to 1 at September 30, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$7,948	$(112,487)
Financing activities	27,000	60,200

Net cash flow provided by operating activities was $7,948 for the nine months ended September 30, 2014, compared to net cash flow used in operating activities of $112,487 for the same period in 2013. The increase in net cash inflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014.

Net cash flows provided by financing activities was $27,000 for the nine months ended September 30, 2014, from the $50,000 borrowed under a loan agreement with a private investor offset by certain repayments to officers and directors for loans made previously which became due, compared to net cash flows provided by financing activities of $60,200 in 2013 which consisted of $50,000 from the exercise of stock options and $10,200 from a director of the Company.

Private Placements

In June 2013, we issued 500,000 shares of our common stock (and three-year warrants to purchase 250,000 shares of our common stock at $0.40 per share) to accredited investors at $0.25 per unit for $125,000 in gross proceeds.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. At December 31, 2013, notes payable due to officers and other individuals totaled $40,200 and carried interest at 5% per annum. During the nine months ended September 30, 2014, a total of $23,000 was repaid.  Interest expense on notes payable amounted to $1,165 for the nine months ended September 30, 2014.

On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement with a private investor which bears interest at 7% per annum and is due on November 14, 2014. We plan on repaying this short term loan with our existing cash on hand and then seeking to obtain additional debt financing from either the same or alternate sources.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At September 30, 2014, we included $124,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $29,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial ability to pay such royalties.

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

In November 2005, we filed suit in Texas against Biopolymer Engineering, Inc. d/b/a Biothera who was claiming ownership of certain patents we own covering our yeast beta glucan products. Biothera subsequently filed suit against us in Federal Court in Minnesota alleging infringement of the same patents. The state court case proceeded to trial in which it was adjudicated that we were the owner of all of the patents at issue. In November 2009, we entered into a settlement agreement that resolved all litigation aspects of the federal and state court proceedings. The settlement agreement stipulated that we were the owner of all of the patents at issue. As part of the settlement agreement, we received $440,000 as reimbursement for litigation costs. In addition, we were awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license to Biothera for U.S. Patent No. 5,702,719, covering our beta glucan derived from yeast for dermatological and nutritional use. The term of the license agreement is consistent with the term of the $25,000 semi-annual payments. The $25,000 installments are being recorded as revenue only upon receipt of the funds. At September 30, 2014, the Company received the final $25,000 installment during the three months ended September 30, 2014.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Going Concern

Based on our cash balance at September 30, 2014 and projected cash needs for the remainder of 2014 and in the 2015 fiscal year, we estimate that we will need to raise additional capital to cover operating and capital requirements. We plan to obtain the additional needed funds by issuing additional shares of common stock or other equity securities, obtaining debt financing, or from advances from our President and/or directors. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Our continued operations are dependent upon obtaining an increase in our sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management when finances permit; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, the Company issued 300,000 options to purchase shares of the Company’s common stock at an exercise price of $0.20 per share to a consultant in reliance upon Section 4(a)(2) of the Securities Act for services valued at approximately $8,000.

In September 2014, the Company issued 525,000 shares of restricted stock to four consultants in reliance upon Section 4(a)(2) of the Securities Act for services valued at approximately $52,500.

In September 2014, the Company issued 250,000 options, with an exercise price of $0.20, to a director in reliance upon Section 4(a)(2) of the Securities Act. The options are fully vested and expire in 10 years.

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

IMMUDYNE INC.
(Registrant)

Date: November 14, 2014	By:	/s/ Mark McLaughlin
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

