Form 10-K
period 2014-12-31
Immudyne, Inc.
filed 2015-03-30
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014, was $2,885,273. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2014, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of March 30, 2015 there were 30,729,973 shares of common stock outstanding.

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

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I

Item 1. Business

Our Company

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. We believe, based on testing and analysis conducted by third parties on our behalf, that the beta glucans derived from yeast we manufacture are superior to any other beta glucans on the market.

Our beta glucan products and manufacturing processes are protected by patents and trade secrets, and we believe we are compliant with current good manufacturing practices (“GMPs”). Further, yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. We have also sold our own standalone product lines primarily on a word-of-mouth basis and through our website.

Our plans are to commercialize sales of our products on a more meaningful, global basis. We hired three senior marketing executives late in the fourth quarter of 2014 (and early in 2015). We have performance based contracts with these executives, which allow us to continue to maintain a relatively low overhead. Our priority is to actively pursue opportunities to market our products and increase sales.

We originally incorporated under the laws of British Columbia, Canada, in 1987 under the name Anina Resources, Inc. and subsequently changed our name to Immudyne, Inc. and our jurisdiction to the State of Wyoming by continuance in September 1987. On June 30, 1994, we changed our jurisdiction to Delaware by merger with and into Immudyne, Inc., a Delaware corporation formed on June 21, 1994.

None of the testing and analysis or scientific research mentioned in this report has been subject to the oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or otherwise treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

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

Our sales and marketing efforts are now concentrated on our oral (nutraceutical) and topical-use (cosmetic) products for the strategic additive market, as well as our own lines to healthcare professionals, distributors and direct-to-consumer sales.

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

The health benefits of yeast beta glucans have been demonstrated through extensive testing and analysis and scientific research on yeast beta glucans generally, and we are committed to supporting evidence-based studies that demonstrate the health benefits of our products. Scientific research on beta glucan derived from yeast cell walls has been conducted over the years by renowned medical laboratories, including Roger Williams University, Boston University, The Stone Center, Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Southwest Research Institute, Case Western Reserve University, University of Arkansas, North Carolina State University, University of Bern, Switzerland, and the China Agricultural University, China. As more studies are conducted on beta glucans, the potential benefits to human health continue to emerge.

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

We also have relationships with medical doctors who in the past have conducted self-funded studies in which we supplied our product free of charge. However, we do not have any formal clinical development or research agreements with these institutions and doctors. Dr. Sven Rohmann, PhD is our Global Chief Medical Officer. Dr. Rohmann is a worldwide authority on innate immunity. Dr. Rohmann has an extensive medical and business background, including having spent 10 years with Merck Serono, where he served as the Global Head, Strategic Marketing, Oncology. Dr. Joseph DiTrolio of the Roseland, New Jersey Surgery Center and St. George’s University School of Medicine and also a director of the Company, Dr. Allan Whitberg, previously of Roger Williams Medical Center in Providence, Rhode Island and currently affiliated with Boston University School of Medicine, and Dr. Stephen Petteruti of The Petteruti Center For Life Extension in Warwick, RI, are among the medical doctors with whom we have relationships and who have conducted self-funded studies on our product. We also have established a relationship with National Jewish Health in Denver, Colorado and we have additional opportunities to have further studies conducted at leading institutions. We have also established a partnership with the leading physicians of the Stone Center of New Jersey to educate patients about the benefits of supplementing their chemotherapy and radiation treatments with our yeast-beta glucan products.

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

Our principal, branded lines of daily oral supplements are dietary supplements containing proprietary combinations of our yeast beta glucan to support immune system function. Our topical rejuvinating serums and creams consist of our patented yeast-derived beta glucan and other natural ingredients intended to support the skin’s immune system response and defense, skin renewal and repair of sun and environmental damage.

Sales and Marketing

We hired three senior marketing executives late in the fourth quarter of 2014 (and early in 2015). We have performance based contracts with these executives, allowing us to continue to maintain a relatively low overhead. Our priority is to actively pursue opportunities to market our products and increase sales.

Our sales and marketing strategy primarily consists of building the brand recognition of our product lines and our proprietary yeast beta glucans. We plan to sell our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as a cosmetic enhancement or dietary supplement.

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

We also have marketed our products by presenting at international biotechnology and alternative medicine conferences and through nutraceutical industry associations and tradeshows. Notably, we presented the outcome of our cancer studies at the World Immune Regulator Meeting in Davos, Switzerland in 2012. The special focus of the meeting was on innate and adaptive immune response and the role of tissues in immune regulation. Previously, we presented the results of the studies demonstrating the efficacy of our yeast beta glucan in terminally ill cancer patients and cancer remission patients at the BIO-Europe biotechnology partnership conference in Munich, Germany.

Manufacturing and Sourcing

We have focused on the production of immune system support compounds including our beta glucans derived from yeast for over 20 years.  Our staff produces consistently high-grade, particulate and reliable beta glucan, included in our nutraceutical and cosmetic product lines, in our Kentucky-based production plant. For certain of our packaged consumer goods, we use third party contractors for encapsulation, bottling and labeling. These contractors are subject to regular government inspections, and to the best of our knowledge, comply with current GMPs and hold the necessary drug manufacturing licenses and processed food registrations required by their respective state regulators. Such packaging services are readily available from multiple sources.

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

Our beta glucan products and manufacturing processes are protected by registered and pending patents and trade secrets. We believe our manufacturing facilities and practices are compliant with published current GMPs established by the FDA for dietary supplements.

Customers

We sell our products direct to consumers and to pharmaceutical, nutraceutical and consumer product companies in the U.S. market.  We plan to expand our sales to the international market. We focus on establishing and growing long-term relationships with our customers, and we believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our beta glucan products. Our sales through distributors typically are made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on purchase orders.

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

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.), accounted for 79% our sales in 2014 and 77% of our sales in 2013.  Our second largest customer accounted for 12% our sales in 2014 and 9% of our sales in 2013.

Competition

The markets for nutritional supplements and skin care products are highly competitive, consisting of a large number of manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. We compete for sales direct to consumers, through distributors and business-to-business.

Although we believe, based on testing and analysis by third parties on our behalf, that our yeast beta glucan is superior, we compete with other companies manufacturing beta glucans from yeast and other sources as well as companies producing other food ingredients and nutritional supplements for human use. Many end consumers may consider such products to be a replacement for the products we manufacture and distribute. Many of our competitors have greater marketing, research and capital resources than us, and may be able to offer their products at lower costs because of their greater purchasing power or lower cost of raw materials and manufacturing.

We anticipate expanding our sales on a meaningful basis as part of our new marketing strategy focusing on our nutraceutical and cosmetic product lines. We anticipate competing in these markets on the basis of quality, our proprietary manufacturing processes, research data and effective marketing campaigns promoting the benefits of our natural immune support products. There are no assurances that our products will be able to compete in these markets, however, or that our marketing strategy will be successful.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S., and trade secrets which are not protected by patents, to protect our intellectual property and maintain our competitive position in the marketplace. We have nine registered U.S. patents, consisting of both use and process patents, with expiration dates ranging from 2015 to 2026. Additionally, we currently have filed four new provisional patents, and we intend to apply for additional patents in the future as new products, uses and manufacturing processes are developed. We maintain trademarks registered in the U.S. for our business name and related to our product brands. In addition, we have registered and maintain internet domain names related to our business, including “immudyne.com.” Collectively, the patents, trademarks and domain names that we hold are of material importance to us. However, at this time we may not be able to adequately defend our intellectual property rights due to our lack of financial resources, though, to date, we have no knowledge of any infringement of our intellectual property.

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

Employees

As of December 31, 2014, we had 3 full-time employees, 13 part-time employees and additional consultants worldwide. We outsource many of our product marketing activities to consultants who provide services to us on a project basis. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees. All full-time employees and our officers and directors are eligible to participate in our group health and dental insurance plans.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern as at December 31, 2014, we had a negative net working capital position. If we are unable to fund operations through our operating business, and are unable obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We have generated losses and not yet achieved positive cash flows, which may adversely affect our liquidity and ability to continue as a going concern.

We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon establishing increased cash flow from operations or securing other sources of financing. We have implemented a new sales and marketing strategy to focus on higher-margin products that carry what we believe to be greater opportunities for growth in the U.S. and international markets. In addition, management has instituted cost-cutting measures; including terminating certain employees that were not contributing to the business and ceasing our operations in the low-margin feed additive product line, which we believe should result in improved efficiencies of our operations going forward. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.

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

Our yeast beta glucan products are designed for human consumption and we face product recalls or liability claims if the use of our products is alleged to have resulted in injury or death. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. Yeast beta glucan is classified as a food ingredient and is not subject to pre-market regulatory approval in the U.S. However, our yeast beta glucan products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from consumption of these ingredients could occur. We may have to undertake various product recalls or be subject to liability claims, including, among others, that our yeast beta glucan products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations

We currently do not maintain product liability insurance coverage. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available to us in the future. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management attention.

We derive a substantial part of our sales from two major customers. If we lose either of these customers, or they reduce the amount of business they do with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.) (“MMP”), accounted for 79% of our sales in 2014 and 77% of our sales in 2013. Our relationship with MMP is governed by a written contract, which is subject to a confidentiality agreement. The initial term of our contract with MMP will expire on December 19, 2016. Pursuant to its terms, the written contract will be automatically renewed for continuous one-year periods unless either party gives notice of its intent to terminate at least 90 days prior to the expiration of any renewal term. Additionally, our second largest customer accounted for 12% of our sales in 2014 and 9% of our sales in 2013. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of either of these customers to meet their obligations to us would adversely affect our financial results. At December 31, 2014 accounts receivable from MMP amounted to 100% of total accounts receivable, and at December 31, 2013 MMP accounted for 70% of accounts receivable. Although we are making efforts to reduce our dependency on a limited number of customers, we believe this concentration of sales to two customers will continue in the near future. If we lose either of these customers or they reduces the amount of business they does with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

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

We rely on our manufacturing facilities in Kentucky to operate our business and produce our yeast beta glucan. Our manufacturing facilities, or any of our machines within our otherwise operational facilities, could cease operations or no longer comply with current GMP guidelines unexpectedly due to a number of events, including prolonged power or equipment failures, disruptions in the transportation infrastructure, fires, floods or other catastrophes. If our manufacturing facilities no longer comply with GMP, our products may be deemed adulterated under U.S. regulations and subject to recall. Furthermore, a significant majority of our raw material product inventory is located in our Kentucky facility. If any material amount of our inventory were damaged as a result of a material disruption, we would be unable to meet our contractual obligations. While we seek to operate our manufacturing facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, any such material disruption at our facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results.

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

We need additional capital to continue to conduct our business, execute our business plan and fund operations. We may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) diversifying revenues to include greater direct-to-consumer and healthcare professional sales and (ii) expanding our distribution to Europe and Asia. To implement our growth strategy, we anticipate (i) increasing our marketing to healthcare professionals and end consumers, (ii) entering into distribution agreements with manufacturers and formulators in Europe and Asia and (iii) developing our branded product lines.

Our existing capital resources and cash flows from operations are not adequate to satisfy the liquidity requirements of our business for the next 12 months.  We plan on our operating business (in conjunction with our short term non-dilutive borrowing in the first quarter of 2015) to be able to fund operations through the first half of 2015. However, if available funds are not sufficient to meet our current operating expenses or plans for expansion, we plan to pursue alternative financing arrangements, including bank loans, advances from our directors and officers or funds raised through offerings of our equity or debt. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including: investors’ perceptions of, and demand for, companies in our industry; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; and economic, political and other conditions in the U.S.

There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will obtain the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the rights and preferences of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences or superior voting rights, be combined with the issuance of warrants or other derivative securities, or be the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to continue operations.

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

We attempt to strengthen and differentiate our products by developing new and innovative yeast beta glucan products and manufacturing processes. As a result, our patents, trademarks and other intellectual property rights are important assets to our business. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties in the U.S. and other international markets. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

•	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

•	our efforts to protect our proprietary rights may not be effective in preventing misappropriation of our intellectual property;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop;

•	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature in our products or services; or

•	we may not have the financial resources to aggressively protect our intellectual property.

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

Due to our financial condition, we have not been able to implement and maintain an effective system of internal controls, and we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management will need to include a report on our internal control over financial reporting and its assessment on whether such internal controls were effective for the prior fiscal year with our annual reports that we file under the Exchange Act with the SEC. Under current federal securities laws, our management has concluded that our internal control over financial reporting is not effective.

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

If we cease to be an EGC, as of each fiscal year end thereafter, our independent registered public accounting firm will be required to evaluate and report on our internal controls over financial reporting in the event we become an accelerated filer or large accelerated filer. To the extent we find material weaknesses or other deficiencies in our internal controls, we may determine that we have ineffective internal controls over financial reporting as of any particular fiscal year end, and we may receive an adverse assessment of our internal controls over financial reporting from our independent registered public accounting firm. Moreover, any material weaknesses or other deficiencies in our internal controls may delay the conclusion of an annual audit or a review of our quarterly financial results.

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

We identified material weaknesses in internal control over financial reporting for the years ended December 31, 2014 and 2013. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We plan to remediate the material weaknesses identified by us when we have sufficient funds to do so; however, we cannot assure you that there will not be additional material weaknesses and significant deficiencies that we will identify. If we are unable to identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable securities laws.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our amended certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.01 per share. As of March 30, 2015, there were 5,162,307 authorized and unissued shares of our common stock available for future issuance, based on 30,729,973 shares of our common stock outstanding and our reservation of 3,772,720 shares of our common stock issuable upon exercise of outstanding warrants and 10,335,000 shares of our common stock issuable upon exercise of options outstanding and exercisable. Although we have no commitments as of the date hereof to issue any securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

As of March 30, 2015, Mark McLaughlin, our President and largest shareholder, beneficially owned 30.5% of our outstanding shares of common stock. In addition, Mr. McLaughlin has from time to time made advances us to support our ongoing capital needs. Mr. McLaughlin exerts significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Without the consent of Mr. McLaughlin, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests.

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

Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year, other than a fiscal year in which a registration statement under the Securities Act has gone effective, we have fewer than 300 holders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information. As of March 30, 2015, we had approximately 328 holders of record.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our principal executive offices are in office space provided at no cost to us by our President in Mount Kisco, New York. We lease a manufacturing facility with warehouse space consisting of approximately 15,000 square feet in Florence, Kentucky, in the vicinity of the Cincinnati, Ohio, airport. The lease expires on May 31, 2016. We believe that our existing office and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes.

Item 3. Legal Proceedings

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000 that found that the defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between the defendants and the Company.  On March 12, 2014, a settlement was reached with these parties in the amount of $386,000.  During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000 net of related legal costs, in March 2014.

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

	2014		2013
	High	Low	High	Low
First Quarter (through March 31)	$0.32	$0.20	$0.18	$0.10
Second Quarter (through June 30)	0.25	0.08	0.41	0.09
Third Quarter (through September 30)	0.13	0.06	0.30	0.15
Fourth Quarter (through December 31)	0.14	0.07	0.41	0.21

Holders of Record

On March 30, 2015, there were approximately 328 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. We have also sold our own standalone product lines primarily on a word-of-mouth basis and through our website.

For the first time in our history, we hired a chief marketing officer in 2013, however, we experienced an overall decrease in sales in 2014 due to the lack of execution of plans to generate new business. Late in the second quarter of 2014, the aforementioned chief marketing officer resigned. We hired three senior marketing executives late in the fourth quarter of 2014 (and early in 2015). We have performance based contracts with these executives, allowing us to continue to maintain a relatively low overhead. Our priority is to actively pursue opportunities to market our products and increase sales.

Our plans are to increase sales on our oral and topical-use products for healthcare professionals, distributors and direct-to-consumer sales. We expect that a significant component of our selling, general and administration expenses going forward will continue to consist of marketing and advertising expenses to increase our sales. The primary components of our marketing and advertising expenses may include online sales promotions through our website, trade advertising, direct marketing to nutraceutical companies and industry associations, consumer research and search engine and digital advertising. We expect our selling, general and administrative expenses to increase in absolute dollars as we incur increased costs related to our marketing strategy. These costs, along with the additional costs resulting from our operations as a public reporting company, could continue to adversely impact our future results of operations.

Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; (iii) lack of adequate capital to effectuate our business plans; and (iv) lack of experienced personnel.

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

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In the first quarter of 2015, we entered into another non-dilutive short term loan agreement with an investor for $100,000. With the proceeds from this loan, we plan on our operating business to be able to fund operations through the first half of 2015, however, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” on page 10.

 Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table sets forth the results of our operations for the years ended December 31, 2014 and 2013:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	714,158		808,363
Cost of sales	172,850	24%	181,304	23%
Gross profit	541,308	76%	627,059	77%
Operating expenses	(1,072,187)	(150)%	(1,173,467)	(145)%
Loss from operations	(530,879)	(74)%	(546,408)	(68)%
Other income (expenses), net	53,194	7%	260,946	32%
Income tax benefit	17,200	3%	17,200	3%
Net loss	(460,485)	(64)%	(268,262)	(33)%

Sales in 2014 were $0.71 million, a decrease of 12% from $0.81 million in 2013. Our overall decrease in sales for 2014 was primarily due to the lack of execution of plans to generate new business. As a result, our chief marketing officer resigned during the year. In our last fiscal quarter (and in early 2015), we hired three senior marketing executives. We have performance based contracts with these executives, allowing us to continue to maintain a relatively low overhead. Our priority is to actively pursue opportunities to market our products and increase sales.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased slightly by 5% to $0.17 million in 2014 compared to $0.18 million in 2013 and was consistent with our expectations.

Gross profit decreased 14% to $0.54 million in 2014 compared to $0.63 million in 2013. Gross profit as a percentage of sales decreased slightly to 76% in 2014 from 77% in 2013 and was consistent with our expectations.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses decreased 9% to $1.1 million in 2014 from $1.2 million in 2013. General and administration expense decreased 5% to $0.37 million in 2014 from $0.39 million in 2013 due to the decrease in the Company’s marketing expenses as a result of the lack of execution of plans to generate new business in 2014.  Compensation and related expenses decreased 14% to $0.56 million in 2014 from $0.65 million in 2013, primarily as a result of the resignation of our chief marketing officer.  Professional fees increased 9% to $0.14 million in 2014 from $0.13 million in 2013, as a result of additional legal fees we incurred in the 2014 period.

Other income (expense) (net) was approximately $53,000 in 2014 compared with approximately $261,000 in 2013, a decrease of $208,000.  The decrease is attributable to the fact that in the 2013 fiscal year the Company agreed to a judgment against the estate of a former officer and related individuals in connection with a judgment in favor of the Company rendered in June 2000, finding that defendants in question had failed to use their best efforts in support of the Company in violation of an agreement between them. On March 12, 2014, a settlement was reached with these parties in the amount of $386,000. During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000, net of related legal costs, in March 2014.

Net loss in 2014 was $0.46 million compared to a net loss of $0.27 million in 2013, an increase of $0.20 million or 72%. Net loss as a percentage of sales was 64% in 2014 compared to 33% in 2013.  Our increased net loss was attributable to our decrease in sales, which was attributable to the lack of execution of plans to generate new business, matched with our consistent operating expenses.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in the 2013 and 2014 fiscal years and had a negative net working capital position at December 31, 2014. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowing in the first quarter of 2015) being able to fund operations through the first half of 2015. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors.

In 2013 we raised $175,000 through sales of our common stock in private placements, as well as proceeds from the exercise of stock option, and $40,200 from notes payable to officers and directors. In the first quarter of 2014, we received $132,000 pursuant to a legal settlement. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs which was repaid with cash on hand. During 2014 notes payable due to officer and other related individuals totaling $30,000 were repaid and in the fourth quarter of 2014 we borrowed an additional $17,000 from our President. At December 31, 2014 we had notes payable outstanding of $27,200.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Additionally, at December 31, 2014 one customer accounted for 100% of accounts receivable. We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

Comparison of Years Ended December 31, 2014 and 2013

We had negative net working capital of approximately $(170,000) at December 31, 2014, decrease from net working capital of approximately $125,000 at December 31, 2013. The ratio of current assets to current liabilities was .4-to-1 at December 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$33,439	$(259,074)
Financing activities	(113,000)	315,200

Net cash flow provided by operating activities was $33,439 in 2014 compared to net cash used in operating activities of $259,074 in 2013. The increase in net cash inflow in operating activities was attributable primarily to the receipt of legal settlement proceeds in the amount of $132,000.

Net cash flow used by financing activities was $(113,000) in 2014 compared to $315,200 provided by financing activities in 2013. In 2013, we received $125,000 in a private placement of our common stock, $50,000 through the exercise of options, a net increase in notes payable of $94,200 and a $100,000 signing fee related to a memorandum of understanding we entered into with Adiuvo Investment S.A (“Adiuvo”). This compares to 2014 where we repaid certain outstanding notes in the amount of $80,000 and invested $100,000 for a minority interest (less than 1%) in Adiuvo, which announced in December 2014 its intention to list its shares on the Warsaw (Poland) Exchange.

Private Placements

In 2013, we issued 500,000 shares of our common stock (and three-year warrants to purchase 250,000 shares) of our common stock at $0.40 per share to accredited investors at $0.25 per unit for $125,000 in gross proceeds.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. On November 26, 2014, we borrowed a total of $17,000 from our President. In addition, on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement with a private investor which bore interest at 7% per annum. We repaid this note with cash on hand on November 14, 2014, the maturity date. During the year ended December 31, 2014, notes payable due to officer and other related individuals totaling $30,000 were repaid. Interest expense on notes payable amounted to $4,683 for the year ended December 31, 2014. At December 31, 2014, notes payable due to officers and other individuals totaled $27,200.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At December 31, 2014, we included $133,000 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $20,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until, from time to time, we have the financial wherewithal to pay such royalties.

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

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required by management include the valuation of inventory and stockholders’ equity-based transactions. Actual results could differ from those estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Once sufficient funds are available, our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Management’s Annual Report on Internal Control over Financial Reporting

Our PEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2014 our PEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our PEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s PEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's PEO/PFO in connection with his review of our financial statements as of December 31, 2014.

Our PEO/PFO believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, our PEO/PFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

Dr. Joseph V. DiTrolio

On September 4, 2014, Dr. Joseph V. DiTrolio was appointed to our Board of Directors. There is no arrangement or understanding between Dr. DiTrolio and any other person pursuant to which he was appointed as a director of the Company. There has been no transaction, or proposed transaction, since January 1, 2013, to which Dr. DiTrolio or any member of his respective immediate family had or is to have a direct or indirect material interest or any other related transaction with the Company within the meaning of Item 404(a) of Regulation S-K. However, Dr. DiTrolio is a party to a certain consulting contract with the Company entered into during September 12, 2012, which is further described under “Certain Relationships and Related Transactions.” There are no family relationships between Dr. DiTrolio and any of the Company’s other directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

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

Name	Position	Age
Anthony G. Bruzzese, M.D.	Chairman	60
Mark McLaughlin	President, Chief Executive Officer and Director	57
John R. Strawn, Jr.	Director	54
Joseph DiTrolio, M.D.	Director	64

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

Mark McLaughlin, President, Chief Executive Officer and Director

Mr. McLaughlin has served as our President and member of the Board of Directors since March 2004 and Chief Executive Officer since April 2011. Mr. McLaughlin brings extensive knowledge about raising capital, marketing, business and corporate development, and of our operations and long-term strategy to the Board of Directors. In addition, Mr. McLaughlin played an integral role in successfully prosecuting several intellectual property violations in our favor. Since 1994, he has served as President of McLaughlin International, Inc., or MII, a management consulting firm controlled by Mr. McLaughlin. Previously, Mr. McLaughlin served as Senior Vice President at Oppenheimer & Co. from 1990 to 1992 and Lehman Brothers from 1981 to 1990. Mr. McLaughlin graduated from the College of the Holy Cross. The Board of Directors believes that Mr. McLaughlin’s leadership and extensive knowledge about us is essential to our future growth

John R. Strawn, Jr., Director

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

Dr. Joseph DiTrolio, M.D., Director

Dr. DiTroilio was appointed to our Board of Directors on September 4, 2014. Dr. DiTrolio has been the Chief Medical Officer of United States at ImmuDyne, Inc. since May 29, 2013 pursuant to a 2012 consulting agreement. Dr. DiTrolio serves as an advisor of OneMedPlace and as an advisor of Urovalve Inc. Dr. DiTrolio is recognized world-wide as an inventor, researcher and lecturer and is a Clinical Professor of Urology, UMDNJ. He is the holder of several patents and is Clinical Professor of Surgery, Division of Urology at New Jersey Medical School, and the recent Chairman of the Department of Urology for the St. Barnabas Medical Center Healthcare System. He is a graduate of the University of Richmond, University of Paris, Sorbonne and New Jersey Medical School. He is a Diplomate of the American Board of Urology and is well respected in the urology community for innovative techniques and product development.

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2014 and 2013.

Summary Compensation Table
		Salary	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)		($)		($)
Mark McLaughlin	2014	145,600	-	-	(3)	21,000	(4)	166,600
President, Chief Executive Officer and Director(2)	2013	145,600	-	-	(3)	7,000	(4)	152,600

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin receives no compensation for serving as a member of our Board of Directors.

(3)	Under his employment agreement entered into on April 20, 2011, as amended, Mr. McLaughlin earns an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2014 or 2013, and no incentive bonus was earned or awarded.

(4)	In December of 2014 and 2013, the Board of Directors authorized a one-year extension of warrants to purchase 1.5 million shares of our common stock at $0.12 per share that were set to expire as consideration, in part, for certain monetary advances made by Mr. McLaughlin to the Company. The warrants with such one-year extension of the expiration date in 2013 and 2014 had an incremental fair value of $7,000 and $21,000, respectively. The warrants were further extended in 2015 for an additional two-years as consideration for Mr. McLaughlin’s personal guarantee of a loan made to the Company.

The following table sets forth information concerning the outstanding equity awards held by our principal executive officer at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End for 2014
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unearned		Option Exercise Price ($)	Option Expiration Date
Mark McLaughlin(1)	1,000,000	-	-		0.10	03/07/2018
	1,700,000	-	-		0.20	04/20/2021
	500,000	-	-		0.40	04/20/2021
	-	-	500,000	(2)	0.40	04/20/2021
	-	-	500,000	(3)	0.80	04/20/2021

(1)	All options held by Mr. McLaughlin are fully vested from grant date and exercisable on a cashless basis.

(2)	Options become earned and exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date.

(3)	Options become earned and exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2014.

Director Compensation for 2014
	Fees Earned or Paid in Cash	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name	($)	($)(1)		($)		($)		($)
Anthony G. Bruzzese, M.D.	-	-	(2)	-		1,000	(2)	1,000
John R. Strawn, Jr.	-		(3)	-		-		-
Joseph DiTrolio, M.D.	-	6,500	(4)	-	(4)	6,500	(5)	6,500

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	As of December 31, 2014, Dr. Bruzzese held fully-vested options to purchase an aggregate of 1,310,000 shares of our common stock, such options consisting of the right to purchase: (i) 500,000 shares of our common stock at $0.20 per share with an expiration date of December 31, 2014; (ii) 560,000 shares of our common stock at $0.20 per share with an expiration date of April 20, 2021; and (iii) 250,000 shares of our common stock at $0.40 per share with an expiration date of April 20, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Dr. Bruzzese is exercisable on a cashless basis. In December 2014, the Board of Directors authorized a one-year extension of the expiration for fully vested options held by Dr. Bruzzese to purchase 500,000 shares of our common stock at $0.20 per share as consideration, in part, for certain monetary advances made by Dr. Bruzzese to the Company. This option extension had an incremental fair value of $1,000

(3)	As of December 31, 2014, Mr. Strawn held fully-vested options to purchase an aggregate of 2,000,000 shares of our common stock, such options consisting of the right to purchase: (i) 1,000,000 shares of our common stock at $0.20 per share with an expiration date of July 1, 2021; (ii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021; and (iii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Mr. Strawn is exercisable on a cashless basis.

(4)	Under his director’s agreement effective as of September 4, 2014, Dr. DiTrolio was granted options consisting the right to purchase (i) 250,000 shares of our common stock at $0.20 per share with an expiration date of September 4, 2024; and (ii) 125,000 shares of our common stock at an exercise price of $0.40 per share with an expiration date of September 4, 2024, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date.

(5)	Dr. DiTrolio was also granted options to purchase shares of our common stock in connection with his consulting agreement with the company. See “Consulting Agreement with Director” under “Certain Relationships and Related Transactions.”

The Board of Directors may determine remuneration to be paid to the directors with interested members refraining from voting. Our independent directors each have entered into director’s agreements with us, pursuant to which they will receive annual cash compensation of an amount to be negotiated and agreed upon when we have the financial wherewithal to pay such compensation for their service. We also made grants of 10-year, fully-vested options to purchase 810,000 and 2,000,000 shares of our common stock as described in the footnotes to the above table to Dr. Bruzzese and Mr. Strawn, respectively, pursuant to their director’s agreements effective as of April 20, 2011. Dr. DiTrolio was granted 10-year, fully-vested options to purchase 325,000 share of our common stock as described in the footnote to the above table. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under the directors’ agreements will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower. We do not compensate our non-independent director, Mr. McLaughlin, for serving as our director. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan specifically for our directors, but all directors are eligible to participate in our employee group health and dental insurance plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 30, 2015, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Lane Deyoe 11997 N. Lake Dr. Boynton Beach, FL 33436	2,285,694	(1)	7.4%
Directors and named executive officer
Mark McLaughlin	9,492,354	(2)	30.5%
Anthony G. Bruzzese, M.D.	2,249,999	(3)	7.2%
John R. Strawn, Jr.	2,110,000	(4)	6.7%
Joseph DiTrolio, M.D.	350,000	(5)	0.0%
Directors and named executive officer as a group (4 persons)	14,102,353		44.4%

(1)	Includes 195,000 shares and presently-exercisable warrants to purchase 474,831 shares held of record by the Deyoe Family Limited Partnership over which Mr. Deyoe has sole voting and dispositive power.

(2)	Consists of 588,236 shares held of record by McLaughlin International, Inc., presently-exercisable warrants to purchase 1,500,000 shares, presently-exercisable warrants to purchase 294,118 shares held of record by McLaughlin International, Inc. and presently-exercisable options to purchase 3,300,000 shares. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(3)	Consists of 115,000 shares held jointly with Dr. Bruzzese’s spouse, presently-exercisable warrants to purchase 219,666 shares and presently-exercisable options to purchase 1,060,000 shares.

(4)	Consists of 400,000 shares and presently-exercisable warrants to purchase 200,000 shares held of record by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, and presently-exercisable options to purchase 1,500,000 shares.

(5)	Consists of presently-exercisable options to purchase 350,000 shares.

We are not aware of any arrangements that could result in a change in control of the Company.

As of December 31, 2014, we have no formal equity compensation plan in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation” beginning on page 33, the following describes transactions since January 1, 2013, to which we have been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end and in which any of our directors, executive officer or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Royalty Agreement

We are subject to a royalty agreement, pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. We entered into the royalty agreement to settle a suit between Mr. McLaughlin and us, over disputed patent and licensing arrangements. Mr. McLaughlin, our President, has a 60% interest in the royalties paid under the agreement, or $136,305, and Akin, Gump, Strauss, Hauer & Feld L.L.P., Mr. McLaughlin’s counsel in the matter, is entitled to the remaining 40% interest. Royalties earned and expensed were approximately $40,000 in 2013 and $45,000 in 2014. As of March 30, 2015, the remaining commitment under the royalty agreement is approximately $20,000. Mr. McLaughlin and Akin, Gump customarily defer without interest payments due under the royalty agreement until, from time to time, we have the financial wherewithal to pay such royalties.

Indebtedness to our President and Directors

From time to time, Mr. McLaughlin, our President, has made short-term advances to us for our operating needs. These bear no interest are unsecured and have no fixed terms of repayment.  Since 2013, the largest aggregate amount of principal outstanding was $59,000. In 2013 principal paid was $4,000 and no interest was paid. In 2014, principal paid was $30,000 and no interest was paid.

From time to time, Dr. Bruzzese, our Chairman, has made advances to us for our operating needs. These advances bore interest at 5% per annum, were unsecured and had no fixed terms of repayment. Since 2013, the largest aggregate amount of principal outstanding was $10,200. In 2013, no principal or interest was paid. In 2014, no principal was paid and $595 interest was paid.

Common Stock Issuances

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

Employment Arrangements with an Immediate Family Member of our President

Brunilda McLaughlin, the wife of Mr. McLaughlin, our President, provides bookkeeping services for us. In April 2011, we entered into an employment agreement, as amended, with Mrs. McLaughlin doing business as McLaughlin International, Inc., a management consulting firm solely controlled by Mr. McLaughlin, under which we would compensate her for her services with (a) cash compensation of $2,000 per month; (b) 10-year, fully-vested options with cashless exercise rights to purchase 200,000 shares of our common stock at $0.20 per share; (c) 10-year, fully-vested options with cashless exercise rights to purchase 100,000 shares of our common stock at $0.40 per share, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (d) an annual incentive bonus award amounting to 0.5% of our pre-tax earnings.

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

Office Space Provided by our President

Our principal executive offices are in office space provided at no cost to us by our President, Mr. McLaughlin. This no cost arrangement is subject to change should we have the financial wherewithal to pay rent for such offices.

Consulting Agreement with Director

On September 12, 2012, we entered into a consultant agreement with one of our current directors, Joseph V. DiTroilio M.D. Under the agreement Dr. DiTrolio is to serve as a Chief Medical Officer of North America (alongside Dr. Sven Rohmann who is the Company’s Global Chief Medical Officer) of the Company for a term of three years. In connection with the agreement Dr. DiTrolio was granted options consisting of the right to purchase (i) 100,000 shares of our common stock at $0.20 per share with an expiration date of September 12, 2022; (ii) 250,000 shares of our common stock at $0.40 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iii) 250,000 shares of our common stock at $0.80 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

Director Independence

Our Board of Directors currently is comprised of four directors, Dr. Bruzzese, Dr. DiTrolio and Messrs. McLaughlin and Strawn. While we are not subject to any director independence requirements because of our quotation on the OTC Markets-OTQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, the Board of Directors has determined that Dr. Bruzzese qualifies as an independent director. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page 37 of this Annual Report. The Board of Directors currently has no separately designated standing committees.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected PKF O’Connor Davies, a division of O’Connor Davies, LLP (“PKF”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2014 and 2013. PKF has served as our independent accountant since 2010. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2014 and 2013, for professional services rendered by PKF were as follows:

	2014	2013
Audit fees	$49,289	$46,000
Audit-related fees	—	—
Tax fees	5,735	5,300
All other fees	—	—

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Tax fees” are fees billed, or to be billed, by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

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

Immudyne Inc.

Financial Statements

For The Years Ended

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Immudyne, Inc.

We have audited the accompanying balance sheet of Immudyne, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immudyne, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant accumulated deficit through December 31, 2014, and has significant negative cash flows, for the year ended December 31, 2014. The Company may not have adequate readily available resources to fund operations through December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O'Connor Davies

A Division of O'Connor Davies, LLP

New York, New York

March 27, 2015

Immudyne, Inc.

Balance Sheet

	December 31
	2014	2013

ASSETS
Current Assets
Cash	$75,495	$155,056
Trade accounts receivable	14,970	77,475
Legal settlement proceeds receivable	-	132,000
Inventory	41,008	86,195
Total Current Assets	131,473	450,726

Furnishings and equipment	43,748	100,723

Total Assets	$175,221	$551,449

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$274,319	$185,362
Deposit payable	-	100,000
Notes payable	27,200	40,200
Total Current Liabilities	301,519	325,562

Deferred tax liability	13,200	30,400
Total Liabilities	314,719	355,962

Stockholders’ (deficit) equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,729,973 and 30,104,973 shares issued and outstanding in 2014 and 2013, respectively	307,299	301,049
Additional paid-in capital	8,077,549	7,958,299
Accumulated (deficit)	(8,524,346)	(8,063,861)
Total Stockholders’ (Deficit) Equity	(139,498)	195,487

Total Liabilities and Stockholders’ (Deficit) Equity	$175,221	$551,449

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Operations

	Year Ended December 31
	2014	2013

Sales	$714,158	$808,363

Cost of sales	172,850	181,304

Gross Profit	541,308	627,059

Compensation and related expenses	(558,968)	(651,699)

Professional fees	(139,551)	(128,329)

General and administrative expenses	(373,668)	(393,439)

Operating (Loss)	(530,879)	(546,408)

Legal settlement proceeds	-	210,000

License Fee	50,000	50,000

Other income	7,877	4,331

Interest (expense)	(4,683)	(3,385)

Net (Loss) Before Taxes	(477,685)	(285,462)

Deferred income tax benefit	17,200	17,200

Net (Loss)	$(460,485)	$(268,262)

Basic and diluted (loss) per share	$(0.02)	$(0.01)

Average number of common shares outstanding	30,372,000	29,375,000

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Stockholders’ (Deficit) Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	28,909,973	$289,099	$7,641,499	$(7,795,599)	$134,999

Issuance of common stock	500,000	5,000	120,000	-	125,000

Issuance of common Stock for services	195,000	1,950	46,800	-	48,750

Issuance of stock options	-	-	85,000	-	85,000

Extension of option and warrant expiration dates	-	-	20,000	-	20,000

Options exercised	500,000	5,000	45,000	-	50,000

Net (loss)	-	-	-	(268,262)	(268,262)

Balance at December 31, 2013	30,104,973	301,049	7,958,299	(8,063,861)	195,487

Issuance of common Stock for services	625,000	6,250	74,250		80,500

Issuance of stock options			23,000		23,000

Extension of option and warrant expiration dates			22,000		22,000

Net (loss)				(460,485)	(460,485)

Balance at December 31, 2014	30,729,973	$307,299	$8,077,549	$(8,524,346)	$(139,498)

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Statement of Cash Flows

	Year Ended December 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(460,485)	$(268,262)
Adjustments to reconcile net (loss) to net Cash provided (used) by operating activities
Depreciation	56,975	56,974
Deferred tax benefit	(17,200)	(17,200)
Stock compensation expense	45,000	105,000
Common stock issued for services	80,500	48,750
Changes in Assets And Liabilities
Trade accounts receivable	62,505	(27,785)
Legal settlement proceeds receivable	132,000	(132,000)
Inventory	45,187	(22,817)
Accounts payable and accrued expenses	88,957	(1,734)
Net Cash provided (Used) by Operating Activities	33,439	(259,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit payable	(100,000)	100,000
Issuance of common stock	-	175,000
Increase in notes payable	67,000	94,200
Repayment of note payable	(80,000)	(54,000)
Net Cash (Used) Provided by Financing Activities	(113,000)	315,200

Net (decrease) increase in cash	(79,561)	56,126

Cash at beginning of the year	155,056	98,930

Cash at end of the year	$75,495	$155,056

The accompanying notes are an integral part of these financial statements

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company has an accumulated deficit approximating $8.5 million and has incurred negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at December 31, 2014, and projected cash needs in 2015, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2015 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

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

Inventory

At December 31, 2014 and 2013, inventory consisted primarily of nutraceutical and cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At December 31, 2014 the Company recorded an inventory reserve in the amount of $40,000 ($20,000 at December 31, 2013). Inventory consists of the following:

	December 31
	2014	2013

Raw materials	$4,350	$17,126
Finished products	36,658	69,069
	$41,008	$86,195

Furnishings and Equipment

Furnishings and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

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

Delivery is considered to have occurred when title and risk of loss have transferred to the customer. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements

Revenue for the years ended December 31, 2014 and 2013 consists of nutraceutical and cosmetic products.

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

December 31, 2014

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

Common stock equivalents comprising shares underlying 14,107,720 and 13,772,720 options and warrants at December 31, 2014 and 2013, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

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

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable and accounts payable and accrued expenses and notes payable approximate fair value for all periods. The fair value of the deposit payable at December 31, 2013, is also an approximation of its fair value.

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

One customer accounted for 79% and 77% of sales for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, this customer accounted for 100% and 70% of accounts receivable, respectively.

A second customer accounted for 12% and 9% of sales for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, this customer accounted for 0% and 28% of accounts receivable, respectively.

3.	Furnishings and Equipment

Furnishings and equipment consisted of the following:

	December 31
	2014	2013

Furnishings and equipment, at cost	$679,291	$679,291
Accumulated depreciation	635,543	578,568
	$43,748	$100,723

Depreciation expense amounted to $56,975 and $56,974 for years ended December 31, 2014 and 2013, respectively.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

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

In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying December 31, 2014 balance sheet.

5.	Notes Payable

At December 31, 2014, notes payable are due to officers, directors and other related individuals and are payable on demand with interest at 5%. A summary of notes payable activity is as follows:

Balance at December 31, 2012	$-
Borrowing	94,200
Repayment	(54,000)
Balance at December 31, 2013	40,200

Borrowing	67,000
Repayment	(80,000)
Balance at December 31, 2014	$27,200

Interest expense on notes payable amounted to $4,683 and $3,385 for the years ended December 31, 2014 and 2013, respectively.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

6.	Income Taxes

The Company incurred a loss for the years ended December 31, 2014 and 2013 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2014, the Company had available net operating loss carryforwards of approximately $2,870,000, expiring during various years through 2034.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	December 31
	2014	2013

Net operating loss	$975,000	$900,000
Valuation allowance	(975,000)	(900,000)
Total	$-	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $13,200 and $30,400 at December 31, 2014 and 2013, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

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

In January 2014 the Company issued 100,000 shares of restricted common stock valued at $28,000 to a consultant and in September 2014 the Company issued 525,000 shares of restricted stock valued at $52,500 to four additional consultants.

During 2014, the Company extended the expiration date of 500,000 options and 1,500,000 warrants one year from 2014 to 2015 and issued an additional 450,000 service-based and 300,000 performance-based options as discussed below. As a result of these transactions, and the amortization of options granted in 2012 through 2014, the Company recorded a charge to stock-based compensation expense of $45,000 during the year ended December 31, 2014.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

7.	Stockholders’ Equity (continued)

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

Service-Based Stock Options

In September 2014 the Company issued 450,000 service-based options to a director and a consultant at exercise prices of $.20 per share. The options are fully vested and expire in 10 years.

During 2013 the Company issued 525,000 service-based options to three consultants at exercise prices between $0.20 and $0.40 per share. All of these options vested fully during 2013 and expire in 10 years. Additionally, during October 2013 the Company issued 50,000 options with an exercise price of $0.25 in conjunction with short term financing. These options are fully vested and expire in 3 years.

A summary of the outstanding service-based stock options are as follows:

Number of Options

Balance at December 31, 2012	9,955,000
Granted	575,000
Exercised	(500,000)
Expired	(145,000)

Balance at December 31, 2013	9,885,000
Granted	450,000

Balance at December 31, 2014	10,335,000

Options exercisable at December 31, 2014 and 2013 amounted to 10,335,000 and 9,835,000, respectively.

All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

7.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The intrinsic value of options outstanding and exercisable amounted to $0 and $448,350 at December 31, 2014 and December 31, 2013, respectively. The intrinsic value of options exercised in 2013 amounted to $100,000

The following is a summary of outstanding service-based options at December 31, 2014:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,000,000	3 years
$0.20 - $0.25	8,185,000	7 years
$0.40	1,150,000	7 years
Total	10,335,000

The fair value of the 450,000 service-based options granted in 2014 amounted to $17,500 which has been expensed during the year. All options granted during 2014 are fully vested. The fair value of the 575,000 service-based options granted in 2013 amounted to $44,000 which has been expensed during the year. All the other service-based options issued through December 31, 2014 are fully vested.

Performance-Based Stock Options

In August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. The options are contingent upon the completion of a clinical study as defined. Management has valued these options at $8,000 and is amortizing them over the implicit service period of one year. At December 31, 2014, $2,000 had been amortized and the balance of $6,000 remained to be amortized during the year ending December 31, 2015.

As of December 31, 2014 in addition to the 300,000 above, the Company had granted performance-based options to purchase 9,375,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2024 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $340,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at December 31, 2014, the unearned compensation for performance based options is $340,000.

Stock based compensation expense amounted to $125,500 and $153,750 for the years ended December 31, 2014 and 2013, respectively. Such amounts are included in compensation and related expenses ($125,500 in 2014 and $150,750 in 2013) and interest expense ($3,000 in 2013) in the accompanying statement of operations.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

7.	Stockholders’ Equity (continued)

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2012	3,637,720	0.28	2013 - 2015
Granted	250,000	0.40	2016

Balance at December 31, 2013	3,887,720	0.29	2014 - 2016
Expired	(115,000)	0.40	2014

Balance at December 31, 2014	3,772,720	0.29	2015 - 2016

In connection with the issuance of common stock in 2013 the Company granted warrants to acquire 250,000 shares of common stock at $0.40 per share. Theses warrants are immediately exercisable and expire in 2016

The fair value of options and warrants granted (or extended) during the years ended December 31, 2014 and 2013, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013

Expected volatility	50%	50%
Risk free interest rate	2%	2%
Expected dividend yield	-	-
Expected option term (in years)	1 - 5	1 - 5
Weighted average grant date fair value	$0.02	$0.08

8.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $45,000 and $40,000 for the years ended December 31, 2014 and 2013, respectively. The remaining commitment at December 31, 2014, is approximately $20,000. The Company’s President has a 60% interest in the royalties. Included in accounts payable and accrued expenses at December 31, 2014 is approximately $133,000 related to this obligation.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

9.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31
2015	$42,187
2016	17,578
Total	$59,765

Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2014 and 2013, was $52,301 and $55,430, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices ranging from $0.20 to $5.00, underlying 9,375,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $2,000,000 to $100,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating up to 15% (with no individual having more than 5%) of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At December 31, 2014, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In October 2013, the Company agreed to a judgment against the estate of a former officer and related individuals, and in March 2014, a settlement was reached with these parties in the amount of $386,000. Legal settlement proceeds of $210,000, net of related legal costs of $176,000 (see note 10), are recorded in the accompanying statement of operations for the year ended December 31, 2013. During the year ended December 31, 2013, the Company received net proceeds of $78,000 and the balance, $132,000 net of related legal costs, is recorded as legal settlement proceeds receivable in the accompanying balance sheet as of December 31, 2013. The Company received the balance due at December 31, 2013, $132,000 net of related legal costs, in March 2014.

Immudyne, Inc.

Notes to Financial Statements

December 31, 2014

9.	Commitments and Contingencies (continued)

Legal Matters (continued)

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments have been recorded as revenue upon receipt of the funds. The Company received the final installment during 2014.

10.	Related Party Transactions

One of the directors provides legal services to the Company. During the year ended December 31, 2013, the Company compensated this director $176,000 ($82,000 paid in 2013 and $94,000 paid in 2014) in conjunction with the Company’s judgment against and settlement with a former officer (note 9).

11.	Subsequent Events

In January 2015 the Company obtained a $100,000 loan with On Deck Capital, Inc. which requires 252 daily payments of principal and interest of $492.

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

IMMUDYNE, INC.
(Registrant)

Date: March 30, 2015	By:	/s/ Mark McLaughlin
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

Signature	Title	Date

/s/ Anthony Bruzzese	Chairman of the Board	March 30, 2015
Anthony G. Bruzzese, M.D.

/s/ Mark McLaughlin	President, Chief Executive Officer and Director	March 30, 2015
Mark McLaughlin	(Principal Executive, Financial and Accounting Officer)

/s/ John R. Strawn, Jr.	Director	March 30, 2015
John R. Strawn, Jr.

/s/ Joseph DiTrolio	Director	March 30, 2015
Joseph DiTrolio

*By:	/s/ Mark McLaughlin
Mark McLaughlin
Attorney-in-fact

39

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.2	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.3	Bylaws of Immudyne, Inc. as currently in effect(Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
4.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
5.1	Opinion of Newman & Morrison LLP (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.1	Written Description of Royalty Agreement between Immudyne, Inc. and Mark McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.2#	Employment Agreement, as amended, between Immudyne, Inc. and Mark McLaughlin, effective as of October 12, 2012 Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.3#	Director Agreement between Immudyne, Inc. and Anthony Bruzzese M.D., dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.4#†	Director Agreement between Immudyne, Inc. and Joseph V. DiTrolio, dated as of September 4, 2014
10.5#	Director and Legal Services Agreement between Immudyne, Inc. and John R. Strawn, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.6	Employment Agreement, as amended, between Immudyne, Inc. and Brunilda McLaughlin d/b/a McLaughlin International, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.7	Lease Agreement, as amended, between Cabot Industrial Properties L.P. and Immudyne Inc., dated May 15, 2011 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.8	Letter Agreement between Immudyne, Inc. and MMP, dated December 19, 2011(Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on January 23, 2013)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10K)
31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Definition Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or arrangement.

†	Filed herewith.

40