Form 10-Q
period 2015-03-31
Immudyne, Inc.
filed 2015-05-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES  ☐   NO  ☒

30,729,973 shares of common stock outstanding as of May 14, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	March 31, 2015	December 31, 2014
	(unaudited)

ASSETS
Current Assets
Cash	$70,051	$75,495
Trade accounts receivable	73,450	14,970
Inventory, net	43,460	41,008
Total Current Assets	186,961	131,473

Furnishings and equipment, net	29,505	43,748

Total Assets	$216,466	$175,221

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$251,455	$274,319
Notes payable	91,943	27,200
Total Current Liabilities	343,398	301,519

Deferred tax liability	8,900	13,200
Total Liabilities	352,298	314,719

Stockholders’ (deficit) equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,729,973 shares issued and outstanding	307,299	307,299
Additional paid-in capital	8,079,549	8,077,549
Accumulated (deficit)	(8,522,680)	(8,524,346)
Total Stockholders’ (Deficit) Equity	(135,832)	(139,498)

Total Liabilities and Stockholders’ (Deficit) Equity	$216,466	$175,221

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended March 31
	2015	2014

Sales	$288,277	$192,429

Cost of sales	74,216	49,090

Gross Profit	214,061	143,339

Compensation and related expenses	(85,390)	(164,021)

Professional fees	(35,508)	(54,593)

General and administrative expenses	(85,329)	(102,363)

Operating Income (Loss)	7,834	(177,638)

License Fee	-	25,000

Other income	-	7,877

Interest (expense)	(10,468)	(478)

Net (Loss) Before Taxes	(2,634)	(145,239)

Deferred income tax benefit	4,300	4,300

Net Income (Loss)	$1,666	$(140,939)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Average number of common shares outstanding
Basic	30,729,973	30,171,640

Diluted	31,363,306	30,171,640

See notes to financial statements

5

Immudyne, Inc.

Statement of Stockholders’ (Deficit) Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2014	30,729,973	$307,299	$8,077,549	$(8,524,346)	$(139,498)

Stock compensation expense			2,000	-	2,000

Net income	-	-	-	1,666	1,666

Balance at March 31, 2015	30,729,973	$307,299	$8,079,549	$(8,522,680)	$(135,832)

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Three Months Ended March 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,666	$(140,939)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities
Depreciation	14,243	14,244
Deferred tax benefit	(4,300)	(4,300)
Stock compensation expense	2,000	28,000
Changes in Assets And Liabilities
Trade accounts receivable	(58,480)	(39,109)
Legal settlement proceeds receivable	-	132,000
Inventory	(2,452)	(1,867)
Accounts payable and accrued expenses	(22,864)	5,324
Net cash (used) by operating activities	(70,187)	(6,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	100,000	-
Repayment of notes payable	(35,257)	(12,000)
Net cash provided (used) by financing activities	64,743	(12,000)

Net (decrease) in cash	(5,444)	(118,647)

Cash at beginning of the period	75,495	155,056

Cash at end of the period	$70,051	$36,409

Supplemental Schedule of Non-Cash Activities
Cash paid during the period for interest	$10,468	$-

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2015, the Company has an accumulated deficit approximating $8.5 million and has incurred negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2015, and projected cash needs for the remainder of 2015, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2015 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2014. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At March 31, 2015 and December 31, 2014 the Company recorded an inventory reserve in the amount of $40,000. Inventory consists of the following:

	March 31, 2015	December 31, 2014

Raw materials	$411	$4,350
Finished products	43,049	36,658
	$43,460	$41,008

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

March 31, 2015

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

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

The average diluted common shares outstanding for the quarter ended March 31, 2015 excludes the dilutive effect of 13,474,387 options and warrants since such options and warrants have an exercise price in excess of the average market value for the Company’s common stock for the quarter ended March 31, 2015. Common stock equivalents comprising 13,772,720 shares underlying options and warrants at March 31, 2014 have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits.

One customer accounted for 84% and 92% of sales for the three month periods ended March 31, 2015 and 2014, respectively. This customer accounted for 100% of accounts receivable at March 31, 2015 and December 31, 2014.

A second customer accounted for 12% of sales for three month period ended March 31, 2015.

3.	Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying March 31, 2015 balance sheet.

4.	Notes Payable

At March 31, 2015, notes payable are due to officers and directors and a commercial lender. A summary of activity is as follows:

	Officers and directors	Commercial lender	Total
Balance at December 31, 2014	$27,200	$-	$27,000
Borrowing	-	100,000	100,000
Repayments	(17,000)	(18,257)	(35,257)
Balance at March 31, 2015	$10,200	$81,743	$91,743

Notes payable due to officers and directors are payable on demand with interest at 5%. Interest expense for the three month period ended March 31, 2015 and 2014 amounted to $162 and $478, respectively.

The loan payable to the commercial lender requires payment of principal and interest in 252 daily payments of $492 each commencing January 12, 2015. Interest expense for the three month period ended March 31, 2015 amounted to $10,306.

Total interest expense on notes payable amounted to $10,468 and $478 for the three month periods ended March 31, 2015 and 2014, respectively.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

5.	Income Taxes

The Company is not expected to have taxable income in 2015 and incurred a loss for the year ended December 31, 2014 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2014, the Company had available net operating loss carryforwards of approximately $2,870,000, expiring during various years through 2034.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$975,000
Valuation allowance	(975,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $8,900 and $13,200 at March 31, 2015 and December 31, 2014, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

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

In January 2014 the Company issued 100,000 shares of restricted common stock, valued at $28,000 to a consultant.

Service-Based Stock Options

Service-based options issued by the Company to various employees and consultants amounted to 10,335,000 at December 31, 2014 and March 31, 2015. All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at March 31, 2015 amounted to $80,000.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

The following is a summary of outstanding service-based options at March 31, 2015:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	$1,000,000	3 years
$0.20 - $0.25	8,185,000	7 years
$0.40	1,150,000	7 years
Total	$10,335,000

Performance-Based Stock Options

In August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. The options are contingent upon the completion of a clinical study as defined. Management has valued these options at $8,000 and is amortizing them over the implicit service period of one year. At March 31, 2015, $4,000 had been amortized and the balance of $4,000 remained to be amortized during the year ending December 31, 2015.

As of March 31, 2015 in addition to the 300,000 options above, the Company had granted performance-based options to purchase 9,375,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2024 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $340,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at March 31, 2015, the unearned compensation for performance based options is $340,000.

Stock based compensation expense amounted to $2,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Warrants

Warrants outstanding and exercisable amounted to 3,772,720 at December 31, 2014 and March 31, 2015. The weighted average exercise price of warrants outstanding at March 31, 2015 is $0.29. The warrants expire in 2015 and 2016.

7.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. Royalty expense approximated $19,000 and $14,000 for the three month periods ended March 31, 2015 and 2014, respectively. The remaining commitment at March 31, 2015, is approximately $1,000. The Company’s President has a 60% interest in the royalties.

At March 31, 2015 and December 31, 2014, included in accounts payable and accrued expenses was $151,986 and $132,986, respectively, in regards to this agreement.

Immudyne, Inc.

Notes to Financial Statements

March 31, 2015

8.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2015 (9 months)	$31,640
2016	17,578
Total	$49,218

Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the three month periods ended March 31, 2015 and 2014, was $20,461 and $14,626, respectively.

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

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At March 31, 2015, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments have been recorded as revenue upon receipt of the funds. The Company received the final installment during the three months ended March 31, 2014.

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

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In the first quarter of 2015, we entered into another non-dilutive short term loan agreement with an investor for $100,000. With the proceeds from this loan, we plan on our operating business to be able to fund operations through the first half of 2015, however, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

Results of Operations

Three Months Ended March 31, 2015, Compared to the Three Months Ended March 30, 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	288,277		192,429
Cost of sales	74,216	26%	49,090	26%
Gross profit	214,061	74%	143,339	74%
Operating expenses	(206,227)	(72)%	(320,977)	(167)%
Income (loss) from operations	7,834	3%	(177,638)	(92.5)%
Other income (expenses), net	(10,468)	(4)%	32,399	16.8%
Income tax benefit	4,300	2%	4,300	2.5%
Net income (loss)	1,666	0.1%	(140,939)	(73)%

Sales for the first quarter of 2015 were $288,277, an increase of 50% from $192,429 for the same period in 2014. Our increase in sales was primarily attributable to the increased demand for our products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 51% to $74,216 in the first quarter of 2015 compared to $49,090 for the same period in 2014. Our cost of sales increased primarily due to our overall increase in sales during the quarter.

Gross profit increased 49.3% to $214,061 in the first quarter of 2015 compared to $143,339 for the same period in 2014 as result of our increased sales. Gross profit as a percentage of sales was relatively consistent from year to year as a result of our relatively consistent overhead expenses.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 36% to $206,227 in the first quarter of 2015 compared to $320,977 for the same period in 2014. General and administration expense decreased by 17% to $85,329 in the first quarter of 2015, compared to $102,363 for the same period in 2014, due to the decrease in the Company’s marketing expenses year over year as a result of the lack of execution of plans to generate new business in the 2014 period. Compensation and related expenses decreased by 48% to $85,390 in the first quarter of 2015, compared to $164,021 for the same period in 2014, due primarily to compensation paid in the 2014 period to our chief marketing officer who has since resigned. Professional fees decreased 35% to $35,508 in the first quarter of 2015, compared to $54,593 for the same period in 2014, as result of additional legal fees incurred in the 2014 period for the pursuit and settlement of litigation which was not similarly incurred in the 2015 period.

Net income for the first quarter of 2015 was $1,666 compared to net loss of $140,939 for the same period in 2014. Net income as a percentage of sales was 0.1% in the first quarter of 2015 compared to net loss as a percentage of sales of 73% for the same period in 2014. Our net income in the first quarter of 2015 as compared to net loss for the same period in 2014 was primarily attributable to our increased sales during the quarter.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in the 2013 and 2014 fiscal years and had a negative net working capital position at March 31, 2015. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowing in the first quarter of 2015) being able to fund operations through the first half of 2015. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors.

In the first quarter of 2014, we received $132,000 pursuant to a legal settlement. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs which was repaid with cash on hand. During 2014 notes payable due to officer and other related individuals totaling $30,000 were repaid and in the fourth quarter of 2014 we borrowed an additional $17,000 from our President, which was repaid in the first quarter of 2015. Additionally, in the first quarter of 2015 we entered into a short-term non-dilutive loan with an investor for $100,000. At March 31, 2015 we had notes payable outstanding of $91,943.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Additionally, at March 31, 2015 and December 31, 2014, one customer accounted for 100% of accounts receivable. We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

We had negative net working capital of $156,437 at March 31, 2015, resulting in a decrease of $178,606 from net working capital of $22,169 at March 31, 2014. The ratio of current assets to current liabilities was .5 to 1 at March 31, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(70,187)	$(6,647)
Financing activities	64,743	(12,000)

Net cash flow used by operating activities was $70,187 for the three months ended March 31, 2015, compared to net cash flow used in operating activities of $6,647 for the same period in 2014. The increase in net cash outflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014 which was responsible for the lower level of cash outflows in 2014.

Net cash flows provided by financing activities was $64,743 for the three months ended March 31, 2015, from the $100,000 borrowed under a short-term non-dilutive loan agreement with a private investor offset by certain repayments on notes outstanding, compared to net cash flows used by financing activities of $12,000 for the repayment of a note issued by one of our directors.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. At March 31, 2015, notes payable due to officers and directors totaled $10,200 and carried interest at 5% per annum. During the three months ended March 31, 2015, a total of $17,000 was repaid.  Interest expense on notes payable amounted to $162 for the three months ended March 31, 2015.

In the first quarter of 2015, we borrowed $100,000 pursuant to a short term non-dilutive loan agreement with a private investor. Interest and principal expense on this loan agreement for the three months ended March 31, 2015 amounted to $28,563.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At March 31, 2015, we included $151,986 in accounts payable and accrued expenses relating to this royalty agreement, with the remaining commitment under the royalty agreement at approximately $1,000. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until, from time to time, we have the financial wherewithal to pay such royalties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.    Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

IMMUDYNE INC.
(Registrant)

Date: May 14, 2015	By:	/s/ Mark McLaughlin
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

