Form 10-Q
period 2015-06-30
Immudyne, Inc.
filed 2015-08-13
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES  ☐   NO  ☒

30,609,973 shares of common stock outstanding as of August 6, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	June 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Current Assets
Cash	$79,548	$75,495
Trade accounts receivable	135,325	14,970
Inventory, net	21,479	41,008
Total Current Assets	236,352	131,473

Furnishings and equipment, net	15,261	43,748

Total Assets	$251,613	$175,221

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$314,187	$274,319
Notes payable	98,486	27,200
Total Current Liabilities	412,673	301,519

Deferred tax liability	4,600	13,200
Total Liabilities	417,273	314,719

Stockholders’ (deficit) equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,609,973 shares issued and outstanding at June 30, 2015	306,099	307,299
Additional paid-in capital	8,071,949	8,077,549
Accumulated (deficit)	(8,543,708)	(8,524,346)
Total Stockholders’ (Deficit)	(165,660)	(139,498)

Total Liabilities and Stockholders’ (Deficit)	$251,613	$175,221

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Sales	$277,353	$196,611	$565,630	$389,040

Cost of sales	89,503	69,156	163,719	118,246

Gross Profit	187,850	127,455	401,911	270,794

Compensation and related expenses	(114,774)	(114,034)	(200,164)	(278,055)

Professional fees	(26,314)	(26,004)	(61,822)	(80,597)

General and administrative expenses	(63,932)	(62,794)	(149,261)	(165,157)

Operating (Loss)	(17,170)	(75,377)	(9,336)	(253,015)

License Fee	-	-	-	25,000

Other income	-	-	-	7,877

Interest (expense)	(8,158)	(428)	(18,626)	(906)

Net (Loss) Before Taxes	(25,328)	(75,805)	(27,962)	(221,044)

Deferred income tax benefit	4,300	4,300	8,600	8,600

Net (Loss)	$(21,028)	$(71,505)	$(19,362)	$(212,444)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Average number of common shares outstanding	30,650,000	30,204,973	30,690,000	30,188,300

See notes to financial statements

Immudyne, Inc.

Statement of Stockholders’ (Deficit)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2014	30,729,973	$307,299	$8,077,549	$(8,524,346)	$(139,498)

Stock compensation expense	-	-	4,000	-	4,000

Purchase of Company stock	(120,000)	(1,200)	(9,600)	-	(10,800)

Net (loss)	-	-	-	(19,362)	(19,362)

Balance at June 30, 2015	30,609,973	$306,099	$8,071,949	$(8,543,708)	$(165,660)

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(19,362)	$(212,444)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities
Depreciation	28,487	28,488
Deferred tax benefit	(8,600)	(8,600)
Stock compensation expense	4,000	3,500
Common stock issued for services	-	28,000
Changes in Assets And Liabilities
Trade accounts receivable	(120,355)	(7,791)
Legal settlement proceeds receivable	-	132,000
Inventory	19,529	2,676
Accounts payable and accrued expenses	39,868	57,262
Net cash (used) provided by operating activities	(56,433)	23,091

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	130,000	-
Repayment of notes payable	(58,714)	(17,000)
Purchase of Company stock	(10,800)	-
Net cash provided (used) by financing activities	60,486	(17,000)

Net increase (decrease) in cash	4,053	(93,909)

Cash at beginning of the period	75,495	155,056

Cash at end of the period	$79,548	$61,147

Supplemental Schedule of Non-Cash Activities
Cash paid during the period for interest	$18,626	$-

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company has an accumulated deficit approximating $8.5 million and has incurred negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2015, and projected cash needs for the remainder of 2015, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2015 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2014. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of accounts receivable and inventory, and stockholders’ equity based transactions. Actual results could differ from those estimates.

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At June 30, 2015 and December 31, 2014 the Company recorded an inventory reserve in the amount of $40,000. Inventory consists of the following:

	June 30, 2015	December 31, 2014

Raw materials	$2,939	$4,350
Finished products	18,540	36,658
	$21,479	$41,008

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

June 30, 2015

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

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Common stock equivalents comprising 12,085,000 and 13,772,720 shares underlying options and warrants at June 30, 2015 and 2014, respectively, have not been included in the loss per share calculations as the effects are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited; however on July 9, 2015, FASB decided to defer by one year the effective dates. As a result, the standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, the Company will adopt this standard in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on the financial statements. Included in this evaluation, management plans on reviewing existing contracts, evaluating the Company’s current processes and systems, determining whether management will have to make additional judgments or estimates, reviewing disclosures required by the standard, determining how changes to revenue accounting might impact other areas of operations, considering the legal structure of the Company’s contracts, and considering various other areas that might be impacted by the new standard.

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

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

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

One customer accounted for 83% and 82% of sales for each of the three month periods ended June 30, 2015 and 2014, respectively. This customer accounted for 83% and 87% of sales for each of the six month periods ended June 30, 2015 and 2014, respectively. This customer accounted for 100% of accounts receivable at June 30, 2015 and December 31, 2014.

A second customer accounted for 12% and 11% of sales for each of the three month periods ended June 30, 2015 and 2014, respectively. This customer accounted for 12% and 6% of sales for each of the six month periods ended June 30, 2015 and 2014, respectively.

3.	Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The Company’s investment in AI is accounted for at no value on the accompanying June 30, 2015 balance sheet.

4.	Notes Payable

At June 30, 2015, notes payable are due to officers and directors and a commercial lender. A summary of activity is as follows:

	Officers and directors	Commercial lender	Total

Balance at December 31, 2014	$27,200	$-	$27,200
Borrowing	30,000	100,000	130,000
Repayments	(17,000)	(41,714)	(58,714)
Balance at June 30, 2015	$40,200	$58,286	$98,486

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Notes payable due to officers and directors are payable on demand with interest at 5%. Interest expense amounted to $122 and $428 for the three month periods ended June 30, 2015 and 2014, respectively. Interest expense amounted to $284 and $906 for the six month periods ended June 30, 2015 and 2014, respectively

The loan payable to the commercial lender requires payment of principal and interest in 252 daily payments of $492 each commencing January 12, 2015. Interest expense for the three month period ended June 30, 2015 amounted to $8,036 and interest expense for the six month period ended June 30, 2015 amounted to $18,342.

5.	Income Taxes

The Company incurred a loss for the three and six month periods ended June 30, 2015 and 2014 and accordingly, no provision for federal and state income tax has been made in the accompanying financial statements. At December 31, 2014, the Company had available net operating loss carryforwards of approximately $2,870,000, expiring during various years through 2034.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$975,000
Valuation allowance	(975,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $4,600 and $13,200 at June 30, 2015 and December 31, 2014, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

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

In May 2015 the Company purchased and retired 120,000 shares of outstanding Company common stock from an investor for $10,800.

In January 2014 the Company issued 100,000 shares of restricted common stock, valued at $28,000 to a consultant.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Service-Based Stock Options

Service-based options issued by the Company to various employees and consultants amounted to 10,335,000 at December 31, 2014 and June 30, 2015. All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The options outstanding and exercisable at June 30, 2015 have no intrinsic value.

The following is a summary of outstanding service-based options at June 30, 2015:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,000,000	3 years
$0.20 - $0.25	8,185,000	7 years
$0.40	1,150,000	7 years
Total	10,335,000

Performance-Based Stock Options

In August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. The options are contingent upon the completion of a clinical study as defined. Management has valued these options at $8,000 and is amortizing them over the implicit service period of one year. At June 30, 2015, $6,000 had been amortized and the balance of $2,000 remained to be amortized during the year ending December 31, 2015.

As of June 30, 2015 in addition to the 300,000 options above, the Company had granted performance-based options to purchase 9,375,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2024 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $340,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at June 30, 2015, the unearned compensation for performance based options is $340,000.

Stock based compensation expense amounted to $2,000 and $3,500 for the three months ended June 30, 2015 and 2014, respectively. Stock based compensation expense amounted to $4,000 and $3,500 for the six months ended June 30, 2015 and 2014, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2014	3,772,720	0.29	2015 - 2016
Expired	(2,022,720)	0.40	2015

Balance at June 30, 2015	1,750,000	0.16	2015 - 2016

7.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the three month period ended June 30, 2015 the Company’s sales reached the maximum amount under which the Company is required to pay a royalty under this agreement. Royalty expense for the three month periods ended June 30, 2015 and 2014 amounted to $1,157 and $13,000, respectively. Royalty expense for the six month periods ended June 30, 2015 and 2014 amounted to $20,157 and $27,000, respectively. The Company’s President has a 60% interest in the royalties.

At June 30, 2015 and December 31, 2014, included in accounts payable and accrued expenses was $153,144 and $132,986, respectively, in regards to this agreement.

8.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2015 (6 months)	$21,094
2016	17,578
Total	$38,672

Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the three month periods ended June 30, 2015 and 2014, was $14,468 and $12,198, respectively. Rent expense for the six month periods ended June 30, 2015 and 2014, was $34,929 and $26,824, respectively.

Immudyne, Inc.

Notes to Financial Statements

June 30, 2015

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices ranging from $0.20 to $5.00, to purchase 9,375,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $2,000,000 to $100,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating up to 15% (with no individual having more than 5%) of the Company’s pretax income.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At June 30, 2015, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments have been recorded as revenue upon receipt of the funds. The Company received the final installment during the six months ended June 30, 2014.

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

* * * * *

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing.

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

Our plans are to increase sales on our oral and topical-use products via strategic alliances, healthcare professionals, distributors and direct-to-consumer sales. We expect that a significant component of our selling, general and administration expenses going forward will continue to consist of marketing and advertising expenses to increase our sales. The primary components of our marketing and advertising expenses may include online sales promotions through our website, trade advertising, direct marketing to nutraceutical companies and industry associations, consumer research and search engine and digital advertising. We expect our selling, general and administrative expenses to increase in absolute dollars as we incur increased costs related to our marketing strategy. We expect these costs, along with the additional costs resulting from our operations as a public reporting company, to continue to adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; (iii) lack of adequate capital to effectuate our business plans; and (iv) lack of experienced personnel.

We historically have expended a significant amount of our funds on obtaining and protecting our patents, trade secrets and proprietary products. We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. For several years, we were involved in complex litigation regarding patents and licenses critical to our products. In 2010, we prevailed on all major legal matters and reached favorable settlements. If additional litigation becomes necessary to protect our intellectual property rights, such litigation may be costly, divert our management’s attention away from our core business and have a negative impact on our operations. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. In addition, yeast beta glucans are designated as GRAS under current FDA regulations. Future government regulations may prevent or delay the introduction or require the reformulation of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products or otherwise disrupt the marketing of our products. Any such government actions could result in additional costs to us, reduced growth prospects, lost sales from products that we are required to remove from the market and potential product liability litigation.

We have limited operating capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In the first quarter of 2015, we entered into another non-dilutive short term loan agreement with an investor for $100,000, and in the second quarter of 2015 we borrowed $30,000 from our President. We plan on our operating business (in conjunction with our short term non-dilutive borrowings in the first six months of 2015) to be able to fund operations through the remainder of 2015, however, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

Results of Operations

Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	277,353		196,611
Cost of sales	89,503	32%	69,156	35%
Gross profit	187,850	68%	127,455	65%
Operating expenses	(205,020)	(74)%	(202,832)	(103)%
Loss from operations	(17,170)	(6)%	(75,377)	(38)%
Other (expenses)	(8,158)	(3)%	(428)	-%
Income tax benefit	4,300	2%	4,300	2%
Net income (loss)	(21,028)	(7)%	(71,505)	(36)%

Sales for the second quarter of 2015 were $277,353, an increase of 41% from $196,611 for the same period in 2014. Our increase in sales was primarily attributable to the increased demand for our products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 29% to $89,503 in the second quarter of 2015 compared to $69,156 for the same period in 2014. Our cost of sales increased primarily due to our overall increase in sales during the quarter.

Gross profit increased 47% to $187,850 in the second quarter of 2015 compared to $127,455 for the same period in 2014 as result of our increased sales. Gross profit as a percentage of sales was relatively consistent from year to year as a result of our relatively consistent overhead expenses.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses remained relatively consistent between periods. General and administration expense increased slightly by 2% to $63,932 in the second quarter of 2015, compared to $62,794 for the same period in 2014, consistent with our expectations. Compensation and related expenses also increased slightly by 1% to $114,774 in the second quarter of 2015, compared to $114,034 for the same period in 2014. Professional fees also increased by 1% to $26,314 in the second quarter of 2015, compared to $26,004 for the same period in 2014 and were in line with our expectations.

Net loss for the second quarter of 2015 was $21,028 compared to net loss of $71,505 for the same period in 2014. Net loss as a percentage of sales was 7% in the second quarter of 2015 compared to net loss as a percentage of sales of 36% for the same period in 2014. Our decreased net loss in the second quarter of 2015 as compared to net loss for the same period in 2014 was primarily attributable to our increased sales during the quarter.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	565,630		389,040
Cost of sales	163,719	29%	118,246	30%
Gross profit	401,911	71%	270,794	70%
Operating expenses	(411,247)	(73)%	(523,809)	(135)%
Loss from operations	(9,336)	(2)%	(253,015)	(65)%
Other income (expenses), net	(18,626)	(3)%	31,971	8%
Income tax benefit	8,600	2%	8,600	2%
Net income (loss)	(19,362)	(3)%	(212,444)	(55)%

Sales for the six months ended June 30, 2015 were $565,630, an increase of 45% from $389,040 for the same period in 2014. Our increase in sales was primarily attributable to the increased demand for our products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 38% to $163,719 for the six months ended June 30, 2015 compared to $118,246 for the same period in 2014. Our cost of sales increased primarily due to our overall increase in sales during the six months ended June 30, 2015.

Gross profit increased 48% to $401,911 for the six months ended June 30, 2015 compared to $270,794 for the same period in 2014 as result of our increased sales. Gross profit as a percentage of sales was relatively consistent from year to year as a result of our relatively consistent overhead expenses.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 21% to 411,247 for the six months ended June 30, 2015 from $523,809 for the same period in 2014. General and administration expense decreased by 10% to $149,261 for the six months ended June 30, 2015, compared to $165,157 for the same period in 2014 , due to the decrease in the Company’s marketing expenses year over year as a result of the lack of execution of plans to generate new business in the 2014 period. Compensation and related expenses also decreased by 28% to $200,164 for the six months ended June 30, 2015, compared to $278,055 for the same period in 2014, due primarily to compensation paid in the 2014 period to our chief marketing officer who has since resigned. Professional fees also decreased by 23% to $61,822 for the six months ended June 30, 2015, compared to $80,597 for the same period in 2014 as a result of the pursuit and settlement of litigation which was not similarly incurred in the 2015 period.

Net loss for the six months ended June 30, 2015 was $19,362 compared to net loss of $212,444 for the same period in 2014. Net loss as a percentage of sales was 3% for the six months ended June 30, 2015 compared to net loss as a percentage of sales of 55% for the same period in 2014. Our decreased net loss for the six months ended June 30, 2015 as compared to net loss for the same period in 2014 was primarily attributable to our increased sales during 2015.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in the 2013 and 2014 fiscal years and had a negative net working capital position at June 30, 2015. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowing in the first quarter of 2015) being able to fund operations through the remainder of 2015. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however no assurances can be made that we will be successful in our endeavors to raise additional capital.

In the first quarter of 2014, we received $132,000 pursuant to a legal settlement. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs which was repaid with cash on hand. During 2014 notes payable due to officer and other related individuals totaling $30,000 were repaid and in the fourth quarter of 2014 we borrowed an additional $17,000 from our President, which was repaid in the first quarter of 2015. Additionally, in the first quarter of 2015 we entered into a short-term non-dilutive loan with an investor for $100,000 and in the second quarter of 2015, we borrowed $30,000 from our President. At June 30, 2015 we had notes payable outstanding of $98,486.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Additionally, at June 30, 2015 we have a total of $135,325 in accounts receivable, 100% of which is accounted for by a single customer. We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

We had negative net working capital of $(176,321) at June 30, 2015, resulting in a decrease of $(140,429) from negative net working capital of (35,892) at June 30, 2014. The ratio of current assets to current liabilities was .6 to 1 at June 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(56,433)	$23,091
Financing activities	60,486	(17,000)

Net cash flow used by operating activities was $56,433 for the six months ended June 30, 2015, compared to net cash flow provided by operating activities of $23,091 for the same period in 2014. The increase in net cash outflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014 which was responsible for the lower level of cash outflows in 2014.

Net cash flows provided by financing activities was $60,486 for the six months ended June 30, 2015, from the $100,000 borrowed under a short-term non-dilutive loan agreement with a private investor offset by certain repayments on notes outstanding, compared to net cash flows used by financing activities of $17,000 for the repayment of a note issued by one of our directors.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In the second quarter of 2015, we borrowed $30,000 from our President, which loan is interest free and payable on demand. At June 30, 2015, notes payable due to officers and directors totaled $40,200 and carried interest at 5% per annum. During the six months ended June 30, 2015, a total of $17,000 was repaid.  Interest expense on notes payable amounted to $284 for the six months ended June 30, 2015.

In the first quarter of 2015, we borrowed $100,000 pursuant to a short term non-dilutive loan agreement with a private investor requiring 252 daily payments of $492 each commencing January 12, 2015. Interest expense and principal amortization on this loan agreement for the six months ended June 30, 2015 amounted to $58,555.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At June 30, 2015, we included $153,144 in accounts payable and accrued expenses relating to this royalty agreement. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until, from time to time, we have the financial wherewithal to pay such royalties.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited; however on July 9, 2015, FASB decided to defer by one year the effective dates. As a result, the standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, the Company will adopt this standard in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on the financial statements. Included in this evaluation, management plans on reviewing existing contracts, evaluating the Company’s current processes and systems, determining whether management will have to make additional judgments or estimates, reviewing disclosures required by the standard, determining how changes to revenue accounting might impact other areas of operations, considering the legal structure of the Company’s contracts, and considering various other areas that might be impacted by the new standard.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows. However our auditors raised a substantial doubt about our ability to continue as a going concern in connection with our financial statements for the year ended December 31, 2014.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. If and when sufficient funds are available, our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: August 13, 2015	By:	/s/ Mark McLaughlin
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

