Form 10-Q
period 2015-09-30
Immudyne, Inc.
filed 2015-11-13
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

IMMUDYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 Spring Meadow Rd.
Mount Kisco, NY	10549
(Address of principal executive offices)	(Zip Code)

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

YES  ☐    NO  ☒

30,669,973 shares of common stock outstanding as of November 13, 2015.

Immudyne, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our company that include, but are not limited to, projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new products, services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report and our Annual Report on Form 10-K. Other sections of this report include additional factors that could adversely impact our business and financial performance.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Balance Sheet

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Current Assets
Cash	$73,862	$75,495
Trade accounts receivable	131,724	14,970
Inventory, net	39,429	41,008
Total Current Assets	245,015	131,473

Furnishings and equipment	-	43,748

Total Assets	$245,015	$175,221

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$275,378	$274,319
Notes payable	106,478	27,200
Total Current Liabilities	381,856	301,519

Deferred tax liability	-	13,200
Total Liabilities	381,856	314,719

Stockholders’ (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,669,973 shares issued and outstanding at September 30, 2015	306,699	307,299
Additional paid-in capital	8,092,049	8,077,549
Accumulated (deficit)	(8,535,589)	(8,524,346)
Total Stockholders’ (Deficit)	(136,841)	(139,498)

Total Liabilities and Stockholders’ (Deficit)	$245,015	$175,221

See notes to financial statements

Immudyne, Inc.

Statement of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Sales	$279,884	$165,469	$845,513	$554,509

Cost of sales	73,988	71,605	237,707	189,851

Gross Profit	205,896	93,864	607,806	364,658

Compensation and related expenses	(101,138)	(151,329)	(301,301)	(429,384)

Professional fees	(29,237)	(32,195)	(91,059)	(112,792)

General and administrative expenses	(57,580)	(43,285)	(206,841)	(208,442)

Operating income (Loss)	17,941	(132,945)	8,605	(385,960)

License Fee	-	25,000	-	50,000

Other income	-	-	-	7,877

Interest (expense)	(14,422)	(259)	(33,048)	(1,165)

Net Income (Loss) Before Taxes	3,519	(108,204)	(24,443)	(329,248)

Deferred income tax benefit	4,600	4,300	13,200	12,900

Net Income (Loss)	8,119	$(103,904)	$(11,243)	$(316,348)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)

Average number of common shares outstanding
Basic	30,609,973	30,280,000	30,663,306	30,252,200

Diluted	30,609,973	30,280,000	30,663,306	30,252,200

See notes to financial statements

Immudyne, Inc.

Statement of Stockholders’ Equity (Deficit)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2014	30,729,973	$307,299	$8,077,549	$(8,524,346)	$(139,498)

Issuance of common stock for notes payable	60,000	600	9,600	-	10,200

Amortization of stock options	-	-	14,500	-	14,500

Purchase of company stock	(120,000)	(1,200)	(9,600)	-	(10,800)

Net (loss)	-	-	-	(11,243)	(11,243)

Balance at September 30, 2015	30,669,973	$306,699	$8,092,049	$(8,535,589)	$(136,841)

See notes to financial statements

Immudyne, Inc.

Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(11,243)	$(316,348)
Adjustments to reconcile net (loss) to net Cash provided (used) by operating activities
Depreciation	43,748	42,731
Deferred tax benefit	(13,200)	(12,900)
Stock compensation expense	14,500	10,000
Common stock issued for services	-	80,500
Changes in Assets And Liabilities
Trade accounts receivable	(116,754)	(33,146)
Legal settlement proceeds receivable	-	132,000
Inventory	1,579	31,329
Accounts payable and accrued expenses	1,059	73,782
Net cash provided (used) by operating activities	(80,311)	7,948

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Adiuvo Investment S. A.	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	205,000	50,000
Repayment of notes payable	(115,522)	(23,000)
Purchase of Company stock	(10,800)	-
Net cash provided by financing activities	78,678	27,000

Net (decrease) in cash	(1,633)	(65,052)

Cash at beginning of the period	75,495	155,056

Cash at end of the period	$73,862	$90,004

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid during the period for interest	$24,547	$515

Issuance of common stock for notes payable	$10,200	$-

See notes to financial statements

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company has an accumulated deficit approximating $8.5 million and has incurred negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at September 30, 2015, and projected cash needs for the remainder of 2015, and into 2016, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2015 and 2016 years. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2014. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At September 30, 2015 and December 31, 2014 the Company recorded an inventory reserve in the amount of $20,000 and $40,000, respectively. Inventory consists of the following:

	September 30, 2015	December 31, 2014

Raw materials	$-	$4,350
Finished products	39,429	36,658
	$39,429	$41,008

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

September 30, 2015

(unaudited)

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

The Company’s tax returns for all years since December 31, 2011 remain open to most taxing authorities.

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

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

The average diluted common shares outstanding at September 30, 2015 excludes the dilutive effect of 12,425,800 options and warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock for the quarter ended September 30, 2015. Common stock equivalents comprising 14,007,720 shares underlying options and warrants at September 30, 2014 have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

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

One customer accounted for 81% and 71% of sales for each of the three month periods ended September 30, 2015 and 2014, respectively. This customer also accounted for 83% and 82% of sales for each of the nine month periods ended September 30, 2015 and 2014, respectively. This customer accounted for 100% of accounts receivable at September 30, 2015 and December 31, 2014.

A second customer accounted for 13% and 15% of sales for each of the three month periods ended September 30, 2015 and 2014, respectively. This customer also accounted for 13% and 8% of sales for each of the nine month periods ended September 30, 2015 and 2014, respectively.

3.	Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. The AI shares have recently started trading on the Warsaw exchange in Poland, and management is currently investigating the liquidity and realizable value of these shares. The Company’s investment in AI is accounted for at no value on the accompanying September 30, 2015 balance sheet, pending a reliable estimate of its fair market value.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

4.	Notes Payable

Notes payable are due to officers, directors, and shareholders and a commercial lender and are summarized as follows:

	Officers, directors, and shareholders	Commercial lender	Total

Balance at December 31, 2014	$27,200	$-	$27,200
Borrowing	105,000	100,000	205,000
Repayment	(47,000)	(68,522)	(115,522)
Conversion to common stock	(10,200)	-	(10,200)
Balance at September 30, 2015	$75,000	$31,478	$106,478

Notes payable to officers, directors, and shareholders are generally payable on demand with interest at 5%. The $75,000 balance at September 30, 2015 is due to one shareholder, incurs interest at 5%, and is payable at the time the Company meets specified financial conditions. The Company has agreed that at any time prior to repayment of this $75,000 the shareholder can convert the note to Company stock at seventeen cents per share. Interest expense related to officers, directors, and shareholders notes amounted to $9,247 and $259 for the three month periods ended September 30, 2015 and 2014, respectively. Interest expense amounted to $9,531 and $1,165 for the nine month periods ended September 30, 2015 and 2014, respectively. Interest expense for the three month and nine month periods ended September 30, 2015 includes stock options in the amount of $8,500. (see Note 6).

The loan payable to the commercial lender requires payment of principal and interest in 252 daily payments of $492 each commencing January 12, 2015. Interest expense for the three month period ended September 30, 2015 amounted to $5,175 and interest expense for the nine month period ended September 30, 2015 amounted to $23,517.

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

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $-0- and $13,200 at September 30, 2015 and December 31, 2014, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

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

In July, 2015 the Company granted 300,000 options to a shareholder in conjunction with the issuance of a $75,000 note payable. The options are fully vested and expire in three years. In September 2015, the Company satisfied $10,200 of notes payable to a director through the issuance of 60,000 shares of Company common stock. The Company issued 40,800 options to the director in conjunction with this transaction. The options are fully vested and expire in three years.

In May 2015 the Company purchased and retired 120,000 shares of outstanding Company common stock from an investor for $10,800.

Service-Based Stock Options

A summary of the outstanding service-based stock options are as follows:

Number of Options

Balance at December 31, 2014	10,335,000
Granted	340,800

Balance at September 30, 2015	10,675,800

All outstanding options have are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The options outstanding and exercisable at September 30, 2015 have no intrinsic value.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

The following is a summary of outstanding service-based options at September 30, 2015:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,340,800	3 years
$0.20 - $0.25	8,185,000	7 years
$0.40	1,150,000	7 years
Total	10,675,800

Performance-Based Stock Options

In August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. The vesting of the options are contingent upon the completion of a clinical study as defined. Management has valued these options at $8,000 and has amortized them over the implicit service period of one year.

As of September 30, 2015 in addition to the 300,000 options above, the Company had granted performance-based options to purchase 9,375,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2024 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $340,000 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at September 30, 2015, the unearned compensation for performance based options is $340,000.

Stock based compensation expense amounted to $10,500 and $6,500 for the three months ended September 30, 2015 and 2014, respectively. Stock based compensation expense amounted to $14,500 and $10,000 for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included in compensation and related expenses and interest expense in the accompanying statement of operations.

The fair value of options granted during the nine months ended September 30, 2015, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	50%
Risk free interest rate	2%
Expected dividend yield	-
Expected option term (in years)	1.5
Weighted average grant date fair value	$0.025

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2014	3,772,720	0.29	2015 - 2016
Expired	(2,022,720)	0.40	2015

Balance at September 30, 2015	1,750,000	0.16	2015 - 2016

7.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the three month period ended June 30, 2015 the Company’s sales reached the maximum amount under which the Company is required to pay a royalty under this agreement. Royalty expense for the three month periods ended September 30, 2015 and 2014 amounted to $-0- and $9,000, respectively. Royalty expense for the nine month periods ended September 30, 2015 and 2014 amounted to $20,157 and $36,000, respectively. The Company’s President has a 60% interest in the royalties.

At September 30, 2015 and December 31, 2014, included in accounts payable and accrued expenses was $141,448 and $132,986, respectively, in regards to this agreement.

8.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Future minimum base rental payments required under the lease are as follows:

Year ending December 31

2015 (3 months)	$10,547
2016	17,578
Total	$28,125

Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Rent expense for the three-month periods ended September 30, 2015 and 2014, was $15,421 and $15,286, respectively. Rent expense for the nine-month periods ended September 30, 2015 and 2014, was $50,350 and $42,110, respectively.

Immudyne, Inc.

Notes to Financial Statements

September 30, 2015

(unaudited)

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

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At September 30, 2015, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s financial position.

In November 2009, the Company entered into a settlement agreement to resolve all aspects of litigation relating to a patent suit. As part of that settlement agreement, the Company received $440,000 as reimbursement for litigation costs. The Company also was awarded $200,000 in eight installments of $25,000 every six months beginning on January 15, 2011, in return for an exclusive patent license. The term of the license agreement is consistent with the term of the $25,000 semiannual payments. The $25,000 installments have been recorded as revenue upon receipt of the funds. The Company received the final installment during the nine months ended September 30, 2014.

9.	Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date these financial statements were issued.

In October 2015, the Company has entered into a semi-exclusive marketing agreement with a third party to launch a complete skin care regime that will be based primarily on strategic ingredients provided by the Company. Under the terms of the agreement, the Company has an initial 33% equity interest, and a 51% voting interest in this joint venture.

* * * * *

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we partnered with Innate Scientific LLC to launch a complete skin care regimen that will contain our proprietary ingredients and which we expect to contribute to our revenues when launched.

We have performance based contracts with our sales and marketing executives, and partners, allowing us to continue to maintain a relatively low overhead. Our priority is to pursue opportunities to market our products and increase sales. Additionally, we are developing new products, both internally and through alliances. We expect that a significant component of our selling, general and administration expenses going forward will consist of marketing and advertising expenses to increase our sales, equipment leasing costs relating to improving our operating efficiencies, as well as conducting new studies which could open new markets. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; and (ii) imposition of more stringent government regulations of our products.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In addition, in the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In the first quarter of 2015, we entered into another non-dilutive short term loan agreement with an investor for $100,000. During the nine months ended September 30, 2015 we have also secured the following non-dilutive financing: $30,000 from our President and an additional $75,000 from a greater than 5% shareholder of the Company. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through the remainder of 2015 and into 2016, however, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

Results of Operations

Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	279,884		165,469
Cost of sales	73,988	26%	71,605	43%
Gross profit	205,896	74%	93,864	57%
Operating expenses	(187,955)	(68)%	(226,809)	(137)%
Income (loss) from operations	17,941	(6)%	(132,945)	(80)%
Other (expenses) income, net	(14,422)	(5)%	24,741	15%
Income tax benefit	4,600	2%	4,300	2%
Net income (loss)	8,119	3%	(103,904)	(63)%

Sales for the third quarter of 2015 were $279,884, an increase of 69% from $165,469 for the same period in 2014. Our increase in sales was primarily attributable to the increased demand for our products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 3% to $73,988 in the third quarter of 2015 compared to $71,605 for the same period in 2014. Our cost of sales increased slightly primarily due to our overall increase in sales during the quarter offset by certain economies of scale as a result of our increased sales.

Gross profit increased 119% to $205,896 in the third quarter of 2015 compared to $93,864 for the same period in 2014 as result of our increased sales. Gross profit as a percentage of sales similarly increased from year to year as a result of certain economies of scale achieved due to our increase in sales.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 17% in the third quarter of 2015 to $187,955 from $226,809 in the same period in 2014. General and administration expense increased by 33% to $57,580 in the third quarter of 2015, compared to $43,285 for the same period in 2014, as a result of our increased sales. Compensation and related expenses decreased by 33% to $101,138 in the third quarter of 2015, compared to $151,329 for the same period in 2014. Professional fees also decreased by 9% to $29,237 in the third quarter of 2015, compared to $32,195 for the same period in 2014 and were in line with our expectations.

Net income for the third quarter of 2015 was $8,119 compared to net loss of $103,904 for the same period in 2014. Net income as a percentage of sales was 3% in the third quarter of 2015 compared to net loss as a percentage of sales of 63% for the same period in 2014. Our net income in the third quarter of 2015 as compared to net loss for the same period in 2014 was primarily attributable to our increased sales during the quarter.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	845,513		554,509
Cost of sales	237,707	28%	189,851	34%
Gross profit	607,806	72%	364,658	66%
Operating expenses	(599,201)	(71)%	(750,618)	(135)%
Operating income (loss)	8,605	1%	(385,960)	(69)%
Other (expenses) income, net	(33,048)	(4)%	56,712	10%
Income tax benefit	13,200	2%	12,900	2%
Net income (loss)	(11,243)	(1)%	(316,348)	(57)%

Sales for the nine months ended September 30, 2015 were $845,513, an increase of 52% from $554,509 for the same period in 2014. Our increase in sales was primarily attributable to the increased demand for our products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 25% to $237,707 for the nine months ended September 30, 2015 compared to $189,851 for the same period in 2014. Our cost of sales increased over the nine month period primarily due to our overall increase in sales.

Gross profit increased 67% to $607,806 for the nine months ended September 30, 2015 compared to $364,658 for the same period in 2014 as result of our increased sales. Gross profit as a percentage of sales similarly increased from year to year as a result of certain economies of scale achieved due to our increase in sales.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Operating expenses decreased 20% to $599,201 for the nine months ended September 30, 2015 from $750,618 for the same period in 2014. General and administration expense decreased by 1% to $206,841 for the nine months ended September 30, 2015, compared to $208,442 for the same period in 2014. Compensation and related expenses decreased by 30% to $301,301 for the nine months ended September 30, 2015, compared to $429,384 for the same period in 2014, due primarily to compensation paid in the 2014 period to our former chief marketing officer who has since resigned. Professional fees also decreased by 19% to $91,059 for the nine months ended September 30, 2015, compared to $112,792 for the same period in 2014 as a result of the pursuit and settlement of litigation which was not similarly incurred in the 2015 period.

Net loss for the nine months ended September 30, 2015 was $11,243 compared to net loss of $316,348 for the same period in 2014. Net loss as a percentage of sales was 1% for the nine months ended September 30, 2015 compared to net loss as a percentage of sales of 57% for the same period in 2014. Our decreased net loss for the nine months ended September 30, 2015 as compared to net loss for the same period in 2014 was primarily attributable to our increased sales during 2015.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in the 2013 and 2014 fiscal years and had a negative net working capital position at September 30, 2015. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) being able to fund operations through the remainder of 2015. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however no assurances can be made that we will be successful in our endeavors to raise additional capital.

In the first quarter of 2014, we received $132,000 pursuant to a legal settlement. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs which was repaid with cash on hand. During 2014 notes payable due to officer and other related individuals totaling $30,000 were repaid and in the fourth quarter of 2014 we borrowed an additional $17,000 from our President, which was repaid in the first quarter of 2015. Additionally, in the first quarter of 2015 we entered into a short-term non-dilutive loan with an investor for $100,000 and in the nine months ended September 30, 2015 we secured the following non-dilutive financings: $30,000 from our President and $75,000 from a greater than 5% shareholder. At September 30, 2015 we had notes payable outstanding of $106,478.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Additionally, at September 30, 2015 we have a total of $131,724 in accounts receivable, 100% of which is due from a single customer. We periodically perform a credit analysis and monitor the financial condition of this and other customers and do not foresee any difficulties in collecting our accounts receivable at this time.

We had negative net working capital of $(136,841) at September 30, 2015, resulting in a decrease of $(65,988) from negative net working capital of (70,853) at September 30, 2014. The ratio of current assets to current liabilities was .6 to 1 at September 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(80,311)	$7,948
Investing Activities	-	(100,000)
Financing activities	78,678	27,000

Net cash flow used by operating activities was $80,311 for the nine months ended September 30, 2015, compared to net cash flow provided by operating activities of $7,948 for the same period in 2014. The increase in net cash outflow in operating activities was attributable primarily to our receipt of legal settlement proceeds in the first quarter of 2014 which was responsible for the lower level of cash outflows in 2014.

Net cash flows provided by financing activities was $78,678 for the nine months ended September 30, 2015, resulting from the $100,000 borrowed under a short-term non-dilutive loan agreement with a private investor, and borrowings from our President in the amount of $30,000 and $75,000 from a greater than 5% shareholder of the Company, offset by certain repayments on notes outstanding, compared to net cash flows provided by financing activities of $27,000 in 2014.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In the second quarter of 2015, we borrowed $30,000 from our President on an interest-free basis, which loan was repaid in the third quarter of 2015. In the third quarter of 2015 we borrowed an additional $75,000 from a greater than 5% shareholder of the Company, which loan bears interest at 5% per annum and is payable upon the Company achieving certain financial conditions specified therein. In addition, the loan is convertible at the option of the investor at any time prior to repayment at $0.17 per share. At September 30, 2015, notes payable due to officers, directors and shareholders totaled $75,000 and carried interest at 5% per annum. During the nine months ended September 30, 2015, a total of $47,000 was repaid in cash, and 60,000 shares of our common stock, issued at $0.17 per share, were issued in exchange for the cancellation of a note owed to a director in the amount of $10,200.

In the first quarter of 2015, we borrowed $100,000 pursuant to a short term non-dilutive loan agreement with a private investor requiring 252 daily payments of $492 each commencing January 12, 2015. Interest expense and principal amortization on this loan agreement for the nine months ended September 30, 2015 amounted to $90,539.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. At September 30, 2015, we included $141,448 in accounts payable and accrued expenses relating to this royalty agreement. Our President, Mr. McLaughlin, has a 60% interest in the royalties paid under the agreement and has voluntarily deferred payments due without interest until we have the financial wherewithal to pay such royalties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: November 13, 2015	By:	/s/ Mark McLaughlin
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

