Form 10-K
period 2015-12-31
Immudyne, Inc.
filed 2016-03-30
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

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

Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2015, was $2,317,882. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2015, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of March 30, 2016 there were 32,010,375 shares of common stock outstanding.

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

PART I

Item 1. Business

Our Company

We manufacture, distribute and sell natural immune support products containing our proprietary yeast beta glucans, a group of beta glucans naturally occurring in the cell walls of yeast that have been shown through testing and analysis to support the immune system. Our products include once a day oral intake tablets and topical creams and gels for skin application. We believe, based on testing and analysis conducted by third parties on our behalf, that the beta glucans derived from yeast we manufacture are superior to any other beta glucans available on the market.

Historically, we have sold our proprietary additive, for both oral and topical use, primarily to large dietary supplement and cosmetic companies. During fiscal year 2015 we saw increased interest in our SGM active agent delivery technology, which we believe may have additional beneficial and marketable uses, and on which we are conducting further testing. In addition, during the fourth quarter of 2015, we established a partnership with Innate Skincare, LLC (“Innate Scientific”) to launch a complete skin care regimen containing our proprietary ingredients. We expect this partnership will be a meaningful contributor to our revenues in the 2016 fiscal year.

We were originally incorporated under the laws of British Columbia, Canada, in 1987 under the name Anina Resources, Inc. and subsequently changed our name to Immudyne, Inc. and our jurisdiction to the State of Wyoming by continuance in September 1987. On June 30, 1994, we changed our jurisdiction to Delaware by merger with and into Immudyne, Inc., a Delaware corporation formed on June 21, 1994.

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

Our Products

We have a developed proprietary approach to produce beta glucans derived from yeast which we believe are superior to any other beta glucans on the market. Our yeast beta glucans are odorless and tasteless, making them suitable for use in a wide variety of oral and topical applications, including in our nutraceutical and cosmetic product lines. As the U.S. and international markets become more aware of the value of our proprietary products, we believe demand for our beta glucans will increase.

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

The health benefits of yeast beta glucans have been demonstrated through extensive testing and analysis and scientific research on yeast beta glucans generally, and we are committed to supporting evidence-based studies that demonstrate the health benefits of our products. General scientific research on beta glucan derived from yeast cell walls has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Southwest Research Institute, Case Western Reserve University, University of Arkansas, North Carolina State University, University of Bern, Switzerland, and the China Agricultural University, China. As more studies are conducted on beta glucans, we believe the potential benefits to human health will continue to emerge.

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

We also have relationships with medical doctors who in the past have conducted self-funded studies in which we supplied our product free of charge, though we do not have any formal clinical development or research agreements with these institutions and doctors. In addition, Dr. Sven Rohmann, PhD is our Global Chief Medical Officer and a director of the Company. Dr. Rohmann is a worldwide authority on innate immunity and has an extensive medical and business background, including having spent 10 years with Merck Serono, where he served as the Global Head, Strategic Marketing, Oncology. Dr. Joseph DiTrolio of the Roseland, New Jersey Surgery Center and St. George’s University School of Medicine is also a director of the Company. Dr. Allan Whitberg, previously of Roger Williams Medical Center in Providence, Rhode Island and currently affiliated with Boston University School of Medicine, and Dr. Stephen Petteruti of The Petteruti Center For Life Extension in Warwick, RI, are among the medical doctors with whom we have relationships and who have conducted self-funded studies on our product. We also have established a relationship with National Jewish Health in Denver, Colorado and we are exploring additional opportunities to have further studies conducted at leading institutions. We have also established a partnership with the leading physicians of the Stone Center of New Jersey to educate patients about the benefits of supplementing their chemotherapy and radiation treatments with our yeast-beta glucan products.

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

Yeast Beta Glucan Product Lines

Our nutraceutical and cosmetic product lines consist of our natural, premium yeast beta glucans in oral and topical applications. We offer our yeast beta glucans as natural raw material ingredients in bulk quantities, our “Nutraceutical and Cosmetic Additives” segment, and finished, consumer products packaged under our brands as well as private label brands, our “Finished Nutraceutical and Cosmetic Products” segment.

Our principal, branded nutraceutical and cosmetic products for our yeast beta glucans are oral daily supplements and topical lines of rejuvenating serums and creams. Our oral supplements are dietary supplements containing proprietary combinations of our yeast beta glucan to support immune system function. Our skin care serums and creams consist of our patented yeast-derived beta glucan and other natural ingredients intended to support the skin’s immune system response and defense, skin renewal and to repair sun and environmental damage.

Sales and Marketing

We have performance based contracts with our sales and marketing executives, which allows us to continue to maintain a relatively low overhead. Our priority is to actively pursue opportunities to market our products and increase sales. Our sales and marketing strategy primarily consists of building the brand recognition of our product lines and our proprietary yeast beta glucans. We plan to sell our products primarily on a word-of-mouth basis through distributors and our website as standalone product lines, as well as business-to-business as a cosmetic enhancement or dietary supplement.

Our principal products are consumables that can generate a stream of repeat sales with the same end customers over an extended period, providing significant lifetime value for each customer gained. To reach these customers, our marketing strategy includes several online sales promotions. In addition, we intend to build our brand recognition with healthcare professionals through further testing and analysis of our products and educating practitioners and clinics on the benefits of our products.

We also market out products direct to consumers through our joint venture with Innate Scientific established in October 2015 and through which we intend to develop, launch and market additional SKU’s based on our proprietary beta glucans. Innate Scientific benefits from a leadership team that has deep experience in the direct marketing space and a proven track record in creating national brands. We currently own a 33.33% economic interest and a 51% voting interest in Innate Scientific, and are in discussions to increase our economic and voting interest to over 70% in the near term, although no assurances can be made that these discussions will lead to such an increase.

Manufacturing and Sourcing

We have focused on the production of immune system support compounds including our beta glucans derived from yeast for over 20 years.  Our staff produces consistently high-grade, particulate and reliable beta glucans which are included in our nutraceutical and cosmetic product lines. For certain of our packaged consumer goods, we use third party contractors for encapsulation, bottling and labeling. These contractors are subject to regular government inspections, and to the best of our knowledge, comply with current GMPs and hold the necessary drug manufacturing licenses and processed food registrations required by their respective state regulators. Such packaging services are readily available from multiple sources.

The raw materials necessary to manufacture our beta glucans principally consist of baker’s yeast and are common and readily available. We hold our suppliers to strict quality and delivery specifications as part of our GMP compliance and quality control procedures, including quality assurance of raw materials used in the production of our products.

Our beta glucan products and manufacturing processes are protected by registered and pending patents and trade secrets. Our manufacturing facilities and practices are compliant with published current GMPs established by the FDA for dietary supplements.

Customers

We sell our products direct to consumers and to pharmaceutical, nutraceutical and consumer product companies in the U.S. market.  We focus on establishing and growing long-term relationships with our customers, and we believe that the majority of our customers and partners view us as a strategic long-term supplier and value the quality of our beta glucan products. Our sales through distributors typically are made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on purchase orders.

As we have sought to expand our sales, we have marketed our nutraceutical and cosmetic product lines through distributors, partnerships, and direct sales to consumers. We do not anticipate a seasonality of sales.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.), accounted for 73% of our consolidated sales in 2015 and 79% our consolidated sales in 2014.  Our second largest customer accounted for 12% of our consolidated sales in 2015 and 12% our consolidated sales in 2014. The remainder of our consolidated sales in 2015 were attributable to our finished cosmetic products segment and which sales were made through our joint venture with Innate Scientific.

Competition

The markets for nutritional supplements and skin care products are highly competitive, consisting of a large number of manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. We compete for sales direct to consumers, through distributors and business-to-business.

Although we believe, based on testing and analysis by third parties on our behalf, that our yeast beta glucan is superior to others available on the market, we compete with other companies manufacturing beta glucans from yeast and other sources as well as companies producing other food ingredients and nutritional supplements for human use. Many end consumers may consider such products to be a replacement for the products we manufacture and distribute. Many of our competitors have greater marketing, research and capital resources than us, and may be able to offer their products at lower costs because of their greater purchasing power or lower cost of raw materials and manufacturing.

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

Intellectual Property

We rely primarily on proprietary trade secret know how and protect our intellectual property and maintain our competitive position in the marketplace. We have several use, process and provisional patents, and intend to apply for additional patents in 2016 as new products, uses and manufacturing processes are developed. We maintain trademarks registered in the U.S. for our business name and related to our product brands. In addition, we have registered and maintain internet domain names related to our businesses, including “immudyne.com.”

Research and Development

Our expertise for many years has been in the enhancement of efficient, stable and cost-effective production systems for beta glucan products derived from yeast. In 2015 we incurred research and development expenses of approximately $24,000. We currently are conducting research and development on our topical products through a partnership with BIO-EC (France), as well as a separate ongoing study in the United States on a unique application of our existing products. We plan to disclose the results of these studies during 2016 as the data becomes available.

Governmental and Environmental Regulation

Our business and the manufacturing, distribution and sale of our beta glucan products are regulated in the U.S. primarily by the FDA and the FTC.

The FDA enforces the FDCA and Dietary Supplement Health and Education Act (“DSHEA”) as they pertain to foods, food ingredients, cosmetics and dietary supplement production and marketing. Dietary supplements and nutraceuticals are regulated as a category of food, not as drugs. The FDA classifies “Yeast extract (Bakers)” as generally recognized as safe (GRAS), which substances by definition are not food additives. Most GRAS substances have no quantitative restrictions as to use, although their use must conform to current GMPs. The FDA promulgates GMP guidelines to ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities and are accurately labeled. GMPs include requirements for establishing quality control procedures, designing and constructing manufacturing plants, testing ingredients and finished products and record keeping and handling of consumer product complaints. The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements and cosmetics, including the power to monitor claims made in product labeling, to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters and to institute criminal proceedings.

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

Employees

As of December 31, 2015, we had 4 employees, as well as part-time employees and numerous additional consultants worldwide. All employees and our officers and directors are eligible to participate in our group health and dental insurance plans.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. If we are unable to fund operations through our operating business, and are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our beta glucan oral and topical application products, attracting new consumers to our brand and introducing new product lines and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	enter into distribution and other strategic arrangements with other potential distributors of our all-natural raw material products;

●	increase our brand recognition;

●	expand and maintain brand loyalty; and

●	research new applications for existing products and develop new product lines and extensions.

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

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.) (“MMP”), accounted for 73% of our sales in 2015 and 79% of our sales in 2014. Our relationship with MMP is governed by a written contract, which is subject to a confidentiality agreement. The initial term of our contract with MMP will expire on December 19, 2016. Pursuant to its terms, the written contract will be automatically renewed for continuous one-year periods unless either party gives notice of its intent to terminate at least 90 days prior to the expiration of any renewal term. Additionally, our second largest customer accounted for 12% of our sales in 2015 and 12% of our sales in 2014. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of either of these customers to meet their obligations to us would adversely affect our financial results. At December 31, 2015, accounts receivable from MMP amounted to 43% and at December 31, 2014 accounts receivable from MMP amounted to 100% of total accounts receivable. We are making progress in decreasing our reliance on these two customers, as evidenced by our increased sales in our finished nutraceutical and cosmetic products business segment. However, if we lose either of these customers or they reduces the amount of business they does with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

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

We anticipate entering into international consulting and distributor agreements for our yeast beta glucan products. As a result, we expect to increase our revenues from international sales. A number of factors can prevent international sales, or substantially increase the cost of international sales, and we may encounter certain risks of doing business internationally including the following:

●	increased government regulation of the processing, formulation, packaging, labeling and advertising of our consumer products for international markets;

●	reduced protection and enforcement for our intellectual property rights;

●	unexpected changes in, or impositions of, legislative or regulatory requirements that may limit our ability to sell our products and repatriate funds to the U.S.;

●	political and economic instability;

●	fluctuations in foreign currency exchange rates;

●	difficulties in developing and maintaining distributor relationships in foreign countries;

●	difficulties in negotiating acceptable contractual terms and enforcing contractual obligations;

●	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;

●	potential trade restrictions and exchange controls;

●	creditworthiness of foreign distributors, customer uncertainty and difficulty in foreign accounts receivable collection; and

●	the burden of complying with foreign laws.

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

We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, if available funds are not sufficient to meet our current operating expenses or plans for expansion, we plan to pursue alternative financing arrangements, including bank loans, advances from our directors and officers or funds raised through offerings of our equity or debt. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including: investors’ perceptions of, and demand for, companies in our industry; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; and economic, political and other conditions in the U.S.

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

We attempt to strengthen and differentiate our products by developing new and innovative yeast beta glucan products and manufacturing processes. As a result, our patents, trademarks and other intellectual property rights are important assets to our business. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties in the U.S. and other international markets. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

●	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

●	our efforts to protect our proprietary rights may not be effective in preventing misappropriation of our intellectual property;
●	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop;

●	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature in our products or services; or

●	we may not have the financial resources to aggressively protect our intellectual property.

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

We identified material weaknesses in internal control over financial reporting for the years ended December 31, 2015 and 2014. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We plan to remediate the material weaknesses identified by us when we have sufficient funds to do so; however, we cannot assure you that there will not be additional material weaknesses and significant deficiencies that we will identify. If we are unable to identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable securities laws.

We believe that the material weaknesses did not have an effect on the reporting of the Company's financial results. However, we believe that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

Risks Related to Our Securities

Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

●	market conditions or trends in the dietary supplement industry or in the economy as a whole;

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;
●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant shareholders.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

●	bid and offer quotations for the penny stock;

●	compensation of the broker-dealer and our salesperson in the transaction;
●	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

As of March 30, 2016, Mark McLaughlin, our President and largest shareholder, beneficially owns 16.0% of our outstanding shares of common stock. In addition, Mr. McLaughlin has from time to time made advances us to support our ongoing capital needs. Mr. McLaughlin exerts significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Without the consent of Mr. McLaughlin, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests.

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

Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year, other than a fiscal year in which a registration statement under the Securities Act has gone effective, we have fewer than 300 holders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information. As of March 30, 2016, we had approximately 311 holders of record.

Certain provisions of our corporate governance documents and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

Our amended certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These include provisions that:

●	provide that our Board of Directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide our Board of Directors with the sole power to set the size of our Board of Directors and fill vacancies; and

●	provide that special meetings of shareholders may be called only by our Board of Directors, Chairman of the Board of Directors, upon written notice of demand by our President or upon written notice of demand by the holders of at least 25% of the shares of our common stock outstanding and entitled to vote.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our principal executive offices are in office space located in Mount Kisco, New York. We lease a manufacturing facility with warehouse space consisting of approximately 15,000 square feet in Florence, Kentucky, in the vicinity of the Cincinnati, Ohio, airport. The lease expires on May 31, 2016, and we expect that we will be able to renew at that time. We believe that our existing office and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is qualified for quotation on the OTC Markets-OTCQB under the symbol “IMMD” and has been quoted on the OTCQB since February 8, 2013. Previously, our common stock was quoted on the OTC Markets-OTC Pink Current, also under the symbol “IMMD.” The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter as reported in the over-the-counter markets. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	2015		2014
	High	Low	High	Low
First Quarter (through March 31)	$0.23	$0.10	$0.32	$0.20
Second Quarter (through June 30)	0.16	0.03	0.25	0.08
Third Quarter (through September 30)	0.14	0.05	0.13	0.06
Fourth Quarter (through December 31)	0.17	0.06	0.14	0.07

Holders of Record

On March 30, 2016, there were approximately 311 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, Innate Scientific, to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the fourth quarter of 2015. As a result of our joint venture with Innate, we now operate in two business segments, nutraceutical and cosmetic additives and finished nutraceutical and cosmetic products.

We have performance based contracts with our sales and marketing executives, which allows us to continue to maintain a relatively low overhead. Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of marketing and advertising expenses to increase our sales, equipment leasing costs relating to improving our operating efficiencies, as well as conducting new studies which could open new markets. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; and (ii) imposition of more stringent government regulations of our products.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In 2015 we entered into another non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans have been satisfied in full as of December 31, 2015. In addition, in November 2015, we established a $100,000 line of credit with a commercial lender for our short-term working capital needs. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” on page 6.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth the results of our operations for the years ended December 31, 2015 and 2014:

	2015		2014
	$	% of Sales	$	% of Sales
Sales	1,218,862		714,158
Cost of sales	247,772	20%	172,850	24%
Gross profit	971,090	80%	541,308	76%
Operating expenses	(1,233,307)	(102)%	(1,072,187)	(150)%
Loss from operations	(262,217)	(22)%	(530,879)	(74)%
Other income (expenses), net	89,785	7%	53,194	7%
Income tax benefit	13,200	1%	17,200	3%
Net loss attributable to noncontrolling interests	(97,240)	(9)%	-	-
Net loss attributable to Immudyne, Inc.	(61,992)	(5)%	(460,485)	(64)%

Sales in 2015 were $1.22 million, an increase of 71% from $0.71 million in 2014. Our increase in sales for 2015 was primarily attributable to the increased demand for our nutraceutical and cosmetic additives (sales of $1.1 million) and the launch of the Innate Scientific in the fourth quarter of 2015, resulting in increased sales of $0.14 of our finished cosmetic products.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased by 43% to $0.25 million in 2015 compared to $0.17 million in 2014. The increase in our cost of sales was due to our substantial increase in sales and was consistent with our expectations.

Gross profit increased 79% to $0.97 million in 2015 compared to $0.54 million in 2014. Our increase in gross profit was attributable to our increase in sales. Gross profit as a percentage of sales increased slightly to 80% in 2015 from 76% in 2014 and was consistent with our expectations.

Operating expenses consisted of general and administrative expense, compensation and related expense, professional fees, marketing expenses and research and development expenses. Overall operating expenses increased 15% to $1.23 million in 2015 from $1.07 million in 2014. The increase in our overall operating expenses was primarily attributable to our increase in marketing and research and development expenses, which we believe will lead to an increase in our sales. General and administration expense increased 5% to $0.33 million in 2015 from $0.32 million in 2014. Compensation and related expense decreased 5% to $0.53 million in 2015 from $0.56 million in 2014 as a result of compensation costs we incurred with respect to our former chief marketing officer who resigned in 2014. Professional fees decreased 18% to $0.11 million in 2015 from $0.14 million in 2014, as a result of additional legal fees we incurred in the 2014 period with respect to the settlement of certain ongoing litigation. In 2015 we also incurred an additional $0.23 in marketing expenses and approximately $24,000 of research and development expenses which we did not occur in the 2014 period related to the launch of our joint venture, Innate Scientific, and to research additional beneficial uses of our product.

Other income (expense) (net) was approximately $90,000 in 2015 compared with approximately $53,000 in 2014, an approximate increase of $37,000.  The increase was attributable to the gain on the sale of shares we held in Adiuvo Investment S.A for $0.13 million offset by interest expense we incurred to service our debt. We acquired the shares of Adiuvo Investment in connection with a planned joint venture which has since been terminated.

Net loss attributable to Immudyne in 2015 was approximately $62,000 compared to a net loss of $0.46 million in 2014, a decrease of $0.40 million or 87%. We consolidated the operations of our joint venture, Innate Scientific, and reflect a non-controlling interest for 66.67% of these operations. Net loss as a percentage of sales was 5% in 2015 compared to 64% in 2014.  Our decreased net loss was attributable to our increase in sales due to the increased demand for our nutraceutical and cosmetic additives and the launch of Innate Scientific in the fourth quarter of 2015 resulting in increased sales of our finished cosmetic products.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative cash flows in the 2015 and 2014 fiscal years and had a negative net working capital position at December 31, 2015. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) being able to fund operations through 2016. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however no assurances can be made that we will be successful in our endeavors to raise additional capital.

In the first quarter of 2014 we received $132,000 from a legal settlement that was used to fund our operations and on September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In 2015 we entered into another non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans have been satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount is outstanding in full as of December 31, 2015. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016.

Comparison of Years Ended December 31, 2015 and 2014

We had net working capital of approximately $181,000 at December 31, 2015, an increase from net working capital of approximately ($170,000) at December 31, 2014. The ratio of current assets to current liabilities was 1.7-to-1 at December 31, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(295,124)	$33,439
Investing activities	127,261	-
Financing activities	325,352	(113,000)

Net cash flow used in operating activities was $295,124 in 2015 compared to net cash provided by operating activities of $33,439 in 2014. The decrease in the amount of cash provided by our operating activities was as a result of cash used to launch our joint venture, Innate Scientific, and due to marketing, research and development expenses incurred in the fourth quarter of 2015, as well as a significant increase in our accounts receivable.

Net cash flow provided by investing activities was $127,261 in 2015 as a result of our sale of shares we held in Adiuvo Investment S.A. that were acquired in connection with a planned joint venture which has since been terminated.

Net cash flow provided by financing activities was $325,352 in 2015 compared to $113,000 used by financing activities in 2014. The increase was primarily attributable to an increase in our notes payable of $305,000 and the investment in Innate Scientific by our partners of $178,152, offset by repayments on certain notes and the repurchase of shares of our common stock. In 2014, we repaid certain outstanding notes in the amount of $80,000 and invested $100,000 for a minority interest (less than 1%) in Adiuvo.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. On September 30, 2014, we borrowed $50,000 pursuant to a short term loan agreement entered into with a private investor for our ongoing working capital needs. This short term loan agreement was paid in full on its maturity on November 14, 2014. In 2015 we entered into another non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans have been satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount is outstanding in full as of December 31, 2015. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement. Royalty expense amounted to $20,157 and $45,000 for the years ended December 31, 2015 and 2014, respectively. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Innate Scientific in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our PEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2015 our PEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our PEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s PEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's PEO/PFO in connection with his review of our financial statements as of December 31, 2015.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position	Age
Anthony G. Bruzzese, M.D.	Chairman	61
Mark McLaughlin	President, Chief Executive Officer and Director	58
John R. Strawn, Jr.	Director	55
Dr. Joseph DiTrolio, M.D.	Director and Chief Medical Officer (North America)	65
Dr. Sven Rohmann M.D.	Director and Chief Medical Officer (Global)	54

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

Dr. Sven Rohmann, M.D., Director and Chief Medical Officer

Dr. Rohmann was appointed to our board of directors and as Chief Medical Officer on September 15, 2015. Dr. Rohmann served 10 years as an International Marketing Manager, Business Area Manager, and Global Head of the Strategic Marketing of the business area oncology at Merck. During his tenure at Merck, he was involved in the successful licensing of Erbitux from ImClone and the establishment of Merck Oncology. He served as the Head of laboratories performing cardiovascular preclinical research, then Evaluation Manager and International Product Manager for cardiovascular products at Merck. In addition, Dr. Rohmann served as an Interim Chief Executive Officer of BioVisioN AG, Hannover, Germany from 2003 to 2005.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K. Currently, we have a single named executive officer, 4 employees, as well as a few part-time employees and numerous additional consultants. As our business continues to grow, and we become more experienced as a fully-reporting public company, our Board of Directors plans to implement a code of ethics.

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2015 and 2014.

Summary Compensation Table

		Salary	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)		($)		($)
Mark McLaughlin	2015	145,600	-	-	(3)	52,000	(4)	197,600
President, Chief Executive Officer and Director(2)	2014	145,600	-	-	(3)	7,000	(4)	152,600

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin receives no compensation for serving as a member of our Board of Directors.

(3)	Under his employment agreement entered into on April 20, 2011, as amended, Mr. McLaughlin earns an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2015 or 2014, and no incentive bonus was earned or awarded.

(4)	In December of 2014, the Board of Directors authorized a one-year extension of warrants to purchase 1.5 million shares of our common stock at $0.12 per share that were set to expire as consideration, in part, for certain monetary advances made by Mr. McLaughlin to the Company. The warrants with such one-year extension of the expiration date in 2014 had an incremental fair value of $7,000. The warrants were further extended in 2015 for an additional two-years as consideration for Mr. McLaughlin’s personal guarantee of a loan made to the Company, extensions of various interest-free advances and for his provision of rent-free office spaces to the Company.

The following table sets forth information concerning the outstanding equity awards held by our principal executive officer at December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End for 2015
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unearned		Option Exercise Price ($)	Option Expiration Date
Mark McLaughlin(1)	1,000,000	-	-		0.10	03/07/2018
	1,800,000	-	-		0.20	04/20/2021
	500,000	-	-		0.40	04/20/2021
	-	-	500,000	(2)	0.40	04/20/2021
	-	-	500,000	(3)	0.80	04/20/2021

(1)	All options held by Mr. McLaughlin are fully vested from grant date and exercisable on a cashless basis.

(2)	Options become earned and exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date.

(3)	Options become earned and exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

Employment Agreement

On October 12, 2012, we entered into a five-year employment agreement with Mr. McLaughlin, our President and Chief Executive Officer, under which he is to be compensated at $145,600 per annum. In addition to his base salary, Mr. McLaughlin will earn an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We also granted to Mr. McLaughlin under his employment agreement, as amended, 10-year, fully-vested options to purchase an aggregate of 3.3 million shares of our common stock, such options consisting of the right to purchase: (i) 1.8 million shares of our common stock at $0.20 per share; (ii) 0.5 million shares of our common stock at $0.40 per share; (iii) 0.5 million shares of our common stock at $0.40 per share upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iv) 0.5 million shares of our common stock at $0.80 per share upon our achieving $10 million in revenues in any fiscal year prior to the expiration date. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under Mr. McLaughlin’s employment agreement will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2015.

Director Compensation for 2015
	Fees Earned or Paid in Cash	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name	($)	($)(1)		($)		($)		($)
Anthony G. Bruzzese, M.D.	-	-	(2)	-		3,000	(2)	3,000
John R. Strawn, Jr.	-	-	(3)	-		-		-
Joseph DiTrolio, M.D.	-	-	(4)	-	(4)	-	(4)	-
Sven Rohmann, M.D.	13,200	-	(5)	-	(5)	-	(5)	13,200

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	As of December 31, 2015, Dr. Bruzzese held fully-vested options to purchase an aggregate of 1,310,000 shares of our common stock, such options consisting of the right to purchase: (i) 500,000 shares of our common stock at $0.20 per share with an expiration date of December 31, 2016; (ii) 560,000 shares of our common stock at $0.20 per share with an expiration date of April 20, 2021; and (iii) 250,000 shares of our common stock at $0.40 per share with an expiration date of April 20, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Dr. Bruzzese is exercisable on a cashless basis. In December 2015, the Board of Directors authorized a one-year extension of the expiration for fully vested options held by Dr. Bruzzese to purchase 500,000 shares of our common stock at $0.20 per share as consideration, in part, for certain monetary advances made by Dr. Bruzzese to the Company. This option extension had an incremental fair value of $3,000.

(3)	As of December 31, 2015, Mr. Strawn held fully-vested options to purchase an aggregate of 2,000,000 shares of our common stock, such options consisting of the right to purchase: (i) 1,000,000 shares of our common stock at $0.20 per share with an expiration date of July 1, 2021; (ii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021; and (iii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Mr. Strawn is exercisable on a cashless basis.

(4)	Under his director’s agreement effective as of September 4, 2014, Dr. DiTrolio was granted options consisting the right to purchase (i) 250,000 shares of our common stock at $0.20 per share with an expiration date of September 4, 2024; and (ii) 125,000 shares of our common stock at an exercise price of $0.40 per share with an expiration date of September 4, 2024, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Dr. DiTrolio was also granted options to purchase shares of our common stock in connection with his consulting agreement with the company. See “Consulting Agreement with Directors” under “Certain Relationships and Related Transactions.”

(5)	The compensation earned by Dr. Rohmann is pursuant to his consultant agreement with the Company which was entered into prior to his appointment as a director. See “Consulting Agreement with Directors” under “Certain Relationships and Related Transactions.”

The Board of Directors may determine remuneration to be paid to the directors with interested members refraining from voting. Our independent directors each have entered into director’s agreements with us, pursuant to which they will receive annual cash compensation of an amount to be negotiated and agreed upon when we have the financial wherewithal to pay such compensation for their service. We also made grants of 10-year, fully-vested options to purchase 810,000 and 2,000,000 shares of our common stock as described in the footnotes to the above table to Dr. Bruzzese and Mr. Strawn, respectively, pursuant to their director’s agreements effective as of April 20, 2011. Dr. DiTrolio was granted 10-year, fully-vested options to purchase 325,000 shares of our common stock as described in the footnote to the above table. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under the directors’ agreements will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower. We do not compensate our non-independent director, Mr. McLaughlin, for serving as our director. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan specifically for our directors, but all directors are eligible to participate in our employee group health and dental insurance plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 30, 2016, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Lane Deyoe 11997 N. Lake Dr. Boynton Beach, FL 33436	3,795,629	(1)	11.7%
Directors and named executive officer
Mark McLaughlin	10,549,392	(2)	28.2%
Anthony G. Bruzzese, M.D.	2,350,799	(3)	7.1%
John R. Strawn, Jr.	2,115,000	(4)	6.3%
Joseph DiTrolio, M.D.	350,000	(5)	1.1%
Sven Rohmann, M.D.	550,000	(6)	1.7%
Directors and named executive officer as a group(5 persons)	15,915,191		38.5%

(1)	Includes 195,000 shares and presently-exercisable warrants to purchase 474,831 shares held of record by the Deyoe Family Limited Partnership over which Mr. Deyoe has sole voting and dispositive power. Also includes presently-exercisable options to purchase 300,000 shares.

(2)	Consists of 588,236 shares held of record by McLaughlin International, Inc., presently-exercisable warrants to purchase 1,500,000 shares, presently-exercisable warrants to purchase 294,118 shares held of record by McLaughlin International, Inc. and presently-exercisable options to purchase 3,639,313 shares. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(3)	Consists of 115,000 shares held jointly with Dr. Bruzzese’s spouse, presently-exercisable warrants to purchase 219,666 shares and presently-exercisable options to purchase 1,100,800 shares.

(4)	Includes 400,000 shares and presently-exercisable warrants to purchase 200,000 shares held of record by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, and presently-exercisable options to purchase 1,500,000 shares.

(5)	Consists of presently-exercisable options to purchase 350,000 shares.

(6)	Includes presently-exercisable options to purchase 500,000 shares.

We are not aware of any arrangements that could result in a change in control of the Company.

As of December 31, 2015, we have no formal equity compensation plan in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation” beginning on page 30, the following describes transactions since January 1, 2014, to which we have been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end and in which any of our directors, executive officer or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Royalty Agreement

We were subject to a royalty agreement, pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. We entered into the royalty agreement to settle a suit between Mr. McLaughlin and us, over disputed patent and licensing arrangements. Mr. McLaughlin, our President, has a 60% interest in the royalties paid under the agreement, or $136,305, and Akin, Gump, Strauss, Hauer & Feld L.L.P., Mr. McLaughlin’s counsel in the matter, is entitled to the remaining 40% interest. During the year ended December 31, 2015, the Company’s sales reached the maximum amount under which the Company is required to pay royalty under the agreement. Mr. McLaughlin converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of the Company’s common stock at a conversion rate of $0.17 per share. As consideration for Mr. McLaughlin foregoing the cash payment due him for several years, we granted him a three year option to purchase 339,473 shares of Immudyne’s common stock at $0.10 per share. Royalty expense under the agreement amounted to $20,157 and $45,000 for the years ended December 31, 2015 and 2014, respectively

Indebtedness to our President, Directors and Shareholders

From time to time, Mr. McLaughlin, our President, has made short-term advances to us for our operating needs. These advances bear no interest, are unsecured and have no fixed terms of repayment.  In 2014, the largest aggregate amount of principal outstanding was $17,000 and no interest was paid thereon. In 2015, the largest principal amount outstanding was $30,000, and no interest was paid thereon. As of December 31, 2015, no amounts are due to Mr. McLaughlin for any advances as they have been repaid in full.

From time to time, Dr. Bruzzese, our Chairman, has made advances to us for our operating needs. These advances bore interest at 5% per annum, were unsecured and had no fixed terms of repayment. Since 2014, the largest aggregate amount of principal outstanding was $10,200. In 2014, no principal was paid and $595 of interest was paid. In 2015, $445.95 of interest was accrued and the total principal amount and accrued interest was satisfied by the issuance of 60,000 shares of our common stock at $0.17 per share and three year options to purchase 40,800 shares of our common stock.

Lane Deyoe, a greater than 10% shareholder of company, loaned us $75,000 at 5% per annum for our operating needs on July 23, 2015. As consideration for the extension of the loan, we granted Mr. Deyoe three year options to purchase 300,000 shares of our common stock. In December 2015 the loan was satisfied through the issuance of 441,177 shares of our common stock.

Employment Arrangements with an Immediate Family Member of our President

Brunilda McLaughlin, the wife of Mr. McLaughlin, our President, is our full time accounting and accounts receivable employee. Under our employment agreement with Mrs. McLaughlin, we compensate her for her full-time services with (a) cash compensation of $3,000 per month; (b) 10-year, fully-vested options with cashless exercise rights to purchase 200,000 shares of our common stock at $0.20 per share; (c) 10-year, fully-vested options with cashless exercise rights to purchase 100,000 shares of our common stock at $0.40 per share, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (d) an annual incentive bonus award amounting to 0.5% of our pre-tax earnings.

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

Consulting Agreement with Directors

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

Dr. Sven Rohmann has a consulting agreement with us, which we entered into prior to his appointment to our Board of Directors. Pursuant to this consultant agreement, Dr. Rohmann is entitled to a monthly fee of $1,100.

Director Independence

Our Board of Directors currently is comprised of five directors, Dr. Bruzzese, Dr. DiTrolio, Dr. Rohmann and Messrs. McLaughlin and Strawn. While we are not subject to any director independence requirements because of our quotation on the OTC Markets-OTQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, the Board of Directors has determined that Dr. Bruzzese qualifies as an independent director. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page 33 of this Annual Report. The Board of Directors currently has no separately designated standing committees.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected PKF O’Connor Davies, a division of O’Connor Davies, LLP (“PKF”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2015 and 2014. PKF has served as our independent accountant since 2010. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2015 and 2014, for professional services rendered by PKF were as follows:

	2015	2014
Audit fees	$49,000	$49,289
Audit-related fees	—	—
Tax fees	5,500	5,735
All other fees	—	—

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

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Immudyne, Inc.

We have audited the accompanying consolidated balance sheet of Immudyne, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immudyne, Inc. at December 31, 2015 and 2014, and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant accumulated deficit through December 31, 2015, and has incurred negative cash flows for the year ended December 31, 2015. The Company may not have adequate readily available resources to fund operations through December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O'Connor Davies, LLP

New York, NY

March 29, 2016

Immudyne, Inc.

Consolidated Balance Sheet

	December 31
	2015	2014

ASSETS
Current Assets
Cash	$232,984	$75,495
Trade accounts receivable, net	154,436	14,970
Inventory	61,051	41,008
Total Current Assets	448,471	131,473

Furnishings and equipment	-	43,748

Total Assets	$448,471	$175,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$167,481	$274,319
Notes payable	100,000	27,200
Total Current Liabilities	267,481	301,519

Deferred tax liability	-	13,200
Total Liabilities	267,481	314,719

Immudyne, Inc. Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,010,375 and 30,729,973 shares issued and outstanding in 2015 and 2014, respectively	320,103	307,299
Additional paid-in capital	8,366,313	8,077,549
Accumulated (deficit)	(8,586,338)	(8,524,346)
Total Immudyne, Inc. Stockholders’ Equity (Deficit)	100,078	(139,498)

Noncontrolling interests	80,912	-

Total Stockholders’ Equity (Deficit)	180,990	(139,498)

Total Liabilities and Stockholders’ Equity (Deficit)	$448,471	$175,221

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Operations

	Year Ended December 31
	2015	2014

Sales	$1,218,862	$714,158

Cost of sales	247,772	172,850

Gross Profit	971,090	541,308

Compensation and related expenses	(532,421)	(558,968)

Professional fees	(114,890)	(139,551)

Marketing expenses	(230,661)	(57,248)

Research and development expenses	(23,925)	-

General and administrative expenses	(331,410)	(316,420)

Operating (Loss)	(262,217)	(530,879)

Gain on sale of Adiuvo Investment S.A. stock	127,261	-

License Fee	-	50,000

Other income	-	7,877

Interest (expense)	(37,476)	(4,683)

Net (Loss) Before Taxes	(172,432)	(477,685)

Deferred income tax benefit	13,200	17,200

Net (Loss)	(159,232)	(460,485)

Net (loss) attributable to noncontrolling interests	(97,240)	-

Net (Loss) attributable to Immudyne, Inc.	$(61,992)	$(460,485)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	30,810,000	30,372,000

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Total	interest	Total

Balance at December 31, 2013	30,104,973	$301,049	$7,958,299	$(8,063,861)	$195,487	$-	$195,487

Issuance of common Stock for services	625,000	6,250	74,250	-	80,500	-	80,500

Issuance of stock options	-	-	23,000	-	23,000	-	23,000

Extension of option and warrant expiration dates	-	-	22,000	-	22,000	-	22,000

Net (loss)	-	-	-	(460,485)	(460,485)	-	(460,485)

Balance at December 31, 2014	30,729,973	307,299	8,077,549	(8,524,346)	(139,498)	-	(139,498)
Amortization of stock options	-	-	22,300	-	22,300	-	22,300
Purchase of company stock	(120,000)	(1,200)	(9,600)	-	(10,800)	-	(10,800)
Issuance of company stock for notes and other payables	1,000,402	10,004	160,064	-	170,068	-	170,068
Issuance of common stock for services	500,000	5,000	60,000	-	65,000	-	65,000
Company stock cancelled	(100,000)	(1,000)	1,000	-	-	-	-
Extension of option and warrant expiration dates	-	-	55,000	-	55,000	-	55,000
Investment in subsidiary by noncontrolling interest	-	-	-	-	-	178,152	178,152

Net (loss)	-	-	-	(61,992)	(61,992)	(97,240)	(159,232)

Balance at December 31, 2015	32,010,375	$320,103	$8,366,313	$(8,586,338)	$100,078	$80,912	$180,990

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(159,232)	$(460,485)
Adjustments to reconcile net (loss) to net Cash (used) provided by operating activities
Depreciation	43,748	56,975
Deferred tax benefit	(13,200)	(17,200)
Stock compensation expense	77,300	45,000
Common stock issued for services	65,000	80,500
Gain on sale of Adiuvo Investment S.A. stock	(127,261)	-
Changes in Assets And Liabilities
Trade accounts receivable	(139,466)	62,505
Legal settlement proceeds receivable	-	132,000
Inventory	(20,043)	45,187
Accounts payable and accrued expenses	(21,970)	88,957
Net Cash (Used) provided by Operating Activities	(295,124)	33,439

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Adiuvo Investment S.A. stock	127,261	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit payable	-	(100,000)
Increase in notes payable	305,000	67,000
Repayment of note payable	(147,000)	(80,000)
Purchase of Company stock	(10,800)	-
Investment in subsidiary by noncontrolling interest	178,152	-
Net Cash Provided (Used) by Financing Activities	325,352	(113,000)

Net increase (decrease) in cash	157,489	(79,561)

Cash at beginning of the year	75,495	155,056

Cash at end of the year	$232,984	$75,495

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash paid for interest	$28,976	$4,683

Issuance of company stock for notes and other payables	$170,068	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Business Organization and Going Concern

Immudyne, Inc. (the “Company”) is a Delaware corporation established to develop, manufacture and sell natural immune support products containing the Company’s proprietary yeast beta glucans, a group of beta glucans naturally occurring in the cell walls of yeast that have been shown through testing and analysis to support the immune system. The Company’s products include once a day oral intake tablets and topical creams and gels for skin application. The Company concentrates its sales and marketing efforts on healthcare professionals, distributors for its all-natural raw material ingredient products and direct-to-consumer sales.

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Innate Scientific, LLC (“Innate”).  Under the terms of the joint venture agreement, the Company holds a 33.33% equity interest, and a 51% controlling voting interest, in Innate. Innate was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Innate Scientific is also currently pursuing other opportunities.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2015, the Company has an accumulated deficit approximating $8.5 million and has incurred negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at December 31, 2015, and projected cash needs in 2016, management may raise additional funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, Innate. The non- controlling interest in Innate represents the 66.67% equity interest held by other members of the joint venture. All intercompany transactions have been eliminated.

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of inventory and stockholders’ equity based transactions. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Inventory

At December 31, 2015 and 2014, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and a third party warehouse in Nevada.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At December 31, 2015 the Company recorded an inventory reserve in the amount of $20,000 ($40,000 at December 31, 2014). Inventory consists of the following:

	December 31
	2015	2014

Raw materials	$25,761	$4,350
Finished products	35,290	36,658
	$61,051	$41,008

Furnishings and Equipment

Furnishings and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer accepts the product. If applicable, provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $35,000 in 2015.

Delivery is considered to have occurred when title and risk of loss have transferred to the customer. If title does not pass until the product reaches the customer’s delivery site or the customer accepts the product, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Revenue for the year ended December 31, 2015 consists of nutraceutical and cosmetic additives ($1,079,289) and finished cosmetic products ($139,573). Revenue for the year ended December 31, 2014 consists of nutraceutical and cosmetic additives.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2015 the accounts receivable reserve was approximately $18,000.

Segments

The guidance for disclosures about segments of an enterprise requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company manages its operations in two reportable segments for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the United States, and all significant assets are held in the United States, or United States territories.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Segments (continued)

A summary of the company’s reportable segments as of and for the year ended December 31, 2015 is as follows:

	Nutraceutical and Cosmetic Additives	Finished Cosmetic Products	Eliminations	Total

Total assets	$412,324	$101,828	$65,681	$448,471

Total sales	$1,092,289	$139,573	$13,000	$1,218,862

Net (loss)	$(13,372)	$(145,860)	$-	$(159,232)

Depreciation expense	$43,748	$-	$-	$43,748

Income Taxes

The Company files Corporate Federal and State tax returns, while Innate, which was formed as a limited liability corporation, files a separate tax return with any tax liabilities or benefits passing through to its members.

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

The Company’s tax returns for all years since December 31, 2012, remain open to taxing authorities.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

Common stock equivalents comprising shares underlying 12,775,273 and 14,107,720 options and warrants at December 31, 2015 and 2014, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

Recent Accounting Pronouncements

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, the Company will adopt this standard in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's consolidated financial condition, results of operations, and cash flows.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

At December 31, 2015 and 2014, the Company had no investments recorded at fair market value.

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable and accounts payable and accrued expenses and notes payable approximate fair value for all periods presented.

Noncontrolling Interests

The Company accounts for its less than 100% interest in Innate in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest share of net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

Notes to Consolidated Financial Statements

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

One customer in the nutraceutical and cosmetic additives division accounted for 73% and 79% of consolidated sales for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, this customer accounted for 43% and 100% of accounts receivable, respectively.

A second customer in the nutraceutical and cosmetic additives division accounted for 12% and 12% of consolidated sales for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, this customer accounted for 24% and 0% of accounts receivable, respectively.

3.	Furnishings and Equipment

Furnishings and equipment consisted of the following:

	December 31
	2015	2014

Furnishings and equipment, at cost	$679,291	$679,291
Accumulated depreciation	679,291	635,543
	$-	$43,748

Depreciation expense amounted to $43,748 and $56,975 for years ended December 31, 2015 and 2014, respectively.

4.	Investment in Adiuvo Investment S.A.

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. During 2015 AI shares commenced trading on the Warsaw exchange in Poland, and the Company sold its entire investment, receiving $127,261, net of transaction costs. Due to the investment’s limited liquidity and uncertain valuation prior to its sale, the Company accounted for its interest in AI at no value. The proceeds of the Company’s sale of AI stock, $127,261, are recorded as gain on sale of Adiuvo Investment S.A. stock in the accompanying statement of operations for the year ended December 31, 2015.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

5.	Notes Payable

Notes payable are due to officers, directors, and shareholders and a commercial lender and are summarized as follows:

	Officers, Directors, and Shareholders	Commercial Lenders	Total

Balance at December 31, 2013	$40,200	$-	$40,200
Borrowing	67,000	-	67,000
Repayment	(80,000)	-	(80,000)
Balance at December 31, 2014	27,200	-	27,200

Borrowing	105,000	200,000	305,000
Repayment	(47,000)	(100,000)	(147,000)
Conversion to common stock	(85,200)	-	(85,200)

Balance at December 31, 2015	$-	$100,000	$100,000

Officers, directors, and shareholders

Notes payable to officers, directors, and shareholders are generally payable on demand with interest at 5% per annum. During 2015 two shareholders, with notes totaling $85,200, converted the notes to Company stock at seventeen cents per share. Interest expense related to officers, directors, and shareholders notes amounted to $10,508 and $4,683 for the years ended December 31, 2015 and 2014, respectively. Interest expense for the year ended December 31, 2015 includes $8,500 resulting from the issuance of stock options. (see note 7)

Commercial lenders

In January 2015 the Company borrowed $100,000 from a commercial lender. The loan required payment of principal and interest in 252 daily payments of $492 each commencing January 12, 2015. In December 2015 the Company repaid the remaining outstanding principal balance. Interest for the year ended December 31, 2015 amounted to $25,425.

In November 2015 the Company borrowed $100,000 from a second commercial lender. The loan incurs interest at 11% and is payable on November 1, 2016. Interest for the year ended December 31, 2015 amounted to $1,543.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

6.	Income Taxes

The Company incurred a loss for the years ended December 31, 2015 and 2014 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2015, the Company had available net operating loss carryforwards of approximately $2,730,000, expiring during various years through 2035.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	December 31
	2015	2014

Net operating loss	$930,000	$975,000
Valuation allowance	(930,000)	(975,000)
Total	$-	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The deferred tax liability of $0 and $13,200 at December 31, 2015 and 2014, respectively, results from the difference in the carrying amount of furnishings and equipment between financial reporting and income tax reporting.

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

In July 2015 the Company granted 300,000 options valued at $7,500 to a shareholder in conjunction with the issuance of a $75,000 note payable. The options are fully vested and expire in three years. In December 2015, the Company satisfied the $75,000 note payable through the issuance of 441,177 shares of Company common stock.

In December 2015, the Company satisfied $10,200 of notes payable to a director through the issuance of 60,000 shares of Company common stock. The Company issued 40,800 options valued at $1,000 to the director in conjunction with this transaction. The options are fully vested and expire in three years.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

7.	Stockholders’ Equity (continued)

In December 2015, the Company satisfied $84,868 of royalties payable to the Company’s President through the issuance of 499,225 shares of Company common stock (see note 8). In conjunction with this transaction, the Company issued 339,473 options valued at $13,000 to the President of the Company at an exercise price of $0.10 per share. The options are fully vested and expire in 3 years.

Service-Based Stock Options

In October 2015 the Company issued 110,000 service-based options valued at $2,800 to two consultants at exercise prices of $0.20 per share. The options are fully vested and expire in 10 years.

In November 2015 the Company cancelled 100,000 shares of company common stock and 200,000 fully vested service-based options issued to two consultants.

In November 2015 the Company issued 500,000 shares of common stock valued at $65,000 to a consultant.

Also in 2015, the Company extended the expiration date of 500,000 options held by a director one year from 2015 to 2016 and 1,500,000 warrants held by the Company’s President two years from 2015 to 2017. The fair value of these modifications amounted to $55,000.

In January 2014 the Company granted 100,000 shares of restricted common stock valued at $28,000 to a consultant, which were subsequently cancelled in November 2015 (see above), and in September 2014 the Company issued 525,000 shares of restricted stock valued at $52,500 to four additional consultants.

During 2014, the Company extended the expiration date of 500,000 options and 1,500,000 warrants one year from 2014 to 2015. Also in 2014, the Company issued an additional 450,000 service-based and 300,000 performance-based options.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

7.	Stockholders’ Equity (continued)

Service-Based Stock Options

A summary of the outstanding service-based stock options are as follows:

Number of Options

Balance at December 31, 2013	9,985,000
Granted	450,000

Balance at December 31, 2014	10,435,000
Granted	790,273
Cancelled	(200,000)

Balance at December 31, 2015	11,025,273

Options exercisable at December 31, 2015 and 2014 amounted to 11,025,273 and 10,335,000, respectively.

All outstanding options have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired.

The intrinsic value of options outstanding and exercisable amounted to $33,605 and $0 at December 31, 2015 and December 31, 2014, respectively.

The following is a summary of outstanding service-based options at December 31, 2015:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,680,273	3 years
$0.20 - $0.25	8,195,000	6 years
$0.40	1,150,000	6 years
Total	11,025,273

The fair value of the 790,273 service-based options granted in 2015 amounted to $22,300 which has been expensed during the year. All options granted during 2015 are fully vested. The fair value of the 450,000 service-based options granted in 2014 amounted to $17,500 which has been expensed during 2014. All options granted during 2014 are fully vested.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

7.	Stockholders’ Equity (continued)

Performance-Based Stock Options

As of December 31, 2015 the Company had granted performance-based options to purchase 9,305,000 shares of common stock at exercise prices ranging from $0.20 to $5.00. The options expire at various dates between 2021 and 2025 and are exercisable upon the Company achieving annual sales revenue ranging from $2,000,000 and $100,000,000. The fair value of these performance-based options aggregated $333,700 and will be expensed over the implicit service period commencing once management believes the performance criteria will be met. Accordingly, at December 31, 2015, the unearned compensation for performance based options is $333,700.

In addition to the 9,305,000 above, in August 2014, the Company issued 300,000 options with an exercise price of $0.20 to a consultant. Management valued these options at $8,000 and had amortized them over the implicit service period of one year. The vesting of the options was contingent upon the completion of a clinical study that was not completed. Accordingly, in the fourth quarter of 2015 the Company reversed the $8,000 compensation cost previously expensed.

Stock based compensation expense amounted to $142,300 and $125,500 for the years ended December 31, 2015 and 2014, respectively. Such amounts are included in compensation and related expenses ($133,800 in 2015 and $125,500 in 2014) and interest expense ($8,500 in 2015).

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2013	3,887,720	0.29	2014 - 2016
Expired	(115,000)	0.40	2014

Balance at December 31, 2014	3,772,720	0.29	2015 - 2016
Expired	(2,022,720)	0.40	2015

Balance at December 31, 2015	1,750,000	0.16	2016 - 2017

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

7.	Stockholders’ Equity (continued)

The fair value of options and warrants granted (or extended) during the years ended December 31, 2015 and 2014, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014

Expected volatility	50%	50%
Risk free interest rate	2%	2%
Expected dividend yield	-	-
Expected option term (in years)	1 - 5	1 - 5
Weighted average grant date fair value	$0.03	$0.02

8.	Royalties

The Company is subject to a royalty agreement based upon sales of certain skin care products. The agreement requires the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company is required to pay a royalty under this agreement. Royalty expense amounted to $20,157 and $45,000 for the years ended December 31, 2015 and 2014, respectively. During 2015, the Company’s President who has a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of company stock at 0.17 cents per share.

Included in accounts payable and accrued expenses at December 31, 2015 and 2014 was $56,579 and $132,986, respectively, in regards to this agreement.

9.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Minimum base rental payments of $17,578 for the year ended December 31, 2016 are required under the lease. Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. In addition, Innate operates in Puerto Rico in space owned by one of the parties to the joint venture. Rent expense for the years ended December 31, 2015 and 2014, was $65,968 and $52,301, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

9.	Commitments and Contingencies (continued)

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for individual annual compensation of up to $145,000 and the issuance of stock options, at exercise prices ranging from $0.20 to $5.00, to purchase 9,305,000 shares of common stock issuable upon the Company’s revenue exceeding amounts ranging from $2,000,000 to $100,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating up to 15% (with no individual having more than 5%) of the Company’s pretax income.

Restricted Stock

The Company has entered into an agreement with consultants of Innate to issue each consultant 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Innate to the Company. As of December 31, 2015 no shares have been issued under this agreement. The amount of shares to be issued by the Company to consultants is capped at 3,000,000.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At December 31, 2015, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

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

IMMUDYNE, INC.
(Registrant)

Date: March 30, 2016	By:	/s/ Mark McLaughlin
Mark McLaughlin Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark McLaughlin his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Bruzzese	Chairman of the Board	March 30, 2016
Anthony G. Bruzzese, M.D.

/s/ Mark McLaughlin	President, Chief Executive Officer and Director	March 30, 2016
Mark McLaughlin	(Principal Executive, Financial and Accounting Officer)

/s/ John R. Strawn, Jr.	Director	March 30, 2016
John R. Strawn, Jr.

/s/ Joseph DiTrolio	Director	March 30, 2016
Joseph DiTrolio

/s/ Sven Rohmann	Director	March 30, 2016
Sven Rohmann

*By:	/s/ Mark McLaughlin
Mark McLaughlin
Attorney-in-fact

37

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.2	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.3	Bylaws of Immudyne, Inc. as currently in effect(Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
4.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
5.1	Opinion of Newman & Morrison LLP (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.1	Written Description of Royalty Agreement between Immudyne, Inc. and Mark McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.2#	Employment Agreement, as amended, between Immudyne, Inc. and Mark McLaughlin, effective as of October 12, 2012 Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.3#	Director Agreement between Immudyne, Inc. and Anthony Bruzzese M.D., dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.4#	Director Agreement between Immudyne, Inc. and Joseph V. DiTrolio, dated as of September 4, 2014 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10K filed on March 30, 2015)
10.5#	Director and Legal Services Agreement between Immudyne, Inc. and John R. Strawn, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.6	Employment Agreement, as amended, between Immudyne, Inc. and Brunilda McLaughlin d/b/a McLaughlin International, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.7	Lease Agreement, as amended, between Cabot Industrial Properties L.P. and Immudyne Inc., dated May 15, 2011 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.8	Letter Agreement between Immudyne, Inc. and MMP, dated December 19, 2011(Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on January 23, 2013)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10K)
31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Definition Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or arrangement.

†	Filed herewith.

38