Form 10-Q
period 2016-03-31
Immudyne, Inc.
filed 2016-05-16
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES ☐    NO ☒

32,010,375 shares of common stock outstanding as of May 13, 2016.

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

i

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS
Current Assets
Cash	$203,622	$232,984
Trade accounts receivable, net	299,338	154,436
Inventory, net	138,494	61,051

Total Current Assets	$641,454	$448,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$336,963	$167,481
Notes payable	100,000	100,000

Total Current Liabilities	436,963	267,481

Immudyne, Inc. Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,010,375 shares issued and outstanding	320,103	320,103
Additional paid-in capital	8,405,180	8,366,313
Accumulated (deficit)	(8,648,387)	(8,586,338)

Total Immudyne, Inc. Stockholders’ Equity	76,896	100,078

Noncontrolling interests	127,595	80,912

Total Stockholders’ Equity	204,491	180,990

Total Liabilities and Stockholders’ Equity	$641,454	$448,471

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$1,641,028	$288,277

Cost of sales	1,337,942	74,216

Gross Profit	303,086	214,061

Compensation and related expenses	(240,455)	(85,390)

Professional fees	(69,315)	(35,508)

General and administrative expenses	(98,412)	(85,329)

Operating (Loss) Income	(105,096)	7,834

Interest (expense)	(3,063)	(10,468)

Net (Loss) Before Taxes	(108,159)	(2,634)

Deferred income tax benefit	-	4,300

Net (Loss) Income	(108,159)	1,666

Net (Loss) income attributable to noncontrolling interests	(46,110)	-

Net (Loss) income attributable to Immudyne, Inc.	$(62,049)	$1,666

Basic and diluted (loss) income per share attributable to Immudyne, Inc.	$(0.00)	$0.00

Average number of common shares outstanding
Basic	32,010,375	30,729,973

Diluted	32,010,375	31,363,306

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2016

(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Total	interest	Total

Balance at December 31, 2015	32,010,375	$320,103	$8,366,313	$(8,586,338)	$100,078	$80.912	$180,990
Stock based compensation	-	-	38,867	-	38,867	-	38,867

Investment in subsidiary by noncontrolling interest	-	-	-	-	-	92,793	92,793

Net (loss)	-	-	-	(62,049)	(62,049)	(46,110)	(108,159)

Balance at March 31, 2016	32,010,375	$320,103	$8,405,180	$(8,648,387)	$76,896	$127,595	$204,491

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(108,159)	$1,666
Adjustments to reconcile net income (loss) to net cash (used) by operating activities
Depreciation	-	14,243
Deferred tax benefit	-	(4,300)
Stock compensation expense	38,867	2,000
Changes in Assets And Liabilities
Trade accounts receivable	(144,902)	(58,480)
Inventory	(77,443)	(2,452)
Accounts payable and accrued expenses	169,482	(22,864)
Net cash (used) by operating activities	(122,155)	(70,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest	92,793	-
Increase in notes payable	-	100,000
Repayment of notes payable	-	(35,257)
Net cash provided by financing activities	92,793	64,743

Net (decrease) in cash	(29,362)	(5,444)

Cash at beginning of the period	232,984	75,495

Cash at end of the period	$203,622	$70,051
Supplemental Schedule of Non-Cash Activities
Cash paid during the period for interest	$3,063	$10,468

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Innate Scientific, LLC (“Innate”).  Under the terms of the joint venture agreement, the Company holds a 33.3% equity interest, and a 51% controlling voting interest, in Innate (See Note 10 - Subsequent Events). Innate was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Innate Scientific is also currently pursuing other opportunities.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2016, the Company has an accumulated deficit approximating $8.6 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2016, and projected cash needs for the remainder of 2016, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2016 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Inventory

At March 31, 2016 and December 31, 2015, inventory consisted primarily of cosmetic and, nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and a third party warehouse in Nevada.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At March 31, 2016 and December 31, 2015 the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	March 31, 2016	December 31, 2015

Raw materials	$55,470	$25,761
Finished products	83,024	35,290
	$138,494	$61,051

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer accepts the product. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $517,000 in the three month period ended March 31, 2016.

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

Revenue for the three month period ended March 31, 2016 consisted of nutraceutical and cosmetic additives ($265,910) and finished cosmetic products ($1,375,118). Revenue for the three month period ended March 31, 2015 consisted of nutraceutical and cosmetic additives.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2016 and December 31, 2015 the accounts receivable reserve was approximately $76,000 and $18,000, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

A summary of the company’s reportable segments as of and for the three month period ended March 31, 2016 is as follows:

	Nutraceutical and Cosmetic Additives	Finished Cosmetic Products	Eliminations	Total

Total assets	$432,524	$323,204	$114,274	$641,454

Total sales	$285,160	$1,375,118	$19,250	$1,641,028

Net (loss)	$(38,994)	$(69,165)	$-	$(108,159)

As of and for the three months ended March 31, 2015, there were no assets, sales or net loss relative to the finished cosmetic products segment.

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting periods. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

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

Common stock equivalents comprising shares underlying 12,525,273 options and warrants at March 31, 2016 have not been included in the loss per share calculation as the effects are anti-dilutive. The average diluted common shares outstanding for the quarter ended March 31, 2015 excludes the dilutive effect of 13,474,387 options and warrants since such options and warrants have an exercise price in excess of the average market value for the Company’s common stock for the quarter ended March 31, 2015.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification flows of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Innate in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the Innate net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

One customer in the nutraceutical and cosmetic additives division accounted for 16% and 84% of consolidated sales for the three month periods ended March 31, 2016 and 2015, respectively. This customer accounted for 54% and 43% of accounts receivable at March 31, 2016 and December 31, 2015, respectively.

A second customer in the nutraceutical and cosmetic additives division accounted for 0% and 12% of consolidated sales for the three month periods ended March 31, 2016 and 2015, respectively. This customer accounted for 0% and 24% of accounts receivable at March 31, 2016 and December 31, 2015, respectively.

3.	Joint Venture Agreement

In December 2013 the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014 the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. During 2015 AI shares commenced trading on the Warsaw exchange in Poland, and the Company sold its entire investment in December 2015, receiving $127,261, net of transaction costs. Due to the investment’s limited liquidity and uncertain valuation prior to its sale, the Company accounted for its interest in AI at no value.

4.	Notes Payable

The Company periodically borrows from officers, directors and other related individuals and from commercial lenders. In November 2015 the Company borrowed $100,000 from a commercial lender. The loan incurs interest at 11% and is payable on November 1, 2016. Interest expense related to this loan for the three month period ended March 31, 2016 amounted to $2,750. During the three months ended March 31, 2015 interest expense related to a loan from a second commercial lender amounted to $10,306.

Interest expense related to loans from officers, directors and other related individuals amounted to $312 and $162 for the three month periods ended March 31, 2016 and 2015, respectively.

Total interest expense on notes payable amounted to $3,063 and $10,468 for the three month periods ended March 31, 2016 and 2015, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

5.	Income Taxes

The Company is not expected to have taxable income in 2016 and incurred a loss for the year ended December 31, 2015 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2015, the Company had available net operating loss carryforwards of approximately $2,730,000, expiring during various years through 2035.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$930,000
Valuation allowance	(930,000)
Total	$-

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

6.	Stockholders’ Equity

Service-Based Stock Options

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2015	11,025,273
Cancelled	(250,000)

Balance at March 31, 2016	10,775,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at March 31, 2016 amounted to $1,111,805.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

6.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The following is a summary of outstanding service-based options at March 31, 2016:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,680,273	2 years
$0.20 - $0.25	7,945,000	6 years
$0.40	1,150,000	5 years
Total	10,775,273

Performance-Based Stock Options

The Company had granted performance-based options to purchase 4,530,000 shares of common stock at exercise prices of $0.40 to $0.80. The options expire at various dates between 2021 and 2025 and are exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000. The fair value of these performance-based options aggregated $135,567 to be expensed over the implicit service period commencing once management believes the performance criteria will be met.

Management believes the performance criteria for options exercisable upon the Company achieving annual sales revenue of $5,000,000, with a fair value amounting to $116,600, will be met during the year ended December 31, 2016. Accordingly, stock based compensation expense for the three months ended March 31, 2016 includes $38,867 related to such options. At March 31, 2016, the unearned compensation for the performance based options, based upon achieving annual sales of $5,000,000, is $96,700.

Stock based compensation expense amounted to $38,867 and $2,000 for the three month periods ended March 31, 2016 and 2015, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Warrants

Warrants outstanding and exercisable amounted to 1,750,000 at December 31, 2015 and March 31, 2016. The weighted average exercise price of warrants outstanding at March 31, 2016 is $0.16. The warrants expire during November 2016 and December 2017.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

7.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement. Royalty expense amounted to $-0- and $19,000 for the three month periods ended March 31, 2016 and 2015, respectively. During 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at 0.17 cents per share.

Included in accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 was $56,579 in regards to this agreement.

8.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expires May 31, 2016. Minimum base rental payments of $7,031 for the final two months of the lease term are required under the lease. Monthly base rental payments approximate $3,500. The lease agreement also provides for additional rents based on increases in building operating costs and real estate taxes. Management is currently discussing renewal lease options for the Kentucky plant and expects to operate on a month-to-month lease arrangement until a final agreement has been accepted. In addition, Innate operates in Puerto Rico in space owned by one of the parties to the joint venture. Rent expense for the three month periods ended March 31, 2016 and 2015, was $16,616 and $20,461, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices of $0.40 and $0.80, to purchase 4,530,000 shares of common stock issuable upon the Company’s revenue exceeding $5,000,000 and $10,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating up to 15% (with no individual having more than 5%) of the Company’s pretax income.

Restricted Stock

The Company has entered into an agreement with consultants of Innate to issue each consultant 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Innate to the Company. As of March 31, 2016 no shares have been issued under this agreement. The amount of shares to be issued by the Company to consultants is capped at 3,000,000.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

8.	Commitments and Contingencies (continued)

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At March 31, 2016, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

9.	Related Party Transactions

As of and for the period ended March 31, 2016 one of the Company’s directors provided legal services and was compensated $6,000. In addition, the Company’s President also received $8,000 for reimbursement of home office expenditures.

10.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. On April 1, 2016, the Company entered into a limited liability company operating agreement with its joint venture parties and Innate Scientific LLC’s legal name, which became Immudyne PR LLC. The Company’s ownership and voting interest in Immudyne PR LLC increased to 78.16667%. The other two members entered into service agreements with the Company and each received 1 million shares of restricted common stock.

* * * * *

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, Innate Scientific (“Innate”), to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the first quarter of 2016. On April 1, 2016, we increased our ownership and voting interest in Innate to 78.16667%. As a result of our joint venture with Innate, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

We have performance based contracts with our sales and marketing executives, which allows us to continue to maintain a relatively low overhead. Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of equipment leasing costs relating to improving our operating efficiencies, as well as conducting new studies which could open new markets. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; and (iii) marketing expenses.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we established a $100,000 line of credit with a commercial lender for our short-term working capital needs. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

Results of Operations

Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Net Sales	1,641,028		288,277
Cost of sales	1,337,942	82%	74,216	26%
Gross profit	303,086	18%	214,061	74%
Operating expenses	(408,182)	(25)%	(206,227)	(72)%
(Loss) income from operations	(105,096)	(7)%	7,834	3%
Interest (expense)	(3,063)	-%	(10,468)	(4)%
Net (loss) before taxes	(108,159)	(7)%	(2,634)	(1)%
Income tax benefit	-	-%	4,300	2%
Net (loss) income	(108,159)	(7)%	1,666	1%
Net (loss) attributable to noncontrolling interests	(46,110)	(3)%	-	-
Net (loss) income attributable to Immudyne, Inc.	(62,049)	(4)%	1,666	1%

Sales for the three months ended March 31, 2016 were $1.6 million, an increase of 469% from $0.29 million for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $1.4 million through our joint venture with Innate, which did not operate in the period ended March 31, 2015. Net sales for our nutraceutical and cosmetic additivities segment remained consistent at $0.29 million.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 1703% to $1.3 million in the first quarter of 2016 compared to $0.07 million for the same period in 2015. The increase in our cost of sales was due to our significant up-front advertising and marketing expenses ($0.89 million) incurred to generate our significant increase in sales from our finished cosmetic products segment, which costs were not incurred in the first quarter of 2015.

Gross profit increased 42% to $0.30 million in the first quarter of 2016 compared to $0.21 million for the same period in 2015 as result of our increased sales offset by our significant up-front advertising and marketing expenses for the quarter. Gross profit as a percentage of sales decreased to 18% in the first quarter of 2016 from 74% for the same period in 2015.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 98% to $0.41 million in the first quarter of 2016 from $0.21 million for the same period in 2015 due to a full quarter of Innate operations which resulted in increased office and other general expenses. The increase in our overall operating expenses was also primarily due to our increase in sales. General and administration expense increased 15% to $0.10 million in the first quarter of 2016 from $0.09 million for the same period in 2015. Compensation and related expense increased 182% to $0.24 million in the first quarter of 2016 from $0.09 million for the same period in 2015. Professional fees increased 95% to $0.07 million in the first quarter of 2016 from $0.04 million for the same period in 2015. Our increase in compensation and related expenses and professional fees year over year was primarily attributable to additional costs incurred in the 2016 period related to the operation of Innate, including additional compensation paid to an outside third party customer service agency and additional accounting fees.

Net loss attributable to Immudyne in the first quarter of 2016 was approximately $0.06 million compared to net income of $1,666 for the same period in 2015. We consolidated the operations of our joint venture, Innate, and reflected a non-controlling interest for 66.67% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 4% in the first quarter of 2016 compared to net income as a percentage of sales of 1% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the substantial up-front advertising and marketing expenses we incurred in the first quarter to help generate sales through our recently formed joint venture, Innate. We expect that these costs will decrease as a percentage of sales over the course of the fiscal year as Innate continues to mature as a business.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2015 and 2014 fiscal years and for the first quarters of 2016 and 2015. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) being able to fund operations through 2016. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however no assurances can be made that we will be successful in our endeavors to raise additional capital.

In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount was outstanding in full as of December 31, 2015 and March 31, 2016. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had net working capital of approximately $204,000 at March 31, 2016, resulting in an increase from net working capital of approximately ($156,000) at March 31, 2015. The ratio of current assets to current liabilities was 1.5 to 1 at March 31, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(122,155)	$(70,187)
Financing activities	92,793	64,743

Net cash flow used by operating activities was $0.12 million for the three months ended March 31, 2016, compared to net cash flow used in operating activities of $0.07 million for the same period in 2015. The increase in the amount of cash used by our operating activities was due to up-front advertising and marketing expenses incurred in the first quarter of 2016. We expect that these expenses will decrease as a percentage of sales over the course of the fiscal year as Innate continues to mature as a business.

Net cash flows provided by financing activities was $0.09 million for the three months ended March 31, 2016, compared to net cash flows provided by financing activities of $0.06 million for the same period in 2015.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount is outstanding in full as of December 31, 2015 and March 31, 2016. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement. Royalty expense amounted to $0 and $19,000 for the three months ended March 31, 2016 and 2015, respectively. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer accepts the product. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $517,000 in the three month period ended March 31, 2016.

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

Stock-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting periods. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, estimated forfeiture rate included in the option valuation was zero. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Noncontrolling Interests

The Company accounts for its less than 100% interest in Innate Scientific in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Innate net loss attributable to noncontrolling interests in the consolidated statement of operations.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; (iii) inadequate accounting controls with respect to the Company’s Innate joint venture; and (iv) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. If and when sufficient funds are available, our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.    Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

IMMUDYNE INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Mark McLaughlin
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

