Form 10-Q
period 2016-06-30
Immudyne, Inc.
filed 2016-08-15
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

YES  ☐   NO  ☒

34,310,375 shares of common stock outstanding as of August 15, 2016.

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

i

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Immudyne, Inc.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$235,452	$232,984
Trade accounts receivable, net	451,074	154,436
Inventory, net	179,255	61,051
Total Current Assets	865,781	448,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$421,640	$167,481
Notes payable	100,000	100,000
Total Current Liabilities	521,640	267,481

Immudyne, Inc. Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 34,310,375 and 32,010,375 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	343,103	320,103
Additional paid-in capital	8,783,487	8,366,313
Accumulated (deficit)	(8,848,363)	(8,586,338)

Total Immudyne, Inc. Stockholders’ Equity	278,227	100,078

Non-controlling interest	65,914	80,912

Total Stockholders’ Equity	344,141	180,990

Total Liabilities and Stockholders’ Equity	$865,781	$448,471

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$1,227,247	$277,353	$2,868,275	$565,630

Cost of sales	700,977	89,503	2,038,919	163,719

Gross Profit	526,270	187,850	829,356	401,911

Operating expenses
Compensation and related expenses	475,056	114,774	715,511	200,164
Professional fees	125,359	26,314	194,674	61,822
General and administrative expenses	79,487	63,932	177,899	149,261
Total operating expenses	679,902	205,020	1,088,084	411,247

Operating (Loss)	(153,632)	(17,170)	(258,728)	(9,336)

Interest (expense)	(2,750)	(8,158)	(5,813)	(18,626)

Net (Loss) Before Taxes	(156,382)	(25,328)	(264,541)	(27,962)
Deferred income tax benefit	-	4,300	-	8,600

Net (Loss)	(156,382)	(21,028)	(264,541)	(19,362)

Net income (Loss) attributable to noncontrolling interests	43,594	-	(2,516)	-

Net (Loss) attributable to Immudyne, Inc.	$(199,976)	$(21,028)	$(262,025)	$(19,362)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Average number of common shares outstanding
Basic	32,338,946	30,650,000	32,174,661	30,204,973
Diluted	32,338,946	30,650,000	32,174,661	30,204,973

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2016
(unaudited)

	Immudyne, Inc.
	Common Stock		Additional Paid-in	Accumulated	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Total	interest	Total

Balance at December 31, 2015	32,010,375	$320,103	$8,366,313	$(8,586,338)	$100,078	$80,912	$180,990

Amortization of stock options	-	-	77,733	-	77,733	-	77,733

Issuance of common stock for services	2,300,000	23,000	207,000	-	230,000	-	230,000

Reduction in noncontrolling interest	-	-	91,612	-	91,612	(91,612)	-

Issuance of stock options	-	-	40,829	-	40,829	-	40,829

Investment in subsidiary by noncontrolling interest	-	-	-	-	-	79,130	79,130

Net (loss)	-	-	-	(262,025)	(262,025)	(2,516)	(264,541)

Balance at June 30, 2016	34,310,375	$343,103	$8,783,487	$(8,848,363)	$278,227	$65,914	$344,141

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(264,541)	$(19,362)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	-	28,487
Deferred tax benefit	-	(8,600)
Stock compensation expense	118,562	4,000
Issuance of common stock for services	230,000	-
Changes in Assets And Liabilities
Trade accounts receivable	(296,638)	(120,355)
Inventory	(118,204)	19,529
Accounts payable and accrued expenses	254,159	39,868
Net cash (used) by operating activities	(76,662)	(56,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest	79,130	-
Increase in notes payable	-	130,000
Repayment of notes payable	-	(58,714)
Purchase of Company stock	-	(10,800)
Net cash provided by financing activities	79,130	60,486

Net increase in cash	2,468	4,053

Cash at beginning of the period	232,984	75,495

Cash at end of the period	$235,452	$79,548

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,813	$18,626

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Innate Scientific, LLC (“Innate”).  Under the terms of the joint venture agreement, the Company held a 33.3% equity interest, and a 51% controlling voting interest, in Innate. On January 20, 2016, Innate amended its limited liability company operating agreement and changed its legal name to Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, Immudyne PR further amended its operating agreement and restated the Company’s ownership and voting interest in Immudyne PR increased to 78.16667%. Immudyne PR was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Immudyne PR is also currently pursuing other opportunities.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2016, the Company has an accumulated deficit approximating $8.8 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2016, and projected cash needs for the remainder of 2016, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2016 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, Immudyne PR. The non- controlling interest in Immudyne PR represents the 21.833% equity interest held by other members of the joint venture. All intercompany transactions have been eliminated.

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

Inventory

At June 30, 2016 and December 31, 2015, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Nevada and Louisiana.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Inventory (continued)

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At June 30, 2016 and December 31, 2015 the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	June 30, 2016	December 31, 2015

Raw materials	$56,957	$25,761
Finished products	122,298	35,290
	$179,255	$61,051

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $620,000 and $1,050,000 in the three-month and six-month periods ended June 30, 2016, respectively. Customer discounts, returns and rebates were not significant in the three-month and six-month periods ended June 30, 2015.

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

Revenue for the six-month period ended June 30, 2016 consisted of nutraceutical and cosmetic additives ($528,220) and finished cosmetic products ($2,340,055). Revenue for the six month period ended June 30, 2015 consisted solely of nutraceutical and cosmetic additives. Revenue for the three-month period ended June 30, 2016 consisted of nutraceutical and cosmetic additives ($262,310) and finished cosmetic products ($964,937). Revenue for the three month period ended June 30, 2015 consisted solely of nutraceutical and cosmetic additives.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At June 30, 2016 and December 31, 2015 the accounts receivable reserve was approximately $87,000 and $18,000, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

A summary of the company’s reportable segments is as follows:

Total assets:

	June 30, 2016	December 31, 2015
Nutraceutical and Cosmetic Additives	$417,818	$412,324
Finished Cosmetic Products	562,717	101,828
Eliminations	(114,754)	(65,681)
Total	$865,781	$448,471

Total sales:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Nutraceutical and Cosmetic Additives	$266,060	$277,353	$551,220	$565,630
Finished Cosmetic Products	964,937	-	2,340,055	-
Eliminations	(3,750)	-	(23,000)	-
Total	$1,227,247	$277,353	$2,868,275	$565,630

Net (loss) income:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Nutraceutical and Cosmetic Additives	$(356,049)	$(21,028)	$(395,043)	$(19,362)
Finished Cosmetic Products	199,668	-	130,503	-
Eliminations	-	-	-	-
Total	$(156,381)	$(21,028)	$(264,540)	$(19,362)

As of and for the six months ended June 30, 2015, there were no assets, sales or net loss relative to the finished cosmetic products segment.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. Warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

Common stock equivalents comprising shares underlying 12,700,273 options and warrants for the three and six months ended June 30, 2016 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,085,000 options and warrants for the three and six months ended June 30, 2015 have not been included in the loss per share calculations as the effects are anti-dilutive.

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Immudyne PR in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the Immudyne PR net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

June 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

One customer in the nutraceutical and cosmetic additives division accounted for 17% and 83% of consolidated sales for each of the three month periods ended June 30, 2016 and 2015, respectively. This customer accounted for 16% and 83% of consolidated sales for the six month periods ended June 30, 2016 and 2015, respectively. This customer accounted for 30% and 43% of accounts receivable at June 30, 2016 and December 31, 2015, respectively.

A second customer in the nutraceutical and cosmetic additives division accounted for 4% and 12% of consolidated sales for each of the three month periods ended June 30, 2016 and 2015, respectively. This customer accounted for 2% and 12% of consolidated sales for the six month periods ended June 30, 2016 and 2015, respectively. This customer accounted for 0% and 24% of accounts receivable at June 30, 2016 and December 31, 2015, respectively.

3.	Notes Payable

The Company periodically borrows from officers, directors, other related individuals and from commercial lenders. In November 2015 the Company borrowed $100,000 from a commercial lender. The loan incurs interest at 11% and is payable on November 1, 2016. Interest expense related to this loan for the three and six month ended June 30, 2016 amounted to $2,750 and $5,500, respectively. During the three and six months ended June 30, 2015 interest expense related to a loan from a second commercial lender amounted to $8,036 and $18,342, respectively.

Interest expense related to loans from officers, directors and other related individuals amounted to $313 and $248 for the six month periods ended June 30, 2016 and 2015, respectively. Interest expense amounted to $0 and $122 for the three months ended June 30, 2016 and 2015, respectively.

Total interest expense on notes payable amounted to $5,813 and $18,590 for the six months ended June 30, 2016 and 2015, respectively. Total interest expense amounted to $2,750 and $8,158 for the three months ended June 30, 2016 and 2015, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

4.	Income Taxes

The Company is not expected to have taxable income in 2016 and incurred a loss for the year ended December 31, 2015 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2015, the Company had available net operating loss carryforwards of approximately $2,730,000, expiring during various years through 2035.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Deferred Tax Asset	$930,000
Valuation allowance	(930,000)
Total	$-

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

5.	Stockholders’ Equity

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine month period in exchange for 2,300,000 shares of common stock. The Company valued the shares based on the market price on the agreement dates and for the three and six months ended June 30, 2016, the Company has recognized compensation expense of $230,000 in connection with these agreements.

Service-Based Stock Options

In May 2016, the Company issued 175,000 service-based options valued at $40,829 to two consultants at exercise prices of $0.20 per share. The options are fully vested and expire in 10 years. Accordingly, stock based compensation for the three and six months ended June 30, 2016 included $40,829 related to such options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2015	11,025,273
Cancelled	(250,000)
Issued	175,000

Balance at June 30, 2016	10,950,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at June 30, 2016 amounted to $747,294.

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	1.88%
Expected stock price volatility	248.4%
Expected dividend payout	—
Expected option life-years	3
Weighted average grant date fair value	$0.24
Forfeiture rate	0%

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

5.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The following is a summary of outstanding service-based options at June 30, 2016:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,680,273	2 years
$0.20 - $0.25	8,120,000	6 years
$0.40	1,150,000	5 years
Total	10,950,273

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

Management believes the performance criteria for options exercisable upon the Company achieving annual sales revenue of $5,000,000, with a fair value amounting to $116,600, will be met during the year ended December 31, 2016. Accordingly, stock based compensation expense for the three and six months ended June 30, 2016 includes $38,867 and $77,733, respectively, related to such options. At June 30, 2016, the unearned compensation for all the performance based options is $57,834.

Stock based compensation expense amounted to $309,695 and $2,000 for the three month periods ended June 30, 2016 and 2015, respectively. Stock based compensation expense amounted to $348,562 and $4,000 for the six month periods ended June 30, 2016 and 2015, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Warrants

Warrants outstanding and exercisable amounted to 1,750,000 at December 31, 2015 and June 30, 2016. The weighted average exercise price of warrants outstanding at June 30, 2016 is $0.16. The warrants expire during November 2016 and December 2017.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

6.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement. Royalty expense amounted to $-0- and $1,157 for the three month periods ended June 30, 2016 and 2015, respectively. Royalty expense amounted to $-0- and $20,157 for the six month periods ended June 30, 2016 and 2015, respectively. During December 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at 0.17 cents per share.

Included in accounts payable and accrued expenses at June 30, 2016 and December 31, 2015 was $56,579 in regards to this agreement.

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. In addition, Immudyne PR operates in Puerto Rico in space owned by one of the parties to the joint venture. Rent expense for the three month periods ended June 30, 2016 and 2015, was $27,284 and $14,468, respectively. Rent expense for the six month periods ended June 30, 2016 and 2015, was $43,900 and $34,929, respectively.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the three and six months ended June 30, 2016, 2,300,000 restricted shares of common stock have been issued related to these agreements.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

7.	Commitments and Contingencies (continued)

Restricted Stock and Options (continued)

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of June 30, 2016, no bonus shares have been issued and no options have been granted under this agreement.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At June 30, 2016, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

8.	Related Party Transactions

For the three and six months ended June 30, 2016 one of the Company’s directors, acting as an advisor for the Company, provided legal and business advisory services and was compensated $3,000 and $9,000, respectively. In addition, for the three and six months ended June 30, 2016 the Company’s President received $6,000 and $14,000, respectively, for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices.

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. On July 1, 2016 the Company issued 50,000 service-based options to a consultant at an exercise prices of $0.20 per share. The options are fully vested and expire in 10 years. In addition, the Company granted performance-based options to purchase 150,000 shares of common stock at exercise prices of $0.40 to $0.80. The options expire in 10 years and are exercisable upon the Company achieving annual sales revenue between $5,000,000 and $10,000,000.

* * * * *

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, that does business under the name Inate Scientific LLC (“Inate”), to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the first six months of 2016. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we established a $100,000 line of credit with a commercial lender for our short-term working capital needs. We also had approximately $400,000 in holdbacks as of June 30, 2016, which is being released to us a monthly basis. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, in the event we require additional operating capital we will have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

Results of Operations

Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	1,227,247		277,353
Cost of sales	700,977	57%	89,503	32%
Gross profit	526,270	43%	187,850	68%
Operating expenses	(679,902)	(55)%	(205,020)	(74)%
Loss from operations	(153,632)	(13)%	(17,170)	(6)%
Other (expenses)	(2,750)	0%	(8,158)	(3)%
Income tax benefit	-	0%	4,300	2%
Net income (loss)	(156,382)	(13)%	(21,028)	(8)%
Net income (loss) attributable to noncontrolling interests	43,594	4%	-	0%
Net income (loss) attributable to Immudyne, Inc.	(199,976)	(16)%	(21,028)	(8)%

Overall sales for the three months ended June 30, 2016 were $1.23 million, an increase of 342% from $0.28 million for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $1 million through our joint venture with Inate, which did not operate in the period ended June 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $0.3 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 683% to $0.70 million in the second quarter of 2016 compared to $0.09 million for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our increased advertising and marketing expenses incurred to generate our significant increase in sales from our finished cosmetic products segment, which costs were not incurred in the second quarter of 2015.

Gross profit increased 180% to $0.53 million in the second quarter of 2016 compared to $0.19 million for the same period in 2015 as a result of our increased sales offset by our advertising and marketing expenses for the quarter. Gross profit as a percentage of sales decreased to 43% in the second quarter of 2016 from 68% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products sold through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 232% to $0.68 million in the second quarter of 2016 from $0.21 million for the same period in 2015, primarily due to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. The increase in our overall operating expenses was also due to our increase in sales. General and administration expense increased 24% to $0.08 million in the second quarter of 2016 from $0.06 million for the same period in 2015. Compensation and related expense increased 314% to $0.48 million in the second quarter of 2016 from $0.11 million for the same period in 2015 due to the aforementioned share issuance. Professional fees increased 376% to $0.13 million in the second quarter of 2016 from approximately $0.03 million for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations.

Net loss attributable to Immudyne in the second quarter of 2016 was approximately $0.20 million compared to net loss of $0.02 million for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 16% in the second quarter of 2016 compared to net loss as a percentage of sales of 8% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the advertising and marketing expenses we incurred in the quarter to help generate sales and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	2,868,275		565,630
Cost of sales	2,038,919	71%	163,719	29%
Gross profit	829,356	29%	401,911	71%
Operating expenses	(1,088,084)	(38)%	(411,247)	(73)%
Loss from operations	(258,728)	(9)%	(9,336)	(2)%
Other income (expenses), net	(5,813)	0%	(18,626)	(3)%
Income tax benefit	-	0%	8,600	2%
Net income (loss)	(264,541)	(9)%	(19,362)	(3)%
Net income (loss) attributable to noncontrolling interest	(2,516)	0%	-	0%
Net income (loss) attributable to Immudyne, Inc.	(262,025)	(9)%	(19,362)	(3)%

Overall sales for the six months ended June 30, 2016 were $2.87 million, an increase of 407% from $0.57 million for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $2.34 million through our joint venture with Inate, which did not operate in the period ended June 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $0.6 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 1,145% to $2.04 million for the six months ended June 30, 2016 compared to $0.16 million for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our significant up-front advertising and marketing expenses ($1.16 million) incurred to generate our significant increase in sales from our finished cosmetic products segment, which costs were not incurred in the 2015 period.

Gross profit increased 106% to $0.83 million in the six months ended June 30, 2016 compared to $0.40 million for the same period in 2015 as result of our increased sales offset by our significant up-front advertising and marketing expenses in the 2016 period. Gross profit as a percentage of sales decreased to 29% for the six months ended June 30, 2016 from 71% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 165% to $1.09 million in the six months ended June 30, 2016 from $0.41 million for the same period in 2015. The increase in our overall operating expenses was due primarily to our operation of Inate in the 2016 year whereas we only had operations in our nutraceutical and cosmetic additives segment in the comparable 2015 period. General and administration expense increased 19% to $0.18 million for the six months ended June 30, 2016 from $0.15 million for the same period in 2015. Compensation and related expense increased 257% to $0.72 million in the six months ended June 30, 2016 from $0.20 million for the same period in 2015 due primarily to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. Professional fees increased 215% to $0.19 million for the six months ended June 30, 2016 from approximately $0.06 million for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations.

Net loss attributable to Immudyne in the six months ended June 30, 2016 was approximately $0.26 million compared to net loss of $0.02 million for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 9% in six months ended June 30, 2016 compared to net loss as a percentage of sales of 3% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the substantial up-front advertising and marketing expenses we incurred in the first quarter to help generate sales through our recently formed joint venture, Inate, and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2015 and 2014 fiscal years and for the first two quarters of 2016. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) being able to fund operations through 2016. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however no assurances can be made that we will be successful in our endeavors to raise additional capital.

In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount was outstanding in full as of December 31, 2015 and March 31, 2016. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016. We also had approximately $400,000 in holdbacks as of June 30, 2016, which are being released to us a monthly basis.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had net working capital of approximately $344,000 at June 30, 2016, resulting in an increase from net working capital of approximately ($176,321) at June 30, 2015. The ratio of current assets to current liabilities was 1.6 to 1 at June 30, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(76,662)	$(56,433)
Financing activities	79,130	60,486

Net cash flow used by operating activities was $0.08 million for the six months ended June 30, 2016, compared to net cash flow used in operating activities of $0.06 million for the same period in 2015. The increase in the amount of cash used by our operating activities was due to up-front advertising and marketing expenses incurred in the 2016 period. We expect that these expenses will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Net cash flows provided by financing activities was $0.08 million for the six months ended June 30, 2016, compared to net cash flows provided by financing activities of $0.06 million for the same period in 2015.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which amount is outstanding in full as of December 31, 2015 and June 30, 2016. The amounts borrowed under the line of credit bear interest at 11% per annum and all amounts are payable on November 1, 2016.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement. Royalty expense amounted to $0 and $20,157 for the six months ended June 30, 2016 and 2015, respectively. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $620,000 and $1,050,000 in the three-month and six-month periods ended June 30, 2016, respectively. Customer discounts, returns and rebates were not significant in the three-month and six-month periods ended June 30, 2015.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Inate Scientific in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Inate net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. \

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Mark McLaughlin
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

