Form 10-Q
period 2016-09-30
Immudyne, Inc.
filed 2016-11-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES ☐    NO ☒

34,760,375 shares of common stock outstanding as of November 14, 2016.

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

i

Immudyne, Inc

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$473,921	$232,984
Trade accounts receivable, net	474,924	154,436
Inventory, net	130,530	61,051
Total Current Assets	$1,079,375	$448,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$408,194	$167,481
Notes payable, net of discount	214,115	100,000
Total Current Liabilities	622,309	267,481

Immudyne, Inc. Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 34,697,875 and 32,010,375 shares issued, 34,678,512 and 32,010,375 outstanding as of September 30, 2016 and December 31, 2015, respectively	346,978	320,103
Additional paid-in capital	9,032,728	8,366,313
Accumulated (deficit)	(9,075,014)	(8,586,338)
	304,692	100,078
Treasury stock,19,363 shares, at cost	(4,720)	-
Total Immudyne, Inc. Stockholders’ Equity	299,972	100,078

Non-controlling interest	157,094	80,912

Total Stockholders’ Equity	457,066	180,990

Total Liabilities and Stockholders’ Equity	$1,079,375	$448,471

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$1,384,429	$279,883	$4,252,704	$845,513

Cost of sales	942,738	73,988	2,981,657	237,707

Gross Profit	441,691	205,895	1,271,047	607,806

Operating expenses
Compensation and related expenses	361,829	101,137	1,077,340	301,301
Professional fees	82,608	29,237	277,282	91,059
General and administrative expenses	204,958	57,580	382,857	206,841
Total operating expenses	649,395	187,954	1,737,479	599,201

Operating Income (Loss)	(207,704)	17,941	(466,432)	8,605

Interest (expense)	(9,992)	(14,422)	(15,805)	(33,048)

Net Income (Loss) Before Taxes	(217,696)	3,519	(482,237)	(24,443)
Deferred income tax benefit	-	4,600	-	13,200

Net Income (Loss)	(217,696)	8,119	(482,237)	(11,243)

Net income (loss) attributable to noncontrolling interests	8,955	-	6,439	-

Net Income (loss) attributable to Immudyne, Inc.	$(226,651)	$8,119	$(488,676)	$(11,243)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.01)	$0.00	$(0.02)	$0.00

Average number of common shares outstanding
Basic	34,427,087	30,650,000	31,917,873	30,663,306
Diluted	34,427,087	30,650,000	31,917,873	30,663,306

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc

Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2016

(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2015	32,010,375	$320,103	$8,366,313	$(8,586,338)	$-	$100,078	$80,912	$180,990

Amortization of stock options	-	-	133,324	-	-	133,324	-	133,324

Issuance of common stock for services	2,300,000	23,000	283,667	-	-	306,667	-	306,667

Sale of common stock and warrants	200,000	2,000	44,000	-	-	46,000		46,000

Issuance of common stock in relation to debt offering	187,500	1,875	40,000	-	-	41,875		41,875

Issuance of warrants for services	-	-	20,585	-	-	20,585		20,585

Reduction in noncontrolling interest	-	-	91,612	-	-	91,612	(91,612)	-

Purchase of treasury stock	-	-	-	-	(4,720)	(4,720)		(4,720)

Issuance of stock options	-	-	53,227	-	-	53,227	-	53,227

Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	161,355	161,355

Net (loss)	-	-	-	(488,676)	-	(488,676)	6,439	(482,237)

Balance at September 30, 2016	34,697,875	$346,978	$9,032,728	$(9,075,014)	$(4,720)	$299,972	$157,094	$457,066

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(482,237)	$(11,243)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	-	43,748
Bad debt provision	(43,558)	-
Amortization of debt discount	5,990	-
Deferred tax benefit	-	(13,200)
Stock compensation expense	493,218	14,500
Issuance of warrants for services	20,585	-
Changes in Assets And Liabilities
Trade accounts receivable	(276,930)	(116,754)
Inventory	(69,479)	1,579
Accounts payable and accrued expenses	240,713	1,059
Net cash (used) by operating activities	(111,698)	(80,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest	161,355	-
Increase in notes payable	150,000	205,000
Repayment of notes payable	-	(115,522)
Sale of common stock and warrants	46,000	-
Purchase of treasury stock	(4,720)	(10,800)
Net cash provided by financing activities	352,635	78,678

Net increase (decrease) in cash	240,937	(1,633)

Cash at beginning of the period	232,984	75,495

Cash at end of the period	$473,921	$73,862

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,563	$24,547

Issuance of common stock for notes payable	$-	$10,200
Issuance of common stock in relation to debt offering	$41,875	$-
Issuance of common stock for services	$581,093	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Innate Scientific, LLC (“Innate”). Under the terms of the joint venture agreement, the Company held a 33.3% equity interest, and a 51% controlling voting interest, in Innate. On January 20, 2016, Innate amended its limited liability company operating agreement and changed its legal name to Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, Immudyne PR further amended its operating agreement and restated the Company’s ownership and voting interest in Immudyne PR increased to 78.16667% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612. Immudyne PR was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Immudyne PR is also currently pursuing other opportunities.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2016, the Company has an accumulated deficit approximating $9.1 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at September 30, 2016, and projected cash needs for 2017, management estimates that it may need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2017 year. Management may raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Inventory

At September 30, 2016 and December 31, 2015, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Pennsylvania and Louisiana.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Inventory (continued)

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At September 30, 2016 and December 31, 2015, the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	September 30, 2016	December 31, 2015

Raw materials	$49,083	$25,761
Finished products	81,447	35,290
	$130,530	$61,051

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $530,000 and $1,578,000 in the three-month and nine-month periods ended September 30, 2016, respectively. Customer discounts, returns and rebates were not significant in the three-month and nine-month periods ended September 30, 2015.

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

Revenue for the nine-month period ended September 30, 2016 consisted of nutraceutical and cosmetic additives ($757,961) and finished cosmetic products ($3,494,743). Revenue for the nine month period ended September 30, 2015 consisted solely of nutraceutical and cosmetic additives. Revenue for the three-month period ended September 30, 2016 consisted of nutraceutical and cosmetic additives ($229,741) and finished cosmetic products ($1,154,688). Revenue for the three month period ended September 30, 2015 consisted solely of nutraceutical and cosmetic additives.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At September 30, 2016 and December 31, 2015 the accounts receivable reserve was approximately $122,000 and $18,000, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

A summary of the company’s reportable segments is as follows:

Total assets:

	September 30, 2016	December 31, 2015
Nutraceutical and Cosmetic Additives	$519,646	$412,324
Finished Cosmetic Products	695,205	101,828
Eliminations	(135,476)	(65,681)
Total	$1,079,375	$448,471

Total sales:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Nutraceutical and Cosmetic Additives	$229,741	$279,883	$780,961	$845,513
Finished Cosmetic Products	1,154,688	-	3,494,743	-
Eliminations	-	-	(23,000)	-
Total	$1,384,429	$279,883	$4,252,704	$845,513

Net (loss) income:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Nutraceutical and Cosmetic Additives	$(258,713)	$8,119	$(653,757)	$(11,243)
Finished Cosmetic Products	41,017	-	171,520	-
Eliminations	-	-	-	-
Total	$(217,696)	$8,119	$(482,237)	$(11,243)

As of and for the nine months ended September 30, 2015, there were no assets, sales or net loss relative to the finished cosmetic products segment.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files Corporate Federal and State tax returns, while Immudyne PR, which was formed as a limited liability corporation, files a separate tax return with any tax liabilities or benefits passing through to its members.

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

September 30, 2016

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

Common stock equivalents comprising shares underlying 12,950,273 options and warrants for the three and nine months ended September 30, 2016 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,425,800 options and warrants for the three and nine months ended September 30, 2015 have not been included in the loss per share calculations as the effects are anti-dilutive.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

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

September 30, 2016

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable and accounts payable and accrued expenses and the face amount of notes payable approximate fair value for all periods.

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

September 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

One customer in the nutraceutical and cosmetic additives division accounted for 13% and 81% of consolidated sales for each of the three month periods ended September 30, 2016 and 2015, respectively. This customer accounted for 15% and 83% of consolidated sales for the nine month periods ended September 30, 2016 and 2015, respectively. This customer accounted for 0% and 43% of accounts receivable at September 30, 2016 and December 31, 2015, respectively.

A second customer in the nutraceutical and cosmetic additives division accounted for 3% and 13% of consolidated sales for each of the three month periods ended September 30, 2016 and 2015, respectively. This customer accounted for 2% and 13% of consolidated sales for the nine month periods ended September 30, 2016 and 2015, respectively. This customer accounted for 0% and 24% of accounts receivable at September 30, 2016 and December 31, 2015, respectively.

3.	Notes Payable

The Company periodically borrows from officers, directors, other related individuals and from commercial lenders. In November 2015 the Company borrowed $100,000 from a commercial lender. The loan incurs interest at 11% and is payable on November 1, 2016 (See Note 9). Interest expense related to this loan for the three and nine months ended September 30, 2016 amounted to $2,750 and $8,250, respectively. During the three and nine months ended September 30, 2015 interest expense related to a loan from a second commercial lender amounted to $5,175 and $23,517, respectively.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 are payable in February 2017 and one promissory note for $50,000 is payable in March 2017. In connection with these promissory notes sold pursuant to the Offering, the Company issued 187,500 shares of common stock valued at $41,875 which was recorded as a debt discount and will be amortized over the term of these notes. Amortization of the debt discounts for the three and nine months ended September 30, 2016 was $5,990. As of September 30, 2016, the outstanding balance of these notes were $150,000. Interest expense related to these notes for the three months ended September 30, 2016 amounted to $1,253.

Interest expense related to loans from officers, directors and other related individuals amounted to $313 and $9,531 for the nine month periods ended September 30, 2016 and 2015, respectively. Interest expense amounted to $0 and $9,247 for the three months ended September 30, 2016 and 2015, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $5,990 and $0, amounted to $15,805 and $33,048 for the nine months ended September 30, 2016 and 2015, respectively. Total interest expense, inclusive of amortization of debt discount of $5,990 and $0, amounted to $9,992 and $14,422 for the three months ended September 30, 2016 and 2015, respectively.

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

The deferred tax benefit included in the 2015 statement of operations represents the change in the deferred tax liability at each balance sheet date.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as the Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

5.	Stockholders’ Equity

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. For the three and nine months ended September 30, 2016, the Company has recognized expense of $76,667 and $306,667, respectively, in connection with these agreements.

On September 1, 2016, the Company issued 200,000 shares of common stock for $46,000. In connection with this issuance the Company issued 100,000 warrants with an exercise price of $0.50 per share. These warrants are fully vested and expire in two years.

In August 2016, the Company issued 125,000 shares of common stock pursuant to sale of two promissory notes in the Offering.

In September 2016, the Company issued 62,500 shares of common stock pursuant to the sale of one promissory note in the Offering.

In the third quarter of 2016, the Company purchased 19,363 shares of outstanding Company common stock through an exchange for a price per share of $0.23 to $0.26. As of the September 30, 2016, these shares being held by the Company valued at cost is $4,720 and are included in treasury stock in the consolidated balance sheet.

Service-Based Stock Options

In May 2016, the Company issued 175,000 service-based options valued at $40,829 to two consultants at exercise prices of $0.20 per share. The options are fully vested and expire in 10 years.

In July 2016, the Company issued 50,000 service-based options valued at $12,398 to a consultant with an exercise price of $0.20 per share. The options are fully vested and expire in 10 years.

Accordingly, stock based compensation for the three and nine months ended September 30, 2016 included $12,398 and $53,227, respectively, related to such options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2015	11,025,273
Cancelled	(250,000)
Issued	225,000

Balance at September 30, 2016	11,000,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at September 30, 2016 amounted to $750,294.

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	0.78% - 1.88%
Expected stock price volatility	222.9% - 248.4%
Expected dividend payout	—
Expected option life-years	2 - 3
Weighted average grant date fair value	$0.22 - 0.26
Forfeiture rate	0%

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

5.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The following is a summary of outstanding service-based options at September 30, 2016:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,680,273	2 years
$0.20 - $0.25	8,170,000	6 years
$0.40	1,150,000	5 years
Total	11,000,273

Performance-Based Stock Options

The Company had granted performance-based options to purchase 4,400,000 shares of common stock at exercise prices of $0.40 to $0.80. The options expire at various dates between 2021 and 2026 and are exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000. The fair value of these performance-based options aggregated $169,035 to be expensed over the implicit service period commencing once management believes the performance criteria will be met.

Management believes the performance criteria for options exercisable upon the Company achieving annual sales revenue of $5,000,000, with a fair value amounting to $133,324, will be met during the year ended December 31, 2016. Accordingly, stock based compensation expense for the three and nine months ended September 30, 2016 includes $55,591 and $133,324, respectively, related to such options. At September 30, 2016, the unearned compensation for all the performance based options is $35,711.

Stock based compensation expense amounted to $165,241 and $10,500 for the three month periods ended September 30, 2016 and 2015, respectively. Stock based compensation expense amounted to $513,804 and $14,500 for the nine month periods ended September 30, 2016 and 2015, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Warrants

In September 2016, the Company issued 100,000 warrants with an exercise price of $0.50 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In September 2016, the Company issued 100,000 warrants with exercise prices between $0.20 and $0.50 per share, for consulting services. These warrants are fully vested and expire in three years. The fair value of these warrants are $20,585 and is included in compensation and related expenses in the accompanying statement of operations.

Warrants outstanding and exercisable amounted to 1,950,000 and 1,750,000 at September 30, 2016 and December 31, 2015, respectively. The weighted average exercise price of warrants outstanding at September 30, 2016 is $0.19. The warrants expire during November 2016 and September 2019.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

6.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement. No royalty expense was recognized for the three month periods ended September 30, 2016 and 2015, respectively. Royalty expense amounted to $-0- and $20,157 for the nine month periods ended September 30, 2016 and 2015, respectively. During December 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at $0.17 cents per share.

Included in accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 was $56,579 in regards to this agreement.

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. In addition, Immudyne PR operates in Puerto Rico in space owned by one of the parties to the joint venture. Rent expense for the three month periods ended September 30, 2016 and 2015, was $27,706 and $15,286, respectively. Rent expense for the nine month periods ended September 30, 2016 and 2015, was $71,606 and $50,350, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years. The agreements provide for annual compensation of up to $145,000 and the issuance of stock options, at exercise prices of $0.40 and $0.80, to purchase 4,400,000 shares of common stock issuable upon the Company’s revenue exceeding $5,000,000 and $10,000,000, as defined. In addition, the agreements provide for bonus compensation to these individuals aggregating up to 15% (with no individual having more than 5%) of the Company’s pretax income.

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the three and nine months ended September 30, 2016, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period ending December 31, 2017.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

7.	Commitments and Contingencies (continued)

Restricted Stock and Options (continued)

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of September 30, 2016, no bonus shares have been issued and no options have been granted under this agreement.

Legal Matters

In the normal course of business operations the Company may become involved in various legal matters. At September 30, 2016, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

8.	Related Party Transactions

For the three and nine months ended September 30, 2016 one of the Company’s directors, acting as an advisor for the Company, provided legal and business advisory services and was compensated $6,000 and $15,000, respectively. During 2015 there was no compensation to this director. In addition, for the three and nine months ended September 30, 2016 the Company’s President received $6,000 and $20,000, respectively, for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices. During 2015 the Company’s president was not reimbursed for home office expenditures.

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. In October 2016, the Company made principle payments amounting to $18,800 on the outstanding promissory notes. In November 2016, the Company repaid the outstanding balance of the $100,000 commercial lender note. In October 2016, the Company sold an additional unit of the Offering borrowing $50,000 and issuing 62,500 of common stock. In October 2016, the Company purchased 27,637 shares of Company common stock at a cost of $7,382.

* * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, that does business under the name Inate Scientific LLC (“Inate”), to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the first nine months of 2016. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we established a $100,000 line of credit with a commercial lender for our short-term working capital needs, which has since been repaid in full. In the third quarter of 2016 the Company sold $150,000 of 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s common stock. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

Results of Operations

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	1,384,429		279,883
Cost of sales	942,738	68%	73,988	26%
Gross profit	441,691	32%	205,895	74%
Operating expenses	(649,395)	(47)%	(187,954)	(67)%
(Loss) Income from operations	(207,704)	(15)%	17,941	6%
Interest (expense)	(9,992)	(1)%	(14,422)	(5)%
Income tax benefit	-	0%	4,600	2%
Net income (loss)	(217,696)	(16)%	8,119	3%
Net income (loss) attributable to noncontrolling interests	8,955	1%	-	0%
Net income (loss) attributable to Immudyne, Inc.	(226,651)	(16)%	8,119	3%

Overall sales for the three months ended September 30, 2016 were $1.38 million, an increase of 395% from $0.28 million for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $1.15 million through our joint venture with Inate, which did not operate in the period ended September 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $0.22 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 1174% to $0.94 million in the third quarter of 2016 compared to $0.07 million for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our increased advertising and marketing expenses incurred to generate our increase in sales from our finished cosmetic products segment, which costs were not incurred in the third quarter of 2015.

Gross profit increased 155% to $0.44 million in the third quarter of 2016 compared to $0.20 million for the same period in 2015 as a result of our increased sales offset by our advertising and marketing expenses for the quarter. Gross profit as a percentage of sales decreased to 32% in the third quarter of 2016 from 74% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products sold through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 246% to $0.65 million in the third quarter of 2016 from $0.19 million for the same period in 2015, primarily due to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. The increase in our overall operating expenses was also due to our increase in sales. General and administration expense increased 256% to $0.20 million in the third quarter of 2016 from $0.06 million for the same period in 2015. Compensation and related expense increased 258% to $0.36 million in the third quarter of 2016 from $0.10 million for the same period in 2015 due to the aforementioned share issuance. Professional fees increased 183% to $0.08 million in the third quarter of 2016 from approximately $0.03 million for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations.

Net loss attributable to Immudyne in the third quarter of 2016 was approximately $0.27 million compared to net income of $0.01 million for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 16% in the third quarter of 2016 compared to net income as a percentage of sales of 3% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the advertising and marketing expenses we incurred in the quarter to help generate sales and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	4,252,704		845,513
Cost of sales	2,981,657	70%	237,707	28%
Gross profit	1,271,047	30%	607,806	72%
Operating expenses	(1,737,479)	(41)%	(599,201)	(71)%
(Loss) Income from operations	(466,432)	(11)%	8,605	(1)%
Interest (expense)	(15,805)	0%	(33,048)	(4)%
Income tax benefit	-	0%	13,200	2%
Net loss	(482,237)	(11)%	(11,243)	(1)%
Net income attributable to noncontrolling interest	6,439	0%	-	0%
Net loss attributable to Immudyne, Inc.	(488,676)	(11)%	(11,243)	(1)%

Overall sales for the nine months ended September 30, 2016 were $4.25 million, an increase of 403% from $0.85 million for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $3.49 million through our joint venture with Inate, which did not operate in the period ended September 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $0.78 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 1,154% to $2.98 million for the nine months ended September 30, 2016 compared to $0.24 million for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our significant up-front advertising and marketing expenses ($1.71 million) incurred to generate our significant increase in sales from our finished cosmetic products segment, which costs were not incurred in the 2015 period.

Gross profit increased 109% to $1.27 million in the nine months ended September 30, 2016 compared to $0.61 million for the same period in 2015 as result of our increased sales offset by our significant up-front advertising and marketing expenses in the 2016 period. Gross profit as a percentage of sales decreased to 30% for the nine months ended September 30, 2016 from 72% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 190% to $1.74 million in the nine months ended September 30, 2016 from $0.60 million for the same period in 2015. The increase in our overall operating expenses was due primarily to our operation of Inate in the 2016 year whereas we only had operations in our nutraceutical and cosmetic additives segment in the comparable 2015 period. General and administration expense increased 85% to $0.38 million for the nine months ended September 30, 2016 from $0.21 million for the same period in 2015. Compensation and related expense increased 258% to $1.08 million in the nine months ended September 30, 2016 from $0.30 million for the same period in 2015 due primarily to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. Professional fees increased 205% to $0.27 million for the nine months ended September 30, 2016 from approximately $0.09 million for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations.

Net loss attributable to Immudyne in the nine months ended September 30, 2016 was approximately $0.49 million compared to net loss of $0.01 million for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 11% in nine months ended September 30, 2016 compared to net loss as a percentage of sales of 1% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the substantial up-front advertising and marketing expenses we incurred to help generate sales through our recently formed joint venture, Inate, and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales as Inate continues to mature as a business.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2015 and 2014 fiscal years and for the first three quarters of 2016. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) being able to fund operations through 2016. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which has since been repaid in full. In the third quarter of 2016 the Company sold $150,000 of 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s common stock.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had net working capital of approximately $457,066 at September 30, 2016, resulting in an increase from net working capital of approximately ($136,841) at September 30, 2015. The ratio of current assets to current liabilities was 1.7 to 1 at September 30, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(111,698)	$(80,311)
Financing activities	352,635	78,678

Net cash flow used by operating activities was $0.11 million for the nine months ended September 30, 2016, compared to net cash flow used in operating activities of $0.08 million for the same period in 2015. The increase in the amount of cash used by our operating activities was due to up-front advertising and marketing expenses incurred in the 2016 period. We expect that these expenses will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Net cash flows provided by financing activities was $0.35 million for the nine months ended September 30, 2016, compared to net cash flows provided by financing activities of $0.08 million for the same period in 2015 due to additional indebtedness incurred during the period as further described below.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which has since been repaid in full. In the third quarter of 2016 the Company sold $150,000 of 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement. Royalty expense amounted to $0 and $20,157 for the nine months ended September 30, 2016 and 2015, respectively. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $530,000 and $1,578,000 in the three-month and nine-month periods ended September 30, 2016, respectively. Customer discounts, returns and rebates were not significant in the three-month and nine-month periods ended September 30, 2015.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Inate in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Inate net loss attributable to noncontrolling interests in the consolidated statement of operations.

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s common stock for a maximum offering amount of $200,000. In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals in connection with this offering. The Company issued the notes and common stock to accredited investors only pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

On September 1, 2016, the Company issued 200,000 shares of common stock for $46,000 pursuant to Section 4(a)(2) of the Securities Act. In connection with this issuance the Company issued 100,000 warrants with an exercise price of $0.50 per share. These warrants are fully vested and expire in two years.

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

IMMUDYNE INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Mark McLaughlin
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

