Form 10-K
period 2016-12-31
Immudyne, Inc.
filed 2017-05-24
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2016, was $5,290,842. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2016, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of May 16, 2017 there were 38,406,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne, Inc., unless the context indicates otherwise.

PART I

Item 1. Business

Our Company

We manufacture, distribute and sell natural immune support products containing our proprietary yeast beta glucans, a group of beta glucans naturally occurring in the cell walls of yeast that have been shown through testing and analysis to support the immune system. Our products include once a day oral intake tablets and topical creams and gels for skin application. In addition, in the second quarter of 2017, we have launched an in-licensed patented hair loss shampoo and conditioner. We believe, based on testing and analysis conducted by third parties on our behalf, that the beta glucans derived from yeast we manufacture are superior to any other beta glucans available on the market.

Historically, we have sold our proprietary additive, for both oral and topical use, primarily to large dietary supplement and cosmetic companies. During fiscal year 2015, we saw increased interest in our SGM active agent delivery technology, which we believe may have additional beneficial and marketable uses, and on which we are conducting further testing. In addition, during the fourth quarter of 2015, we established a partnership with Inate Skincare, LLC (“Inate”) to launch a complete skin care regimen containing our proprietary ingredients and to market such products directly to consumers. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

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

We also have relationships with medical doctors who in the past have conducted self-funded studies in which we supplied our product free of charge, though we do not have any formal clinical development or research agreements with these institutions and doctors. In addition, Dr. Sven Rohmann, PhD is a director of the Company. Dr. Rohmann is a worldwide authority on innate immunity and has an extensive medical and business background, including having spent 10 years with Merck Serono, where he served as the Global Head, Strategic Marketing, Oncology. Dr. Joseph DiTrolio of the Roseland, New Jersey Surgery Center and St. George’s University School of Medicine is also a director of the Company. Dr. Allan Whitberg, previously of Roger Williams Medical Center in Providence, Rhode Island and currently affiliated with Boston University School of Medicine, and Dr. Stephen Petteruti of The Petteruti Center For Life Extension in Warwick, RI, are among the medical doctors with whom we have relationships and who have conducted self-funded studies on our product. We also have established a relationship with National Jewish Health in Denver, Colorado and we are exploring additional opportunities to have further studies conducted at leading institutions. We have also established a partnership with the leading physicians of the Stone Center of New Jersey to educate patients about the benefits of supplementing their chemotherapy and radiation treatments with our yeast-beta glucan products.

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

Yeast Beta Glucan Product Lines

Our nutraceutical and cosmetic product lines consist of our natural, premium yeast beta glucans in oral and topical applications. We offer our yeast beta glucans as natural raw material ingredients in bulk quantities, our “Nutraceutical and Cosmetic Additives” segment, and finished, consumer products packaged under our brands as well as private label brands, our “Finished Cosmetic Products” segment, which are marketed directly to consumers. We have also launched an in-licensed patented hair loss shampoo and conditioner called ShapiroMD in the second quarter of 2017.

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

Our principal products are consumables with the goal of generating a stream of repeat sales with the same end customers over an extended period of time. To reach these customers, our marketing strategy includes several online sales promotions. In addition, we are building our brand recognition with healthcare professionals through further testing and analysis of our products and educating practitioners and clinics on the benefits of our products.

We also market out products direct to consumers through our joint venture with Inate established in October 2015 and through which we intend to develop, launch and market additional SKU’s based on our proprietary beta glucans. Inate benefits from a leadership team that has deep experience in the direct marketing space and a proven track record in creating national brands.

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

Customers

We sell our products direct to consumers and to pharmaceutical, nutraceutical and consumer product companies principally in the U.S. market, but also have generated sales in Canada. We focus on establishing and growing long-term relationships with our customers, and we believe that the majority of our customers and partners view us as a strategic long-term supplier and value the quality of our beta glucan products. Our sales through distributors typically are made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on purchase orders. As we have sought to expand our sales, we have marketed our nutraceutical and cosmetic product lines through distributors, partnerships, and direct sales to consumers. We do not anticipate a seasonality of sales.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.), accounted for 15% of our consolidated sales in 2016 and 73% our consolidated sales in 2015. Our second largest customer accounted for 2% of our consolidated sales in 2016 and 12% our consolidated sales in 2015. The remainder of our consolidated sales were attributable to our finished cosmetic products segment and which sales were made through our joint venture with Inate, which sales are decreasing our reliance on MMP.

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

We anticipate continuing to expand our sales on a meaningful basis as part of our new marketing strategy focusing on our nutraceutical and cosmetic product lines. We anticipate competing in these markets on the basis of quality, our proprietary manufacturing processes, research data and effective marketing campaigns promoting the benefits of our natural immune support products. There are no assurances that our products will be able to compete in these markets, however, or that our marketing strategy will be successful.

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

Employees

As of December 31, 2016, we had 11 employees, as well as numerous part-time employees and additional full-time consultants worldwide. All employees and our officers and directors are eligible to participate in our group health and dental insurance plans.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern as at December 31, 2016, we had a negative net working capital position. If we are unable to fund operations through our operating business, and are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our Nutraceutical and Cosmetic Additive segment derives a substantial part of its sales from two major customers. If we lose either of these customers, or they reduce the amount of business they do with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

Our largest customer, Michel Mercier Products, Inc. (d/b/a M.M.P, Inc.) (“MMP”), accounted for 15% of our sales in 2016 and 73% of our sales in 2015. Our relationship with MMP is governed by a written contract, which is subject to a confidentiality agreement. The initial term of our contract with MMP expired on December 19, 2016. Pursuant to its terms, the written contract will be automatically renewed for continuous one-year periods unless either party gives notice of its intent to terminate at least 90 days prior to the expiration of any renewal term. Additionally, our second largest customer accounted for 2% of our sales in 2016 and 12% of our sales in 2015. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of either of these customers to meet their obligations to us would adversely affect our financial results. At December 31, 2016, accounts receivable from MMP amounted to 11% and at December 31, 2015 accounts receivable from MMP amounted to 43% of total accounts receivable. We are making progress in decreasing our reliance on these two customers, as evidenced by our increased sales in our finished cosmetic products business segment. However, if we lose either of these customers or they reduces the amount of business they does with us, or if they fail to meet their obligations to us, our sales, financial condition and results of operations would be adversely affected.

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

Our existing capital resources and cash flows from operations are not adequate to satisfy the liquidity requirements of our business for the next 12 months. We plan on our operating business in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017 to be able to fund operations through 2017. However, if available funds are not sufficient to meet our current operating expenses or plans for expansion, we plan to pursue alternative financing arrangements, including bank loans, advances from our directors and officers or funds raised through offerings of our equity or debt. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including: investors’ perceptions of, and demand for, companies in our industry; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; and economic, political and other conditions in the U.S.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management will need to include a report on our internal control over financial reporting and its assessment on whether such internal controls were effective for the prior fiscal year with our annual reports that we file under the Exchange Act with the SEC. Under current federal securities laws, our management has concluded that our internal control over financial reporting is not effective for the Company, our majority owned subsidiaries and the VIEs.

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

We identified material weaknesses in internal control over financial reporting for the years ended December 31, 2016 and 2015. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We plan to remediate the material weaknesses identified by us when we have sufficient funds to do so; however, we cannot assure you that there will not be additional material weaknesses and significant deficiencies that we will identify. If we are unable to identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable securities laws.

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

As of May 15, 2017, Mark McLaughlin, our President and largest shareholder, beneficially owns 24.5% of our outstanding shares of common stock. In addition, Mr. McLaughlin has from time to time made advances us to support our ongoing capital needs. Mr. McLaughlin exerts significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Without the consent of Mr. McLaughlin, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests.

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

Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year, other than a fiscal year in which a registration statement under the Securities Act has gone effective, we have fewer than 300 holders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information. As of May 12, 2017, we had approximately 324 holders of record.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our principal executive offices are in office spaces located in Mount Kisco, New York. We lease a manufacturing facility with warehouse space consisting of approximately 15,000 square feet in Florence, Kentucky, in the vicinity of the Cincinnati, Ohio, airport on a month-to-month basis. In addition, Immudyne PR operates in a subleased office space in Puerto Rico. We believe that our existing office and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes.

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

	2016		2015
	High	Low	High	Low
First Quarter (through March 31)	$0.33	$0.10	$0.23	$0.10
Second Quarter (through June 30)	0.40	0.17	0.16	0.03
Third Quarter (through September 30)	0.34	0.20	0.14	0.05
Fourth Quarter (through December 31)	0.30	0.21	0.17	0.06

Holders of Record

On May 12, 2017, there were approximately 324 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015, we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, that does business under the name Inate Scientific LLC (“Inate”), to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the year of 2016. We believe, based on testing and analysis conducted by third parties on our behalf, that the beta glucans derived from yeast we manufacture are superior to any other beta glucans available on the market. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

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

In the 2016 fiscal year, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. A majority of these entities providing these services are consolidated as VIEs which received a one (1%) percent fee eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. Some of the entities contracted to provide these services have been determined to be variable interest entities and consolidated in the Company’s financial statements.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In 2015, we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, which have been satisfied in 2016 and 2017. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) to be able to fund operations through 2017. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in this annual report.

Results of Operations

Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	5,238,604		1,218,862
Cost of sales	1,946,055	37%	247,772	20%
Gross profit	3,292,549	63%	971,090	80%
Operating expenses	(4,467,231)	-85%	(1,233,307)	-101%
Loss from operations	(1,174,682)	-22%	(262,217)	-22%
Gain on sale of Adiuvo Investment S.A. stock	-	0%	127,261	10%
Other income (expenses), net	(48,611)	-1%	(37,476)	-3%
Income tax benefit	-	0%	13,200	1%
Net (loss)	(1,223,293)	-23%	(159,232)	-13%
Net (loss) attributable to noncontrolling interests	(115,749)	-2%	(97,240)	-8%
Net (loss) attributable to Immudyne, Inc.	(1,107,544)	-21%	(61,992)	-5%

Overall sales for the year ended December 31, 2016 were $5.24 million, an increase of 330% from $1.22 million in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $4.24 million through our joint venture with Inate. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at approximately $1 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales increased 685% to $1.95 million in 2016 compared to $0.25 million in 2015, which costs in the 2015 period were primarily attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our increased advertising expenses incurred to generate our increase in sales from our finished cosmetic products segment, which costs were not incurred in 2015.

Gross profit increased 239% to $3.29 million in 2016 compared to $0.97 million in 2015 as a result of our increased sales offset by our advertising expenses for the year. Gross profit as a percentage of sales decreased to 63% in 2016 from 80% in 2015 due to the shift in the composition of our sales between periods from primarily topical and oral additives to primarily finished products sold through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense, marketing, research and development and professional fees. Overall operating expenses increased 262% to $4.47 million in 2016 from $1.23 million in 2015, primarily due to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. The increase in our overall operating expenses was also due to our increase in sales. General and administration expense increased 211% to $1.03 million in 2016 from $0.33 million for in 2015. Compensation and related expense increased 134% to $1.25 million in 2016 from $0.53 million in 2015 due to the aforementioned share issuance. Marketing expense increased 642% to $1.7 million in 2016 from $0.23 million for in 2015. Professional fees increased 316% to $.48 million in 2016 from approximately $0.11 million in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations.

Net loss attributable to Immudyne in 2016 was approximately $1.11 million compared to net loss of $0.06 million in 2015. We consolidated the operations of our joint venture, Inate, and at December 31, 2016, reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 21% in 2016 compared to net loss as a percentage of sales of 5% in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the advertising expenses we incurred in the year to help generate sales and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the 2017 fiscal year as Inate continues to mature as a business.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2016 and 2015 fiscal years. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. In 2015, we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000 which have been satisfied in 2016 and 2017. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) being able to fund operations through 2017. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had net working capital of approximately $(361,725) at December 31, 2016, resulting in a decrease from net working capital of approximately $180,990 at December 31, 2015. The ratio of current assets to current liabilities was 0. 69 to 1 at December 31, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(407,914)	$(295,124)
Investing activities	-	127,261
Financing activities	357,491	325,352

Net cash flow used by operating activities was $0.41 million for the year ended December 31, 2016, compared to net cash flow used in operating activities of $0.30 million for the same period in 2015. The increase in the amount of cash used by our operating activities was due to up-front advertising expenses incurred in the 2016 period. We expect that these expenses will decrease as a percentage of sales as Inate continues to mature as a business.

Net cash flows provided by investing activities was $0 for the year ended December 31, 2016, compared to net cash flows provided by financing activities of $0.127 million for the same period in 2015 due to gain on sale of Adiuvo Investment S.A. during the period as further described below.

Net cash flows provided by financing activities was $0.36 million for the year ended December 31, 2016, compared to net cash flows provided by financing activities of $0.33 million for the same period in 2015 due to additional indebtedness incurred during the period as further described below.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. In 2015, we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we secured a $100,000 line of credit with a commercial lender for our short-term working capital needs, which has since been repaid in full. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000 which have been satisfied as of the date hereof.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement. Royalty expense amounted to $0 and $20,157 for the years ended December 31, 2016 and 2015, respectively. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. The Consolidated Financial Statements include the accounts of the Immudyne and its majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company has been determined to be the primary beneficiary. All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required by management include the valuation of inventory, stockholders’ equity-based transactions, allowance for doubtful accounts, revenue recognition and sales returns and allowances. Actual results could differ from those estimates.

Inventory

Inventory is valued at the lower of cost or market value with cost determined on a first-in, first-out basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down their inventories to market value, if lower.

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $1,926,000 for the year ended December 31, 2016. Customer discounts, returns and rebates were not significant for the year ending December 31, 2015.

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

Variable Interest Entities - Principles of Consolidation

Generally, the Company consolidates only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a “VIE.”

The Company follows ASC 810-10-15 guidance with respect to accounting for VIEs. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

Noncontrolling Interests

The Company accounts for its less than 100% interest in Inate and its VIEs in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Inate net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's consolidated financial condition, results of operations, and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) : Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective for the Company, our majority owned subsidiaries and the VIEs and the increased concentration of operations of Immudyne PR. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our PEO/PFO has started to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including the engagement of two accounting firms providing bookkeeping and accounting services (i) to address inadequate segregation of duties and ineffective risk management and (ii) assist in preparing sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and with when sufficient funds are available (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Management’s Annual Report on Internal Control over Financial Reporting

Our PEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2016 our PEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”) provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. Our PEO/PFO used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2016. Based on that evaluation, our PEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s PEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's PEO/PFO in connection with his review of our financial statements as of December 31, 2016.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

On February 1, 2017, Ryan Aldridge was appointed to our Board of Directors. There is no arrangement or understanding between Mr. Aldridge and any other person pursuant to which he was appointed as a director of the Company. There has been no transaction, or proposed transaction, since January 1, 2015, to which Mr. Aldridge or any member of his respective immediate family had or is to have a direct or indirect material interest or any other related transaction with the Company within the meaning of Item 404(a) of Regulation S-K. There are no family relationships between Mr. Aldridge and any of the Company’s other directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

During the third quarter of 2016, the Company sold several 11% subordinated promissory notes along with shares of the Company’s common stock. A total of $200,000 of these notes, together with a total of 250,000 shares of Common Stock, were issued and sold to five investors. The notes have varying maturity dates based on their date of issuance between February and October 2017. All of the notes have been satisfied as of the date hereof. The Company issued the Notes to accredited investors only pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

In the fourth quarter of 2016, the Company issued 275,000 shares of common stock and 137,500 two-year warrants with an exercise price of $0.50 per share for $63,250 to two accredited investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Name	Position	Age
Anthony G. Bruzzese, M.D.	Chairman	62
Mark McLaughlin	President, Chief Executive Officer and Director	59
John R. Strawn, Jr.	Director	56
Dr. Joseph DiTrolio, M.D.	Director and Chief Medical Officer (North America)	66
Dr. Sven Rohmann M.D.	Director and Chief Medical Officer (Global)	55
Ryan Aldridge	Director	33
Justin Schreiber	President, Immudyne PR	34
Stefan Galluppi	Chief Executive Officer, Immudyne PR	30

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

Ryan Aldridge, Director

Ryan Aldridge, was appointed to our board of directors on February 1, 2017. Ryan Aldridge is the founder of Aranea Partners. Aranea is a boutique capital markets advisory firm that specializes in investing in and advising companies in the healthcare sector. Ryan is an advisor to high net worth investors and an investor and consultant to early stage biotechnology and healthcare companies. Prior to Aranea, Ryan was the Director of Investor Relations at a long short hedge fund. Ryan graduated Gettysburg College in 2006 and is a CFA Charterholder.

Justin Schreiber, President Immudyne PR

Justin Schreiber was appointed as Immudyne PR’s President on April 1, 2017. Mr. Schreiber is the President and founder of JLS Ventures, a leading capital markets advisory firm that partners with entrepreneurs and emerging growth companies to build innovative and disruptive brands with long-term investment value. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France.

Stefan Galluppi, Chief Executive Officer, Immudyne PR

Stefan Galluppi is the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne.

Previously, Mr. Galluppi served as CTO at Redwood Scientific Technologies, where he oversaw the information technology infrastructure, ranging from customer services software to Customer Relationship Management (CRM) systems, as well as software system development and integration to streamline the B2C ordering process. Mr. Galluppi was also instrumental in helping create the framework for an optimal back-end office infrastructure to support multiple national TV direct response advertising campaigns rated among the top 10 on the national TV IMS report rankings for performance. Mr. Galluppi’s the former co-founder of a NT1 Hosting; a web development, hosting and online marketing firm that design, developed and marketed hundreds of successful websites and campaigns.

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

Corporate Governance

We currently have no standing audit or nominating committees or committees performing similar functions, nor do we have written audit or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because our Board of Directors can perform the functions of such committees adequately.

We established a Compensation Committee in January 2017. The Compensation Committee consists of Messrs. Strawn and Bruzzese. Mr. Strawn is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.

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

Code of Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K. Currently, we have a three named executive officers,11 employees, as well as a few part-time employees and numerous additional consultants. As our business continues to grow, and we become more experienced as a fully-reporting public company, our Board of Directors plans to implement a code of ethics.

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2016 and 2015.

Summary Compensation Table
		Salary	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)		($)		($)
Mark McLaughlin	2016	145,600	-	-	(3)	-		145,600
President, Chief Executive Officer and Director(2)	2015	145,600	-	-	(3)	52,000	(4)	197,600

Justin Schreiber	2016	-	-	-		345,000		345,000
President, Immudyne PR(5)

Stefan Galluppi	2016	30,000	-	-		345,000		375,000
Chief Executive Officer, Immudyne PR(6)

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin receives no compensation for serving as a member of our Board of Directors.

(3)	Under his employment agreement entered into on April 20, 2011, as amended, Mr. McLaughlin earns an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2016 or 2015, and no incentive bonus was earned or awarded.

(4)	In December of 2014, the Board of Directors authorized a one-year extension of warrants to purchase 1.5 million shares of our common stock at $0.12 per share that were set to expire as consideration, in part, for certain monetary advances made by Mr. McLaughlin to the Company. The warrants with such one-year extension of the expiration date in 2014 had an incremental fair value of $7,000. The warrants were further extended in 2015 for an additional two-years as consideration for Mr. McLaughlin’s personal guarantee of a loan made to the Company, extensions of various interest-free advances and for his provision of rent-free office spaces to the Company.

(5)	Pursuant to the operating agreement of Immudyne PR, Mr. Schreiber was appointed as Immudyne PR’s President on April 1, 2016. In connection the therewith, the Company entered into a services agreement with JLS Ventures, LLC, an entity owned and controlled by Mr. Schreiber. A total of 1,150,000 shares of the Company’s common stock were issued to JLS Ventures, LLC in 2016, with a grant date fair value of $345,000. The Company retains the right to rescind the issuance of 1,000,000 shares of common stock issued to JLS Ventures LLC in the event Immudyne PR does not distribute at least $500,000 to the Company by December 31, 2017.

(6)	Pursuant to the operating agreement of Immudyne PR, Mr. Gallupi was appointed as Immudyne PR’s Chief Executive officer on April 1, 2016. In connection the therewith, the Company entered into a services agreement with American Nutra Tech, an entity owned and controlled by Mr. Gallupi. A total of 1,150,000 shares of the Company’s common stock were issued to American Nutra Tech in 2016, with a grant date fair value of $345,000. The Company retains the right to rescind the issuance of 1,000,000 shares of common stock issued to American Nutra Tech and is currently in negotiations with respect to such shares as well as Mr. Gallupi’s overall compensation.

The following table sets forth information concerning the outstanding equity awards held by our principal executive officer at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End for 2016
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unearned		Option Exercise Price ($)	Option Expiration Date
Mark McLaughlin(1)	1,000,000	-	-		0.10	03/07/2018
	339,473	-	-		0.10	12/31/2018
	1,800,000	-	-		0.20	04/20/2021
	500,000	-	-		0.40	04/20/2021
	500,000	-	-		0.40	04/20/2021
	-	-	500,000	(2)	0.80	04/20/2021

(1)	All options held by Mr. McLaughlin are fully vested from grant date and exercisable on a cashless basis.

(2)	Options become earned and exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

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

Services Agreements

On April 1, 2016, the Company entered into two services agreements (the “Services Agreements”) with each of JLS Ventures, LLC (“JLS”), an entity wholly owned and operated by Justin Schreiber, President of Immudyne PR, and American Nutra Tech (“American Nutra Tech”), an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Inate. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Inate did not distribute at least $500,000 to the Company by December 31, 2016. Inate did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS, the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones being achieved by Inate as specified in the Services Agreements.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2016.

Director Compensation for 2016
	Fees Earned or Paid in Cash	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name	($)	($)(1)		($)		($)		($)
Anthony G. Bruzzese, M.D.	-	-	(2)	-		-	(2)	-
John R. Strawn, Jr.	-	-	(3)	-		16,500		16,500
Joseph DiTrolio, M.D.	-	-	(4)	-	(4)	-	(4)	-
Sven Rohmann, M.D.	-	-		-		-		-

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	As of December 31, 2016, Dr. Bruzzese held fully-vested options to purchase an aggregate of 810,000 shares of our common stock, such options consisting of the right to purchase: (i) 560,000 shares of our common stock at $0.20 per share with an expiration date of April 20, 2021; and (ii) 250,000 shares of our common stock at $0.40 per share with an expiration date of April 20, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Dr. Bruzzese is exercisable on a cashless basis.

(3)	As of December 31, 2016, Mr. Strawn held fully-vested options to purchase an aggregate of 2,000,000 shares of our common stock, such options consisting of the right to purchase: (i) 1,000,000 shares of our common stock at $0.20 per share with an expiration date of July 1, 2021; (ii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021; and (iii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Each such option held by Mr. Strawn is exercisable on a cashless basis.

(4)	Under his director’s agreement effective as of September 4, 2014, Dr. DiTrolio was granted options consisting the right to purchase (i) 250,000 shares of our common stock at $0.20 per share with an expiration date of September 4, 2024; and (ii) 125,000 shares of our common stock at an exercise price of $0.40 per share with an expiration date of September 4, 2024, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date. Dr. DiTrolio was also granted options to purchase shares of our common stock in connection with his consulting agreement with the company. See “Consulting Agreement with Directors” under “Certain Relationships and Related Transactions.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of May 15, 2017, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Lane Deyoe 11997 N. Lake Dr. Boynton Beach, FL 33436	3,945,629	(1)	10.4%
Directors and named executive officers
Mark McLaughlin	10,590,009	(2)	24.5%
Justin Schreiber	4,577,408	(3)	11.7%
Stefan Galluppi	1,150,000		3.1%
Anthony G. Bruzzese, M.D.	2,100,799	(4)	5.5%
John R. Strawn, Jr.	3,115,000	(5)	6.7%
Joseph DiTrolio, M.D.	325,000	(6)	-%
Sven Rohmann, M.D.	-		-%
Directors and named executive officer as a group(7 persons)	21,858,216		46.1%

(1)	Includes 195,000 shares and presently-exercisable warrants to purchase 474,831 shares held of record by the Deyoe Family Limited Partnership over which Mr. Deyoe has sole voting and dispositive power. Also includes presently-exercisable options to purchase 300,000 shares.

(2)	Consists of 588,236 shares held of record by McLaughlin International, Inc., presently-exercisable warrants to purchase 1,500,000 shares, presently-exercisable warrants to purchase 294,118 shares held of record by McLaughlin International, Inc. and presently-exercisable options to purchase 4,139,313 shares. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(3)	Consists of 2,768,272 shares held of record by JOJ Holdings, Inc., presently-exercisable warrants to purchase 809,136 shares and presently-exercisable options to purchase 1,000,000

(4)	Consists of 115,000 shares held jointly with Dr. Bruzzese’s spouse, presently-exercisable warrants to purchase 219,666 shares and presently-exercisable options to purchase 850,800 shares.

(5)	Includes 400,000 shares and presently-exercisable warrants to purchase 200,000 shares held of record by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, and presently-exercisable options to purchase 2,000,000 shares.

(6)	Consists of presently-exercisable options to purchase 350,000 shares.

We are not aware of any arrangements that could result in a change in control of the Company.

As of December 31, 2016, we have no formal equity compensation plan in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation” beginning on page 32, the following describes transactions since January 1, 2015, to which we have been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end and in which any of our directors, executive officer or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Royalty Agreement

We were subject to a royalty agreement, pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. We entered into the royalty agreement to settle a suit between Mr. McLaughlin and us, over disputed patent and licensing arrangements. Mr. McLaughlin, our President, has a 60% interest in the royalties paid under the agreement, or $136,305, and Akin, Gump, Strauss, Hauer & Feld L.L.P., Mr. McLaughlin’s counsel in the matter, is entitled to the remaining 40% interest. During the year ended December 31, 2015, the Company’s sales reached the maximum amount under which the Company is required to pay royalty under the agreement. Mr. McLaughlin converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of the Company’s common stock at a conversion rate of $0.17 per share. As consideration for Mr. McLaughlin foregoing the cash payment due him for several years, we granted him a three year option to purchase 339,473 shares of Immudyne’s common stock at $0.10 per share. Royalty expense under the agreement amounted to $0 and $20,157 for the years ended December 31, 2016 and 2015, respectively

Indebtedness to our President, Directors and Shareholders

From time to time, Mr. McLaughlin, our President, has made short-term advances to us for our operating needs. These advances bear no interest, are unsecured and have no fixed terms of repayment. In 2014, the largest aggregate amount of principal outstanding was $17,000 and no interest was paid thereon. In 2015, the largest principal amount outstanding was $30,000, and no interest was paid thereon. As of December 31, 2016, no amounts are due to Mr. McLaughlin for any advances as they have repaid in full.

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

Justin Schreiber, a greater than 5% shareholder of our company, and President of Immudyne PR, provided a $100,000 loan to the Company in December of 2016 that bore no interest and which repaid in full in March 2017. In addition, in January of 2017, Mr. Schreiber purchased $100,000 of 11% promissory notes of the Company and was issued 217,391 shares of its Common Stock in connection with this purchase. $70,000 of the principal amount of this note has been repaid as of the date hereof. Finally, Mr. Schreiber also received 434,782 shares of common stock in November of 2016 for a conversion of an equity contribution to Immudyne PR and was issued 217,391 two-year warrants with an exercise price of $0.40 per share in connection with such conversion. A similar equity contribution conversion took place in January of 2017, whereby Mr. Schreiber received 1,183 shares of common stock and 591,745 2-year warrants at an exercise price of $0.40 per share.

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

Legal Services Provided by Director

Strawn Pickens LLP, a law firm co-founded by one of our directors, Mr. Strawn, performs legal services on our behalf on an hourly-fee basis in the ordinary course and has a contingency fee arrangement with us in a suit with former officers of the company and their affiliated entities. In June 2012, we issued Strawn Pickens LLP 402,333 shares of our common stock and 3-year warrants to purchase 200,000 shares of our common stock at $0.40 per share in satisfaction of approximately $68,000 in legal services. In 2013, we compensated Mr. Strawn $176,000 ($82,000 paid in 2013 and $94,000 paid in 2014) in conjunction with the Company’s judgment against and settlement with a former officer and affiliated parties. In 2016, there was no compensation provided to this director for legal services.

Office Space Provided by our Officers

Our principal executive offices are in office space provided to us by our President, Mr. McLaughlin at $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased by Mr. Schreiber. Immudyne PR incurs expense of approximately $4,000 a month for this office space.

Immudyne PR Operating Agreement

On April 1, 2016, the Company entered into a limited liability company operating agreement (with Taggart International Trust (“Taggart”) and American Nutra Tech to amend and restate its existing agreements with these parties dated October 8, 2015 with respect to the Company’s joint venture doing business as Inate. The legal name of the joint venture limited liability company is ImmuDyne PR LLC. Pursuant to the terms of the Operating Agreement, the Company increased its ownership and voting interest in the joint venture to 78.16667%. Each of Taggart and American Nutra Tech hold an equity percentage of 11.3333% and 10.5%, respectively. Taggarat International Trust is wholly owned by Justin Schreiber, President of Immudyne PR, and American Nutra Tech is wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR.

Services Agreements

On April 1, 2016, the Company entered into two services agreements with each of JLS, an entity wholly owned and operated by Justin Schreiber, President of Immudyne PR, and American Nutra Tech, an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Inate. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Inate did not distribute at least $500,000 to the Company by December 31, 2016. Inate did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones being achieved by Inate as specified in the Services Agreements.

Consulting Agreement with Directors

On September 12, 2012, we entered into a consultant agreement with one of our current directors, Joseph V. DiTroilio M.D. Under the agreement Dr. DiTrolio is to serve as a Chief Medical Officer of North America of the Company for a term of three years. In connection with the agreement Dr. DiTrolio was granted options consisting of the right to purchase (i) 100,000 shares of our common stock at $0.20 per share with an expiration date of September 12, 2022; (ii) 250,000 shares of our common stock at $0.40 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iii) 250,000 shares of our common stock at $0.80 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

Director Independence

Our Board of Directors currently is comprised of five directors, Dr. Bruzzese, Dr. DiTrolio, Dr. Rohmann, Mr. Aldridge and Messrs. McLaughlin and Strawn. While we are not subject to any director independence requirements because of our quotation on the OTC Markets-OTQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, the Board of Directors has determined that Dr. Bruzzese qualifies as an independent director. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page [37] of this Annual Report. The Board of Directors currently has no separately designated standing committees.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected PKF O’Connor Davies, LLP (“PKF”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2016 and 2015. PKF has served as our independent accountant since 2010. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2016 and 2015, for professional services rendered by PKF were as follows:

	2016	2015
Audit fees	$128,712	$49,289
Audit-related fees
Tax fees	$8,945	$5,735
All other fees

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

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Immudyne, Inc.

We have audited the accompanying consolidated balance sheets of Immudyne, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immudyne, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant accumulated deficit through December 31, 2016, and has incurred negative cash flows for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O’Connor Davies, LLP

Harrison, NY

May 23, 2017

Immudyne, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash	$182,561	$232,984
Trade accounts receivable, net	444,743	154,436
Other receivables	2,250	-
Inventory, net	160,270	61,051
Total Current Assets	$789,824	$448,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$752,930	$167,481
Derivative liabilities	192,254	-
Convertible notes payable	100,000	-
Notes payable, net of discount	106,365	100,000
Total Current Liabilities	1,151,549	267,481

Immudyne, Inc. Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized, 35,570,157 and 32,010,375 shares issued, 35,245,157 and 32,010,375 outstanding as of December 31, 2016 and 2015, respectively	355,701	320,103
Additional paid-in capital	9,070,064	8,366,313
Accumulated (deficit)	(9,693,882)	(8,586,338)
	(268,117)	100,078
Treasury stock, 325,000 shares, at cost	(87,053)	-
Total Immudyne, Inc. Stockholders’ Equity (Deficit)	(355,170)	100,078

Non-controlling interest	(6,555)	80,912

Total Stockholders’ Equity (Deficit)	(361,725)	180,990

Total Liabilities and Stockholders’ Equity (Deficit)	$789,824	$448,471

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

Net sales	$5,238,604	$1,218,862

Cost of sales	1,946,055	247,772

Gross Profit	3,292,549	971,090

Operating expenses
Compensation and related expenses	1,247,195	532,421
Professional fees	477,401	114,890
Marketing expenses	1,710,357	230,661
Research and development expenses	-	23,925
General and administrative expenses	1,032,278	331,410
Total operating expenses	4,467,231	1,233,307

Operating (Loss)	(1,174,682)	(262,217)

Gain on sale of Adiuvo Investment S.A. stock	-	127,261
Interest (expense)	(48,611)	(37,476)

Net Income (Loss) Before Taxes	(1,223,293)	(172,432)
Deferred income tax benefit	-	13,200

Net (Loss)	(1,223,293)	(159,232)

Net (loss) attributable to noncontrolling interests	(115,749)	(97,240)

Net (loss) attributable to Immudyne, Inc.	$(1,107,544)	$(61,992)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.03)	$(0.00)

Average number of common shares outstanding
Basic	33,478,229	30,810,000
Diluted	33,478,229	30,810,000

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2016 and 2015

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2014	30,729,973	$307,299	$8,077,549	$(8,524,346)	$-	$(139,498)	$-	$(139,498)
Amortization of stock options	-	-	22,300	-	-	22,300	-	22,300
Purchase of company stock	(120,000)	(1,200)	(9,600)	-	-	(10,800)	-	(10,800)
Issuance of company stock for notes and other payables	1,000,402	10,004	160,064	-	-	170,068	-	170,068
Issuance of common stock for services	500,000	5,000	60,000	-	-	65,000	-	65,000
Company stock cancelled	(100,000)	(1,000)	1,000	-	-	-	-	-
Extension of option and warrant expiration dates	-	-	55,000	-	-	55,000	-	55,000
Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	178,152	178,152

Net (loss)	-	-	-	(61,992)	-	(61,992)	(97,240)	(159,232)
Balance at December 31, 2015	32,010,375	320,103	8,366,313	(8,586,338)	-	100,078	80,912	180,990

Amortization of stock options	-	-	120,867	-	-	120,867	-	120,867
Issuance of common stock for services	2,300,000	23,000	360,333	-	-	383,333	-	383,333
Sale of common stock and warrants	275,000	2,750	60,500	-	-	63,250	-	63,250
Conversion of NCI equity for shares	434,782	4,348	95,652	-	-	100,000	-	100,000
Issuance of common stock for options exercise	300,000	3,000	27,000	-	-	30,000	-	30,000
Issuance of common stock in relation to debt offering	250,000	2,500	56,250	-	-	58,750	-	58,750
Issuance of warrants for services	-	-	20,585	-	-	20,585	-	20,585
Reduction in noncontrolling interest	-	-	91,612	-	-	91,612	(91,612)	-
Purchase of treasury stock	-	-	-	-	(87,053)	(87,053)	-	(87,053)
Issuance of stock options for services	-	-	63,206	-	-	63,206	-	63,206
Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	119,894	119,894
Reclassification of options, warrants and other contracts from equity to derivative liabilities	-	-	(192,254)	-	-	(192,254)	-	(192,254)

Net (loss)	-	-	-	(1,107,544)	-	(1,107,544)	(115,749)	(1,223,293)
Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,223,293)	$(159,232)

Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation	-	43,748
Bad debt provision	71,136	-
Amortization of debt discount	33,715	-
Deferred tax benefit	-	(13,200)
Stock compensation expense	587,991	77,300
Common stock issued for services	-	65,000
Gain on sale of Adiuvo Investment S.A. stock	-	(127,261)
Changes in Assets and Liabilities
Trade accounts receivable	(361,443)	(139,466)
Other receivables	(2,250)	-
Inventory	(99,219)	(20,043)
Accounts payable and accrued expenses	585,449	(21,970)
Net cash (used) by operating activities	(407,914)	(295,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Adiuvo Investment S.A. stock	-	127,261

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest	219,894	178,152
Increase in notes payable	200,000	305,000
Proceeds from convertible note payable	100,000	-
Repayment of notes payable	(168,600)	(147,000)
Proceeds from options exercise	30,000	-
Sale of common stock and warrants	63,250	-
Purchase of treasury stock	(87,053)	(10,800)
Net cash provided by financing activities	357,491	325,352

Net (decrease) increase in cash	(50,423)	157,489

Cash at beginning of the year	232,984	75,495

Cash at end of the year	$182,561	$232,984

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$13,650	$28,976

Issuance of company stock for notes and other payables	$-	$170,068
Issuance of common stock in relation to debt offering	$58,750	$-
Reclassification of options, warrants and other contracts from equity to derivative liabilities	$192,254	$-
Conversion of equity invested in subsidiary to common stock and warrants	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Innate Scientific, LLC (“Innate”). Under the terms of the joint venture agreement, the Company held a 33.3% equity interest, and a 51% controlling voting interest, in Innate. On January 20, 2016, Innate amended its limited liability company operating agreement and changed its legal name to Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, Immudyne PR further amended its operating agreement and restated the Company’s ownership and voting interest in Immudyne PR increasing its ownership to 78.16667% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612. Immudyne PR was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Immudyne PR is also currently pursuing other opportunities.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2016, the Company has an accumulated deficit approximating $9.7 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at December 31, 2016, and projected cash needs for 2017, management estimates that it may need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2017 year. Management may raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Immudyne PR and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non- controlling interest in Immudyne PR represents the 21.833% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

As of December 31, 2016 and 2015, the Company consolidated nine and zero VIEs, respectively.

Immudyne PR as the primary beneficiary of Ace Account Management LLC, Innerwell Skincare LLC, MCD Merchants LLC, One Equity Research LLC, Inate Gems LLC, Retriever Health Products LLC, Spurs 5, LLC, Salus LLC and Huntley LLC which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Immudyne PR and further included in the consolidated financial statements. As of December 31, 2016, the VIEs had assets of $10,306, liabilities of $5,748, revenues of $6,271, and operating expenses of $6,141. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Immudyne PR and Immudyne. No assets were pledged or given as collateral against any borrowings.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	Summary of Significant Accounting Policies

The Company utilizes third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees. A majority of these entities provide this service as independent contractors in exchange for a one (1%) percent fee of the net revenues processed and collected by such contractors from sales initiated by the Company. The VIEs consolidated in the Company’s financial statements are primarily contracted to credit card processing through one or more merchant banks contracted by each VIE. Upon receipt of funds by each VIE, the collection of receipts less any returns, chargeback and other fees charged by such merchant bank is transferred to Immudyne PR.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the accounting for derivatives, the valuation of inventory and stockholders’ equity based transactions. Actual results could differ from those estimates.

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

As of December 31, 2016, certain of the Company’s stock options, stock warrants and convertible debt instruments were accounted for as derivative liabilities due to insufficient authorized shares of common stock to settle outstanding contracts. At December 31, 2016, the Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes option pricing model (“Black-Scholes”) in the amount of $192,254 was recorded upon issue

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of authorized but unissued shares, and all future instruments being classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors.

Inventory

At December 31, 2016 and December 31, 2015, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Pennsylvania and Louisiana.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At December 31, 2016 and December 31, 2015, the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	December 31, 2016	December 31, 2015

Raw materials	$38,460	$25,761
Finished products	121,810	35,290
	$160,270	$61,051

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $1,926,000 in the year ended December 31, 2016. Customer discounts, returns and rebates were not significant in the year ended December 31, 2015.

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

Revenue for the year ended December 31, 2016 consisted of nutraceutical and cosmetic additives ($997,964) and finished cosmetic products ($4,240,640). Revenue for the year ended December 31, 2015 consists of nutraceutical and cosmetic additives ($1,079,289) and finished cosmetic products ($139,573).

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2016 and 2015 the accounts receivable reserve was approximately $37,800 and $18,000, respectively. As of December 31, 2016, the reserve for sales returns and allowances was approximately $50,500. No sales returns and allowances reserve existed at December 31, 2015.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

A summary of the company’s reportable segments is as follows:

Total assets:	December 31, 2016	December 31, 2015
Nutraceutical and Cosmetic Additives	$556,234	$412,324
Finished Cosmetic Products	422,288	101,828
Eliminations	(188,698)	(65,681)
Total	$789,824	$448,471

	Year ended
	December 31, 2016	December 31, 2015
Net sales by segment:
Nutraceutical and Cosmetic Additives	$1,024,264	$1,092,289
Finished Cosmetic Products	4,240,640	139,573
Eliminations	(26,300)	(13,000)
Total	$5,238,604	$1,218,862

Net (loss) income by segment:
Nutraceutical and Cosmetic Additives	$164,286	$110,467
Finished Cosmetic Products	(388,121)	(158,402)

Other unallocated amounts:
Corporate expenses	(950,847)	(214,282)
Other income (expense) – net	(48,611)	89,785
Consolidated income (loss) from operations	$(1,223,293)	$(172,432)

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	Summary of Significant Accounting Policies (continued)

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

The Company’s tax returns for all years since December 31, 2013, remain open to taxing authorities.

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

December 31, 2016

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

Common stock equivalents comprising shares underlying 16,302,447 options and warrants for the year ended December 31, 2016 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,775,273 options and warrants for the year ended December 31, 2015 have not been included in the loss per share calculations as the effects are anti-dilutive.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification flows of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

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

December 31, 2016

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's consolidated financial condition, results of operations, and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) : Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable and accrued expenses and the face amount of notes payable approximate fair value for all periods.

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

Consolidation of Variable Interest Entities

In accordance with ASC 810-10-25-37 and as amended by ASU 2009-17, the Company determines whether any legal entity in which the Company becomes involved is a VIE and subject to consolidation. The Company conducts an assessment on an ongoing basis for each VIE including (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company determined that nine (9) entities were VIEs and subject to consolidation.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	Summary of Significant Accounting Policies (continued)

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

One customer in the nutraceutical and cosmetic additives division accounted for 15% and 73% of consolidated sales for the years ended December 31, 2016 and 2015, respectively. This customer accounted for 11% and 43% of accounts receivable at December 31, 2016 and December 31, 2015, respectively.

A second customer in the nutraceutical and cosmetic additives division accounted for 2% and 12% of consolidated sales for years ended December 31, 2016 and 2015, respectively. This customer accounted for 8% and 24% of accounts receivable at December 31, 2016 and December 31, 2015, respectively.

In the finished cosmetic products division, two credit card processors accounted for 34.9% and 31.6% of accounts receivable at December 31, 2016. There were no significant concentrations of accounts receivable in the finished cosmetic products division at December 31, 2015

3.	Furnishings and Equipment

Furnishings and equipment consisted of the following:

	December 31
	2016	2015

Furnishings and equipment, at cost	$679,291	$679,291
Accumulated depreciation	679,291	679,291
	$-	$-

Depreciation expense amounted to $0 and $43,748 for years ended December 31, 2016 and 2015, respectively.

4.	Investment in Adiuvo Investment S.A.

In December 2013, the Company entered into a memorandum of understanding (MOU) with Adiuvo Investment S.A. (AI), an investment company located in Poland, whereby AI paid the Company $100,000 for the option, which expired in September 2014, to purchase up to 10% of the outstanding stock in the Company at $0.25 per share. In January 2014, the Company invested $100,000 in AI in exchange for a minority interest of less than 1% in AI, and an option to acquire additional shares of AI up to an aggregate consideration of $1,500,000. Further, AI granted the Company the right to participate in any subsequent public offerings of AI and the option to buy up to 10% of AI. During 2015 AI shares commenced trading on the Warsaw exchange in Poland, and the Company sold its entire investment, receiving $127,261, net of transaction costs. Due to the investment’s limited liquidity and uncertain valuation prior to its sale, the Company accounted for its interest in AI at no value. The proceeds of the Company’s sale of AI stock, $127,261, are recorded as gain on sale of Adiuvo Investment S.A. stock in the accompanying statement of operations for the year ended December 31, 2015.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

5.	Notes Payable

Notes payable are due to officers, directors, and shareholders and a commercial lender and are summarized as follows:

	Officers, Directors, and Shareholders	Commercial Lenders	Total
Balance at December 31, 2014	$27,200	$-	$27,200
Borrowing	105,000	200,000	305,000
Repayment	(47,000)	(100,000)	(147,000)
Conversion to common stock	(85,200)	-	(85,200)
Balance at December 31, 2015	$-	$100,000	$100,000

Borrowing	$300,000	$-	$300,000
Repayment	(68,600)	(100,000)	(168,600)
Debt discount	(25,035)	-	(25,035)

Balance at December 31, 2016	$206,365	$(100,000)	$106,365

The Company periodically borrows from officers, directors, other related individuals, and from commercial lenders. During 2015 two shareholders, with notes totaling $85,200, converted the notes to Company stock at $0.17 per share.

In January 2015, the Company borrowed $100,000 from a commercial lender. The loan required payment of principal and interest in 252 daily payments of $492 each commencing January 12, 2015. In December 2015, the Company repaid the remaining outstanding principal balance. Interest for the year ended December 31, 2015 amounted to $25,425.

In November 2015, the Company borrowed $100,000 from a commercial lender. The loan incurred interest at 11% and with a maturity date of November 1, 2016. In October 2016, the Company repaid the entire principal balance. Interest expense related to this loan for the years ended December 31, 2016 and 2015 amounted to $9,479 and $1,543, respectively.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 are payable in February 2017 and one promissory note for $50,000 is payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes are payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and will be amortized over the term of these notes. Amortization of the debt discounts for the year ended December 31, 2016 was $33,715. During 2016, the Company repaid $68,600 of the principle balance; and as a result, the outstanding balances of these notes as of December 31, 2016, were $131,400. The balance of debt discount related to the subordinated promissory notes is $25,035 at December 31, 2016. Interest expense related to these notes for the year ended December 31, 2016 amounted to $5,416.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

5.	Notes Payable (continued)

In December 2016, the Company borrowed $100,000 from an officer and issued a convertible promissory note with a maturity date of February 28, 2017. The loan incurs no interest. This note is convertible if not repaid by the maturity date at a conversion price of $0.23 per Unit. Each Unit shall consist of one share of the Company’s common stock and one three-year common-stock warrant to purchase one-half of one share of the Company’s common stock with an exercise price of $0.40 per share.

Interest expense related to loans from officers, directors and other related individuals amounted to $5,416 and $10,508 for the years ended December 31, 2016 and 2015, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $39,131 and $0, amounted to $48,611 and $37,476 for the years ended December 31, 2016 and 2015, respectively.

6.	Income Taxes

The Company incurred a loss for the year ended December 31, 2016 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At December 31, 2016, the Company had available net operating loss carryforwards of approximately $3,953,000, expiring during various years through 2036.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

	December 31
	2016	2015

Net operating loss	$1,344,000	$930,000
Accounts receivable reserves	30,000	-
Inventory reserves	7,000	-
Stock compensation	200,000	-
Net deferred tax asset	1,581,000	-
Valuation allowance	(1,581,000)	(930,000)
Total	$-	$-

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	Stockholders’ Equity

In May 2015, the Company purchased and retired 120,000 shares of outstanding Company common stock from an investor for $10,800.

In July 2015, the Company granted 300,000 options valued at $7,500 to a shareholder in conjunction with the issuance of a $75,000 note payable. The options are fully vested and expire in three years. In December 2015, the Company satisfied the $75,000 note payable through the issuance of 441,177 shares of Company common stock.

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

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine- month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. For the year ended December 31, 2016, the Company has recognized expense of $383,333 in connection with these agreements.

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

In October 2016, the Company issued 62,500 shares of common stock pursuant to the sale of two promissory notes in the Offering.

In November 2016, the Company issued 434,782 shares of common stock pursuant to a conversion of an equity contribution into Immudyne PR by the noncontrolling interest. In connection with this issuance the Company issued 217,391 warrants with an exercise price of $0.40 per share. These warrants are fully vested and expire in two years.

In December 2016, the Company received proceeds of $30,000 from exercises of options at $0.10 per share. The Company issued 300,000 shares of common stock pursuant to these exercises.

On December 23, 2016, the Company issued 75,000 shares of common stock for $17,250. In connection with this issuance the Company issued 37,500 warrants with an exercise price of $0.50 per share. These warrants are fully vested and expire in two years.

During 2016, the Company purchased 325,000 shares of outstanding Company common stock through an exchange for a price per share of $0.23 to $0.29. As of the December 31, 2016, these shares being held by the Company valued at cost is $87,053 and are included in treasury stock in the consolidated balance sheet.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	Stockholders’ Equity (continued)

Additional Paid-In Capital

Noncontrolling Interest

On April 1, 2016, the Company increased its ownership in Immudyne PR from to 78.16667% decreasing the minority interest from 66.7% to 21.83% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612.

In 2016, the net change in loans, contributions and distributions by other members of Immudyne PR resulted an increase in noncontrolling interests of $119,894.

For the years ended December 31, 2016 and 2015, the net income (loss) of Immudyne PR attributed the Company amounted to $(115,749) and $(97,240), respectively.

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

In July 2016, the Company issued 50,000 service-based options valued at $12,397 to a consultant with an exercise price of $0.20 per share. The options are fully vested and expire in 10 years.

In November 2016, the Company issued 50,000 service-based options valued at $9,980 to a consultant with an exercise price of $0.50 per share. The options are fully vested and expire in 2 years.

Accordingly, stock based compensation for the years ended December 31, 2016 and 2015 included $63,206 and $22,300, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2014	10,435,000
Cancelled	(200,000)
Issued	790,273

Balance at December 31, 2015	11,025,273
Exercised	300,000
Expired	50,000
Cancelled	(250,000)
Issued	275,000

Balance at December 31, 2016	10,700,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 amounted to $704,794 and $33,605, respectively. The intrinsic value of options exercised during the year ending December 31, 2016 was $54,000.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.71% - 1.88%
Expected stock price volatility	217.4% - 248.4%
Expected dividend payout	—
Expected option life-years	2 to 3	years
Weighted average grant date fair value	$0.22
Forfeiture rate	0%

The following is a summary of outstanding service-based options at December 31, 2016:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,380,273	1 year
$0.20 - $0.25	8,120,000	5 years
$0.40 - $0.50	1,200,000	5 years
Total	10,700,273

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

In October 2016, the Company cancelled 287,500 of these service-based options valued at $17,999 to two consultants. The fair value of these performance-based options as of year ended December 31, 2016 aggregated $151,036.

The performance criteria for options exercisable upon the Company achieving annual sales revenue of $5,000,000, with a fair value amounting to $120,867, was met during the year ended December 31, 2016. Accordingly, stock based compensation expense for the year ended December 31, 2016 includes $120,867 related to such options. At December 31, 2016, the unearned compensation for all the performance based options is $30,169.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	Stockholders’ Equity (continued)

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2014	3,772,720	0.29	2015 - 2016
Expired	(2,022,720)	0.40	2015

Balance at December 31, 2015	1,750,000	0.16	2016 - 2017
Issued	454,891	0.42	2018 - 2019
Expired	(250,000)	0.40	2016

Balance at December 31, 2016	1,954,981	0.19	2017 - 2019

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

In December 2016, the Company issued 37,500 warrants with an exercise price of $0.50 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In December 2016, the Company issued 217,391 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock. These warrants are fully vested and expire in two years.

Warrants outstanding and exercisable amounted to 1,954,891 and 1,750,000 at December 31, 2016 and 2015, respectively. The weighted average exercise price of warrants outstanding at December 31, 2016 is $0.19. The warrants expire at various time between December 2017 and September 2019.

The fair value of options and warrants granted (or extended) during the years ended December 31, 2016 and 2015, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015

Expected volatility	203%	50%
Risk free interest rate	.88%	2%
Expected dividend yield	-	-
Expected option term (in years)	2 - 3	1 - 5
Weighted average grant date fair value	$0.20	$0.03

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts s, with any changes in fair value being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as these contracts are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	Stockholders’ Equity (continued)

Stock Based Compensation

The total stock based compensation expense related Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $587,991 and $142,300 for the years ended December 31, 2016 and 2015, respectively. Such amounts are included in compensation and related expenses ($587,991 in 2016 and $133,800 in 2015) and interest expense ($8,500 in 2015).

8.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement. Royalty expense amounted to $-0- and $20,157 for the years ended December 31, 2016 and 2015, respectively. During December 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at $0.17 cents per share.

Included in accounts payable and accrued expenses at December 31, 2016 and 2015 was $56,579 in regards to this agreement.

9.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. Our principal executive offices are in office space provided to us by our President, Mr. McLaughlin at the rate of $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President of Immudyne PR)and incurs expense of approximately $4,000 a month for this office space. Rent expense for the years ended December 31, 2016 and 2015, was $139,030 and $65,968, respectively.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the year ended December 31, 2016, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period ending December 31, 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of December 31, 2016, no bonus shares have been issued and no options have been granted under this agreement.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

9.	Commitments and Contingencies (continued)

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At December 31, 2016, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

10.	Related Party Transactions

For the year ended December 31, 2016 one of the Company’s directors, acting as an advisor for the Company, provided legal and business advisory services and was compensated $16,145. During 2015 there was no compensation to this director. In addition, for the year ended December 31, 2016 the Company’s President received $24,000 for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices. During 2015 the Company’s president was not reimbursed for home office expenditures.

Immudyne, Inc. employs the wife of the President of the Company Immudyne, Inc. and incurs $3,000 per month as an accountant, plus an annual incentive bonus award equal to 0.5% of the Company’s pre-tax earnings.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, and incurred $19,800 for the year ended December 31, 2016 for these services.

Taggart International Trust (“Taggart”), a shareholder; provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JSDC, Inc., owned by a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President of Immudyne PR) incurs expense of approximately $4,000 a month for this office space.

11.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of an equity contribution into Immudyne PR by the noncontrolling interest. In connection with this issuance the Company issued 591,745 warrants with an exercise price of $0.40 per share. These warrants are fully vested and expire in two years.

In January 2017, the Company borrowed $200,000 and issued a promissory note with a 5% original issue discount for a total principal amount of $210,000. The loan incurs 11% interest per annum and matures in various tranches from February 2017 through April 2017. In addition, the Company issued 217,391 shares of common stock related to this note. In February 2017, the Company repaid $70,000 of the principle balance of this note. In March, pursuant to an offering described below, the Company converted the remaining $140,000 of the principle balance of the this note in exchange for 559,179 shares of common stock and 304,348 warrants.

On March 27, 2017, the Company commenced an offering to sell up to 4,000,000 shares of common stock at a price of $0.23 per share and warrants to purchase up to 2,000,000 shares of common stock excisable any time prior to the secondary anniversary of the issuance. The warrants are paired with the stock on the basis of one warrant for every two shares of stock purchased.

At the time of this filing, the Company received subscriptions in the amount of 2,673,656 shares and issued 1,336,828 warrants and proceeds in the amount of $614,940. The Company also converted two additional notes with the total principal balance of $50,000 in exchange for 196,000 shares of common stock and 98,000 warrants.

.

On April 24, 2017, the Company, issued 217,390 shares of common stock pursuant to a stock subscription agreement and the Company issued 108,696 warrants with an exercise price of $0.40 per share for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of the Sole and Exclusive License, Royalty, and Advisory Agreement dated September 1, 2016 with Pilaris Laboratories, LLC

* * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUDYNE, INC.
(Registrant)

Date: May 23, 2017	By:	/s/ Mark McLaughlin
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

Signature	Title	Date

/s/ Anthony Bruzzese	Chairman of the Board	May 23, 2017
Anthony G. Bruzzese, M.D.
/s/ Mark McLaughlin	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	May 23, 2017
Mark McLaughlin

/s/ John R. Strawn, Jr.	Director	May 23, 2017
John R. Strawn, Jr.

/s/ Joseph DiTrolio	Director	May 23, 2017
Joseph DiTrolio

/s/ Sven Rohmann	Director	May 23, 2017
Sven Rohmann

/s/ Ryan Aldridge	Director	May 23, 2017
Ryan Aldirdge

41

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.2	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.3	Bylaws of Immudyne, Inc. as currently in effect(Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
4.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
5.1	Opinion of Newman & Morrison LLP (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.1	Written Description of Royalty Agreement between Immudyne, Inc. and Mark McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.2#	Employment Agreement, as amended, between Immudyne, Inc. and Mark McLaughlin, effective as of October 12, 2012 Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.3#	Director Agreement between Immudyne, Inc. and Anthony Bruzzese M.D., dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.5#	Director and Legal Services Agreement between Immudyne, Inc. and John R. Strawn, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.6	Employment Agreement, as amended, between Immudyne, Inc. and Brunilda McLaughlin d/b/a McLaughlin International, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.7	Lease Agreement, as amended, between Cabot Industrial Properties L.P. and Immudyne, Inc., dated May 15, 2011 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.8	Letter Agreement between Immudyne, Inc. and MMP, dated December 19, 2011(Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on January 23, 2013)
10.9	Operating Agreement of Immudyne PR LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.10	Services Agreement with JLS Ventures, LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.11	Services Agreement with American Nutra Tech, LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10K)
31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Definition Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed herewith.

42