Form 10-Q
period 2017-03-31
Immudyne, Inc.
filed 2017-07-07
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

40,543,373 shares of common stock outstanding as of July 5, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Immudyne, Inc.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$381,056	$182,561
Trade accounts receivable, net	555,708	444,743
Other receivables	-	2,250
Inventory, net	136,938	160,270
Total Current Assets	$1,073,702	$789,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$562,220	$752,930
Derivative liabilities	1,809,890	192,254
Convertible notes payable	-	100,000
Notes payable, net of discount	25,000	106,365
Total Current Liabilities	2,397,110	1,151,549

Immudyne, Inc. Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized, 40,543,373 and 35,570,157 shares issued, 40,205,573 and 35,245,157 outstanding as of March 31, 2017 and December 31, 2016, respectively	405,433	355,701
Additional paid-in capital	9,363,160	9,070,064
Accumulated (deficit)	(10,738,687)	(9,693,882)
	(970,094)	(268,117)
Treasury stock, 337,800 and 325,000 shares, at cost	(90,204)	(87,053)
Total Immudyne, Inc. Stockholders’ (Deficit)	(1,060,298)	(355,170)

Non-controlling interest	(263,110)	(6,555)

Total Stockholders’ (Deficit)	(1,323,408)	(361,725)

Total Liabilities and Stockholders’ (Deficit)	$1,073,702	$789,824

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net Sales	$424,462	$1,641,028

Cost of Sales	203,356	1,337,942

Gross Profit	221,106	303,086

Operating expenses
Compensation and related expenses	358,488	240,455
Professional fees	99,632	69,315
Marketing expenses	10,800	-
General and administrative expenses	127,172	98,412
Total operating expenses	596,092	408,182

Operating (Loss)	(374,986)	(105,096)

Change in fair value of derivative liability	(48,192)	-
Interest (expense)	(649,357)	(3,063)

Net (Loss)	(1,072,535)	(108,159)

Net (loss) attributable to noncontrolling interests	(27,730)	(46,110)

Net (loss) attributable to Immudyne, Inc.	$(1,044,805)	$(62,049)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.03)	$(0.00)

Average number of common shares outstanding
Basic	37,581,987	32,010,375
Diluted	37,581,987	32,010,375

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2017
(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)

Issuance of common stock for services	-	-	76,667	-	-	76,667	-	76,667
Sale of common stock and warrants	2,817,156	28,171	619,773	-	-	647,944	-	647,944
Conversion of non-controlling interest equity for shares and warrants	1,183,490	11,835	260,368	-	-	272,203	(272,203)	-
Conversion of note payable	755,179	7,552	737,862	-	-	745,414	-	745,414
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Purchase of treasury stock	-	-	-	-	(3,151)	(3,151)	-	(3,151)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	43,378	43,378
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(1,569,444)	-	-	(1,569,444)	-	(1,569,444)

Net (loss)	-	-	-	(1,044,805)	-	(1,044,805)	(27,730)	(1,072,535)
Balance at March 31, 2017	40,543,373	$405,433	$9,363,160	$(10,738,687)	$(90,204)	$(1,060,298)	$(263,110)	$(1,323,408)

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to Immudyne, Inc.	$(1,044,805)	$(62,049)
Net (loss) attributable to noncontrolling interests	(27,730)	(46,110)
Net (Loss)	(1,072,535)	(108,159)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	48,192	-
Bad debt recovery	(38,027)	-
Amortization of debt discount	81,558	-
Loss on settlement of notes payable	553,222	-
Stock compensation expense	190,188	38,867
Changes in Assets and Liabilities
Trade accounts receivable	(72,938)	(144,902)
Other receivables	2,250	-
Inventory	23,332	(77,443)
Accounts payable and accrued expenses	(188,498)	169,482
Net cash (used) by operating activities	(473,256)	(122,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	43,378	92,793
Proceeds from notes payable	235,000	-
Repayment of convertible note payable	(100,000)	-
Repayment of notes payable	(151,420)	-
Sale of common stock and warrants	647,944	-
Purchase of treasury stock	(3,151)	-
Net cash provided by financing activities	671,751	92,793

Net increase (decrease) in cash	198,495	(29,362)

Cash at beginning of the period	182,561	232,984

Cash at end of the period	$381,056	$203,622

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,612	$3,063

Issuance of company stock for notes and other payables	$192,192	$-
Conversion of equity invested in subsidiary to common stock and warrants	$272,203	$-
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$1,569,444	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC (“Innate”). Under the terms of the joint venture agreement, the Company held a 33.3% equity interest, and a 51% controlling voting interest, in Innate. On January 20, 2016, Innate amended its limited liability company operating agreement and changed its legal name to Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, Immudyne PR further amended its operating agreement and restated the Company’s ownership and voting interest in Immudyne PR increasing its ownership to 78.1667% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612. Immudyne PR was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. In the second quarter of 2017, Immudyne PR expanded their product line and launched their in-licensed patented hair loss shampoo and conditioner.

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2017, the Company has an accumulated deficit approximating $10.7 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2017, and projected cash needs for 2017, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the remainder of the 2017 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Immudyne PR and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non- controlling interest in Immudyne PR represents the 21.8333% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

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

As of March 31, 2017 and December 31, 2016, the Company consolidated nine VIEs.

Immudyne PR as the primary beneficiary of Ace Account Management LLC, Innerwell Skincare LLC, MCD Merchants LLC, One Equity Research LLC, Inate Gems LLC, Retriever Health Products LLC, Spurs 5, LLC, Salus LLC and Huntley LLC which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Immudyne PR and further included in the consolidated financial statements. As of March 31, 2017, the VIEs had assets of $19,421, liabilities of $5,748, revenues of $981, and operating expenses of $953. As of December 31, 2016, the VIEs had assets of $10,306, liabilities of $5,748. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. Any inter-company receivables and payables are eliminated upon consolidation of the VIE with Immudyne PR and Immudyne, Inc. No assets were pledged or given as collateral against any borrowings.

The Company utilizes third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees. A majority of these entities provide this service as independent contractors in exchange for a one percent (1%) fee of the net revenues processed and collected by such contractors from sales initiated by the Company. The VIEs consolidated in the Company’s financial statements are primarily contracted to provide credit card processing through one or more merchant banks. Upon receipt of funds by each VIE, the collection of receipts less any returns, chargeback and other fees charged by such merchant bank is transferred to Immudyne PR.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Derivative Liabilities

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the Company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the Company were unable to obtain shareholder approval to increase the number of authorized shares, the Company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. The Company will continue to report the potential settlement obligation as a liability until such time as these contracts are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. The Company also plans to amend its Articles of Incorporation in the third quarter of 2017 to increase the number of shares of its authorized common stock after the approval by its shareholders.

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

Inventory

At March 31, 2017 and December 31, 2016, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Pennsylvania and Louisiana.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At March 31, 2017 and December 31, 2016, the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	March 31, 2017	December 31, 2016

Raw materials	$29,577	$38,460
Finished products	107,361	121,810
	$136,938	$160,270

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $38,000 and $517,000 in the three months ended March 31, 2017 and 2016, respectively. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Revenue for the three months ended March 31, 2017 consisted of nutraceutical and cosmetic additives ($256,563) and finished cosmetic products ($167,899). Revenue for the three months ended March 31, 2016 consists of nutraceutical and cosmetic additives ($265,910) and finished cosmetic products ($1,375,118).

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2017 and December 31, 2016 the accounts receivable reserve was approximately $37,800 for both periods. As of March 31, 2017 and December 31, 2016, the reserve for sales returns and allowances was approximately $12,500 and $50,500, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

A summary of the company’s reportable segments is as follows:

Total assets:	March 31, 2017	December 31, 2016
Nutraceutical and Cosmetic Additives	$1,350,785	$556,234
Finished Cosmetic Products	385,345	422,288
Eliminations	(662,428)	(188,698)
Total	$1,073,702	$789,824

	Three Months ended
	March 31, 2017	March 31, 2016
Net sales by segment:
Nutraceutical and Cosmetic Additives	$256,563	$285,160
Finished Cosmetic Products	167,899	1,375,118
Eliminations	-	(19,250)
Total	$424,462	$1,641,028

Net (loss) income by segment:
Nutraceutical and Cosmetic Additives	$26,807	$84,777
Finished Cosmetic Products	(127,007)	(69,165)

Other unallocated amounts:
Corporate expenses	(274,786)	(120,708)
Other income (expense)	(697,549)	(3,063)
Net (loss)	$(1,072,535)	$(108,159)

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

March 31, 2017

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

Common stock equivalents comprising shares underlying 18,295,335 options and warrants for the three months ended March 31, 2017 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,525,273 options and warrants for the three months ended March 31, 2016 have not been included in the loss per share calculations as the effects are anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements. At this time, the adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

March 31, 2017

 (unaudited)

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

One customer in the nutraceutical and cosmetic additives division accounted for 59% and 16% of consolidated sales for the three months ended March 31, 2017 and 2016, respectively. This customer also accounted for 45% and 54% of accounts receivable at March 31, 2017 and December 31, 2016, respectively.

In the finished cosmetic products division, two credit card processors accounted for 42% and 35% of accounts receivable at March 31, 2017. In the finished cosmetic products division, two credit card processors accounted for 35% and 32% of accounts receivable at December 31, 2016.

3.	Notes Payable

In November 2015, the Company borrowed $100,000 from a commercial lender. The loan incurred interest at 11% and with a maturity date of November 1, 2016. In October 2016, the Company repaid the entire principal balance. Interest expense related to this loan for the period ended March 31, 2016 amounted to $3,063.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes are payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and will be amortized over the term of these notes. Amortization of the debt discounts for the period ended March 31, 2017 was $25,035. During 2016, the Company repaid $68,600 of the principal balance. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in interest expense as loss on settlement of notes payable. Interest expense related to these notes for the three months ended March 31, 2017 amounted to $131,117.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

 (unaudited)

3.	Notes Payable (continued)

In December 2016, the Company borrowed $100,000 from an officer and issued a convertible promissory note with a maturity date of February 28, 2017. The loan incurs no interest. This note is convertible if not repaid by the maturity date at a conversion price of $0.23 per Unit. Each Unit shall consist of one share of the Company’s common stock and one three-year common-stock warrant to purchase one-half of one share of the Company’s common stock with an exercise price of $0.40 per share. In March 2017, the Company repaid the entire outstanding balance of this note.

In January 2017, the Company borrowed $200,000 and issued a promissory note with a 5% original issue discount for a total principal amount of $210,000. The loan incurs 11% interest per annum and matures in various tranches from February 2017 through April 2017. In addition, the Company issued 217,391 shares of common stock related to this note. In February 2017, the Company repaid $70,000 of the principal balance of this note. In March 2017, the Company converted the remaining $140,000 of the principal balance of this note and accrued interest of $2,212 in exchange for 559,179 shares of common stock and 304,348 warrants. The fair market value of the shares and warrants issued upon conversion was determined to be $566,030, of which $423,818 was included in interest expense as loss on settlement of notes payable.

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. As of March 31, 2017, there were no available borrowings under the working capital line.

Interest expense related to loans from officers, directors and other related individuals amounted to $1,713 and $312 for the three months ended March 31, 2017 and 2016, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $91,556 and $-0-, amounted to $649,357 and $3,063 for the three months ended March 31, 2017 and 2016, respectively.

4.	Income Taxes

The Company is not expected to have taxable income in 2017 and incurred a loss for the year ended December 31, 2016 and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At March 31, 2017, the Company had available net operating loss carryforwards of approximately $4,294,800, expiring during various years through 2037.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$1,699,000
Accounts receivable reserves	17,000
Inventory reserves	7,000
Stock compensation	229,000
Net deferred tax asset	1,952,000
Valuation allowance	(1,952,000)
Total	$-

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

5.	Stockholders’ Equity

Common Stock

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine-month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. For the period ended March 31, 2017, the Company has recognized expense of $76,667 in connection with these agreements. As of March 31, 2017 and December 31, 2016, the unamortized portion of these service agreements are $230,000 and $306,667, respectively.

During 2016, the Company purchased 325,000 shares of outstanding Company common stock through an exchange for a price per share of $0.23 to $0.29. During 2017, the Company purchased an additional 12,800 shares of outstanding Company common stock for a price per share of $0.24 to $0.26. As of the March 31, 2017, a total of 337,800 shares are being held by the Company valued at cost is $90,204 and are included in treasury stock in the consolidated balance sheet.

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of Immudyne PR equity contributions of $272,203 into equity of Immudyne, Inc. by the noncontrolling interest.

In January 2017, the Company issued 217,391 shares of common stock in relation to the remaining outstanding principal balance on the $210,000 note payable.

In the first quarter of 2017, the Company commenced an offering to sell up to 4,000,000 shares of common stock at a price of $0.23 per share and warrants to purchase up to 2,000,000 shares of common stock excisable any time prior to the secondary anniversary of the issuance. The warrants are paired with the stock on the basis of one warrant for every two shares of stock purchased. During the first quarter of 2017, the Company received subscriptions in the amount of 2,817,156 shares and issued 1,408,578 warrants and proceeds in the amount of $647,944.

In March 2017, the Company issued 755,179 shares of common stock for the conversion of the outstanding balance of three notes payable totaling $499,802 (see Note 3).

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Noncontrolling Interest

On April 1, 2016, the Company increased its ownership in Immudyne PR to 78.1667% decreasing the minority interest from 66.7% to 21.8333% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612.

For the three months ended March 31, 2017 and 2016, the net loss of Immudyne PR attributed to the noncontrolling interest amounted to $27,730 and $46,110, respectively.

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

In February 2017, the Company issued 500,000 service-based options valued at $113,522 to a director with an exercise price of $0.20 per share. The options are fully vested and expire in 10 years.

Accordingly, stock based compensation for the periods ended March 31, 2017 and 2016 included $113,522 and $-0-, respectively, related to such service-based stock options.

A summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2016	10,700,273
Issued	500,000

Balance at March 31, 2017	11,200,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of service based options outstanding and exercisable at March 31, 2017 and December 31, 2016 amounted to $3,261,859 and $704,794, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued, using the Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49%
Expected stock price volatility	216.7%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.24
Forfeiture rate	0%

The following is a summary of outstanding service-based options at March 31, 2017:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	1,380,273	1 year
$0.20 - $0.25	8,620,000	5 years
$0.40	1,200,000	5 years
Total	11,200,273

Performance-Based Stock Options

Vested

The Company granted performance-based options to purchase 2,925,000 shares of common stock at exercise prices of $0.40. The options expire at various dates between 2021 and 2026 and are exercisable upon the Company achieving annual sales revenue of $5,000,000.  During the year ended December 31, 2016, the Company cancelled 287,500 of these service-based options issued to two consultants, valued at $12,457.

The fair value of the vested performance-based options aggregated $120,867 and was expensed over the implicit service period commencing once management believed the performance criteria was met. During 2016, the Company met the performance criteria and accordingly, recorded stock based compensation expense of $38,867 for the three months ended March 31, 2016.

Unvested

The Company granted performance-based options to purchase 1,150,000 shares of common stock at exercise prices of $0.40 and $0.80. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000.  During the year ended December 31, 2016, the Company cancelled 287,500 of these service-based options issued to two consultants, valued at $5,542.

The performance criteria for options exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000 with an aggregate fair value of $85,608. As of March 31, 2017, no amounts have been expensed and the unearned compensation for all the performance based options is $85,608.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

 (unaudited)

5.	Stockholders’ Equity (continued)

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	1,954,981	$0.19	2017 - 2019
Issued	2,402,671	0.40	2019

Balance at March 31, 2017	4,357,562	0.31	2017 - 2019

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

In January 2017, the Company issued 591,745 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of an equity contribution into Immudyne PR by the noncontrolling interest. These warrants are fully vested and expire in two years.

In March 2017, the Company issued 403,348 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of debt. These warrants are fully vested and expire in two years.

In the first quarter of 2017, the Company issued 1,407,578 warrants with an exercise price of $0.40 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

The fair value of warrants granted during the period ended March 31, 2017, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	181% - 211%
Risk free interest rate	1.03% - 2.22%
Expected dividend yield	-
Expected term (in years)	1.4 - 8.5
Weighted average grant date fair value	$0.37 - 0.50

As of March 31, 2017 and December 31, 2016, certain of the Company’s stock options, stock warrants and convertible debt instruments were accounted for as derivative liabilities due to insufficient authorized shares of common stock to settle outstanding contracts. At March 31, 2017 and December 31, 2016, the Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes option pricing model (“Black-Scholes”) to be $1,809,890 and $192,254, based on Level 2 valuation inputs.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Stock Based Compensation

The total stock based compensation expense related Service-Based Stock Options, Performance-Based Stock Options and Warrants and common stock issued for service amounted to $190,189 and $38,867 for the three months ended March 31, 2017 and 2016, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

6.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement, accordingly no royalty expense was incurred for the three month periods ended March 31, 2017 and 2016, respectively. During December 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at $0.17 cents per share.

Included in accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 was $56,579 in regards to this agreement.

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. The Company’s principal executive offices are in office space provided to us by the Company’s President, Mr. McLaughlin, at the rate of $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased from Justin Schreiber (President of Immudyne PR) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the three month periods ended March 31, 2017 and 2016, was $36,061 and $16,616, respectively.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the three months ended March 31, 2017 and 2016, -0- restricted shares of common stock have been issued related to these agreements. During 2016, 2,300,000 restricted shares of common stock were issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period ending December 31, 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of March 31, 2017, no bonus shares have been issued and no options have been granted under this agreement.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

7.	Commitments and Contingencies (continued)

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR share pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. As of March 31, 2017, the Company has accrued $58,333 expense related to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At March 31, 2017, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

8.	Related Party Transactions

During 2016, legal and business advisory services were provided to the Company by one of its directors. For the three months ended March 31, 2016 this director was compensated $6,000. No services were provided during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company’s President received $8,000 and $8,000, respectively for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices.

Immudyne, Inc. employs the wife of the President of the Company as an accountant and incurs $3,000 per month, plus an annual incentive bonus award equal to 0.5% of the Company’s pre-tax earnings.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Immudyne PR’s President, and incurred $10,396 for the three months ended March 31, 2017 for these services. During the three months ended March 31, 2016, Immudyne PR did not utilize BV Global Fulfillment.

Taggart International Trust (“Taggart”), a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JSDC, Inc., owned by a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

Immudyne PR utilizes office space in Puerto Rico which is subleased from the President of Immudyne PR and incurs expense of approximately $4,000 a month for this office space.

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

On April 24, 2017, the Company, issued 217,390 shares of common stock pursuant to a stock subscription agreement and the Company issued 108,696 warrants with an exercise price of $0.40 per share for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of the Sole and Exclusive License, Royalty, and Advisory Agreement dated September 1, 2016 with Pilaris Laboratories, LLC.

* * * * *

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a health and wellness company that develops, manufactures, and markets innovative consumer products. We manufacture and market a proprietary and patent protected Yeast Beta Glucan that has been shown in clinical studies to support and regulate the human immune system. It has broad applications in skincare and as an immune support supplement. Our majority owned subsidiary is our digital marketing arm and is currently focused on marketing patented products for thicker and fuller hair and a skincare line containing our proprietary Yeast Beta Glucan ingredient.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors, as well as from debt and equity financings. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) being able to fund our operations through 2017. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in our annual report for the fiscal year ended December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
Net Sales	424,462		1,641,028
Cost of sales	203,356	48%	1,337,942	82%
Gross profit	221,106	52%	303,086	18%
Operating expenses	(596,092)	(140)%	(408,182)	(25)%
Operating (Loss)	(374,986)	(88)%	(105,096)	(6)%
Change in fair value of derivative liability	(48,192)	(11)%	-	-%
Interest (expense)	(649,357)	(153)%	(3,063)	-%
Net (loss)	(1,072,535)	(253)%	(108,159)	(7)%
Net (loss) attributable to noncontrolling interests	(27,730)	(7)%	(46,110)	(3)%
Net (loss) attributable to Immudyne, Inc.	(1,044,805)	(246)%	(62,049)	(4)%

Overall sales for the three months ended March 31, 2017 were $0.42 million, a decrease of 74% from $1.64 million for the same period in 2016. Our decrease in sales was due to the fact that we invested considerable time and Company resources into the preparation for the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017, which we believe, based on initial sales numbers, will be a meaningful contributor to our revenues during the remainder of the 2017 fiscal year. In addition, during the quarter, we shifted to an internal marketing strategy which we believe will position the Company for long-term success. However, this shift impacted our overall sales numbers for our finished products segment which decreased to $0.17 million for the quarter compared to $1.38 million for the three months ended March 31, 2016. Sales in our additives segment remained relatively consistent between periods at $0.26 million for the three months ended March 31, 2017 compared to $0.27 million for the same period in 2016, which is in-line with our expectations and the historical performance of this segment.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 85% to $0.20 million in the first quarter of 2017 compared to $1.34 million for the same period in 2016. The decrease in our cost of sales was due to our decreased revenues and as a result of the increased advertising and marketing expenses we incurred in the first quarter of 2016 to generate our significant increase in sales from our finished cosmetic products segment during that period.

Gross profit decreased 27% to $0.22 million in the first quarter of 2017 compared to $0.30 million for the same period in 2016. The decrease in our gross profit was a result of our decrease in sales, which was partially offset by the fact that we did not incur the same level of advertising and marketing expenses as we did in the first quarter of 2016.

Gross profit as a percentage of sales increased to 52% in the first quarter of 2017 from 18% for the same period in 2016. Our increase in gross profit as a percentage of sales for the quarter was as a result of the fact that our sales for the quarter were more heavily weighted towards our additives segment which generally has higher margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 46% to $0.60 million in the first quarter of 2017 from $0.41 million for the same period in 2016. The relative consistency in our operating expenses between the periods despite our decrease in sales was primarily attributable to our continued compensation commitments, including with respect to our joint venture. General and administration expense increased 30% to $0.13 million in the first quarter of 2017 from $0.10 million for the same period in 2016. Compensation and related expense increased 50% to $0.36 million in the first quarter of 2017 from $0.24 million for the same period in 2016. Professional fees increased 44% to $0.10 million in the first quarter of 2017 from approximately $0.07 million for the same period in 2016, due to increased legal and accounting fees incurred with respect to our operations in Puerto Rico.

Net loss attributable to the Company in the first quarter of 2017 was approximately $1.04 million compared to net loss of $0.06 million for the same period in 2016. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was 246% in the first quarter of 2017 compared to net loss as a percentage of sales of 4% for the same period in 2016. Our net loss during the period was attributable to the aforementioned decrease in our sales as we shifted company resources in efforts to launch our in-licensed patented hair loss shampoo, conditioner, and leave in foam, and to internal marketing strategies. It was also partially attributable to a $0.55 non-cash charge related to the settlement of a notes payable in connection with the conversion of such note to shares of common stock and warrants. We believe these developments will positively impact the Company’s business during the 2017 fiscal year.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2016 and 2015 fiscal years. As a result, we have substantial doubt about our ability to continue as a going concern. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000. Additionally, the Company borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company. The Company also has access to a working capital line in the amount of $25,000 with a term of 60 days and interest at a flat fee of $250. As of March 31, 2017, there were no available borrowings under the working capital line. Additionally, in the first quarter of 2017, the Company issued and sold 2,817,156 shares and 1,408,578 warrants to accredited investors in an offering pursuant to Regulation D and received proceeds in the amount of $647,944. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) being able to fund operations through 2017. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of approximately $(1,323,408) at March 31, 2017, resulting in a decrease from negative net working capital of approximately $(361,725) at December 31, 2016. The ratio of current assets to current liabilities was .45 to 1 at March 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$(473,256)	$(122,155)
Financing activities	671,751	92,793

Net cash flow used by operating activities was $0.47 million for the three months ended March 31, 2017, compared to net cash flow used in operating activities of $0.12 million for the same period in 2016. The increase in the amount of cash used by our operating activities was due primarily to our overall net loss for the quarter.

Net cash flows provided by financing activities was $0.67 million for the three months ended March 31, 2017, compared to net cash flows provided by financing activities of $0.09 million for the same period in 2016. Our increase in net cash flows provided by financing activities was primarily a result of the sale of our common stock and warrants in the first quarter of 2017 for aggregate proceeds of $0.65 million.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company. We also have access to a $25,000 working capital line. As of March 31, 2017, there were no available borrowings under the working capital line.

We are subject to a royalty agreement pursuant to which we are required to pay a monthly royalty of 8% on all sales of certain skin care products up to $227,175. During the year ended December 31, 2015 our sales reached the maximum amount under which we are required to pay a royalty under this agreement, accordingly no royalty expense was incurred for the three months periods ending March 31, 2017 and 2016. During 2015, our President, who has a 60% interest in the royalties, converted all royalties payable (in the amount of $84,868) to 499,225 shares of the company’s stock valued at $0.17 cents a share.

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

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 2 to our financial statements, which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.     Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2017, the Company commenced a private placement to sell up to 4,000,000 shares of its common stock, coupled with warrants to purchase 2,000,000 shares of the Company’s common stock (with an exercise price of $0.40 per share), at a price per unit of $0.23. The Company has received subscriptions in the amount of 2,817,156 shares and 1,408,578 warrants for aggregate proceeds of $647,944. The Company issued the shares and warrants to accredited investors only pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

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

IMMUDYNE INC.
(Registrant)

Date: July 7, 2017	By:	/s/ Mark McLaughlin
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

