Form 10-Q
period 2017-06-30
Immudyne, Inc.
filed 2017-08-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

YES  ☐   NO  ☒

44,107,342 shares of common stock outstanding as of August 11, 2017.

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

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne, Inc., unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Immudyne, Inc.
Consolidated Balance Sheets
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$436,086	$182,561
Trade accounts receivable, net	519,624	444,743
Other receivables	-	2,250
Product deposit	74,043	-
Inventory, net	127,448	160,270
Total Current Assets	$1,157,201	$789,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$561,833	$752,930
Derivative liabilities	955,014	192,254
Convertible notes payable	-	100,000
Notes payable, net of discount in 2016	74,043	106,365
Total Current Liabilities	1,590,890	1,151,549

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized, 40,995,763 and 35,570,157 shares issued, 40,657,963 and 35,245,157 outstanding as of June 30, 2017 and December 31, 2016, respectively	409,957	355,701
Additional paid-in capital	9,532,060	9,070,064
Accumulated (deficit)	(10,001,198)	(9,693,882)
	(59,181)	(268,117)
Treasury stock, 337,800 and 325,000 shares, at cost	(90,204)	(87,053)
Total Immudyne, Inc. Stockholders’ (Deficit)	(149,385)	(355,170)

Non-controlling interest	(284,304)	(6,555)

Total Stockholders’ (Deficit)	(433,689)	(361,725)

Total Liabilities and Stockholders’ (Deficit)	$1,157,201	$789,824

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$1,107,418	$1,227,247	$1,531,880	$2,868,275

Cost of Sales	329,246	700,977	532,602	2,038,919

Gross Profit	778,172	526,270	999,278	829,356

Operating expenses
Compensation and related expenses	243,956	475,056	602,444	715,511
Professional fees	121,952	125,359	221,584	194,674
Marketing expenses	289,070	-	299,870	-
General and administrative expenses	348,671	79,487	475,843	177,899
Total operating expenses	1,003,649	679,902	1,599,741	1,088,084

Operating (Loss)	(225,477)	(153,632)	(600,463)	(258,728)

Change in fair value of derivative liability	922,022	-	873,830	-
Interest (expense)	(250)	(2,750)	(649,607)	(5,813)

Net Income (Loss)	696,295	(156,382)	(376,240)	(264,541)

Net (loss) income attributable to noncontrolling interests	(41,194)	43,594	(68,924)	(2,516)

Net Income (loss) attributable to Immudyne, Inc.	$737,489	$(199,976)	$(307,316)	$(262,025)

Basic income (loss) per share attributable to Immudyne, Inc.	$0.02	$(0.01)	$(0.01)	$(0.01)
Diluted income (loss) per share attributable to Immudyne, Inc.	$0.02	$(0.01)	$(0.01)	$(0.01)

Average number of common shares outstanding
Basic	40,849,638	32,338,946	39,224,839	32,174,661
Diluted	47,254,218	32,338,946	39,224,839	32,174,661

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2017
(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)

Issuance of common stock for services	125,000	1,250	159,583	-	-	160,833	-	160,833
Sale of common stock and warrants	2,927,156	29,271	643,974	-	-	673,245	-	673,245
Conversion of non-controlling interest equity for shares and warrants	1,183,490	11,835	260,368	-	-	272,203	(272,203)	-
Conversion of note payable	755,179	7,552	737,862	-	-	745,414	-	745,414
Conversion of accrued expenses	217,390	2,174	128,929	-	-	131,103	-	131,103
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Purchase of treasury stock	-	-	-	-	(3,151)	(3,151)	-	(3,151)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	63,378	63,378
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(1,636,590)	-	-	(1,636,590)	-	(1,636,590)

Net (loss)	-	-	-	(307,316)	-	(307,316)	(68,924)	(376,240)
Balance at June 30, 2017	40,995,763	$409,957	$9,532,060	$(10,001,198)	$(90,204)	$(149,385)	$(284,304)	$(433,689)

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to Immudyne, Inc.	$(307,316)	$(262,025)
Net (loss) attributable to noncontrolling interests	(68,924)	(2,516)
Net (Loss)	(376,240)	(264,541)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	(873,830)	-
Bad debt recovery	(44,543)	-
Amortization of debt discount	81,558	-
Loss on settlement of notes and other payables	634,325	-
Stock compensation expense	113,522	118,562
Common stock issued for services	160,833	230,000
Changes in Assets and Liabilities
Trade accounts receivable	(30,338)	(296,638)
Other receivables	2,250	-
Product deposit	(74,043)	-
Inventory	32,822	(118,204)
Accounts payable and accrued expenses	(138,885)	254,159
Net cash (used) by operating activities	(512,569)	(76,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	63,378	79,130
Proceeds from notes payable	309,043	-
Repayment of convertible note payable	(100,000)	-
Repayment of notes payable	(176,420)	-
Sale of common stock and warrants	673,244	-
Purchase of treasury stock	(3,151)	-
Net cash provided by financing activities	766,094	79,130

Net increase in cash	253,525	2,468

Cash at beginning of the period	182,561	232,984

Cash at end of the period	$436,086	$235,452

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,612	$5,813

Issuance of company stock for notes and other payables	$242,192	$-
Conversion of equity invested in subsidiary to common stock and warrants	$272,203	$-
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$1,636,590	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2017, the Company has an accumulated deficit approximating $10.0 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2017, and projected cash needs for 2017, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the remainder of the 2017 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standard Codification (“ASC”) 810 Consolidation.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Immudyne PR and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non-controlling interest in Immudyne PR represents the 21.8333% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for VIE’s. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

As of June 30, 2017 and December 31, 2016, the Company consolidated nine VIEs.

Immudyne PR as the primary beneficiary of Ace Account Management LLC, Innerwell Skincare LLC, MCD Merchants LLC, One Equity Research LLC, Inate Gems LLC, Retriever Health Products LLC, Spurs 5, LLC, Salus LLC and Huntley LLC which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs are included in the financial statements of Immudyne PR and further included in the consolidated financial statements. As of June 30, 2017, the VIEs had assets of $12,051, liabilities of $18,481, revenues of $1,507, and operating expenses of $1,519. As of December 31, 2016, the VIEs had assets of $10,306, liabilities of $5,748. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. Any inter-company receivables and payables are eliminated upon consolidation of the VIEs with Immudyne PR and Immudyne, Inc. No assets were pledged or given as collateral against any borrowings.

The Company utilizes third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees. A majority of these entities provide this service as independent contractors in exchange for a one percent (1%) fee of the net revenues processed and collected by such contractors from sales initiated by the Company. The VIEs consolidated in the Company’s financial statements are primarily contracted to provide credit card processing through one or more merchant banks. Upon receipt of funds by each VIE, the collection of receipts less any returns, chargebacks and other fees charged by such merchant bank is transferred to Immudyne PR.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

Derivative Liabilities

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a derivative liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the Company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the Company were unable to obtain shareholder approval to increase the number of authorized shares, the Company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. The Company will continue to report the potential settlement obligation as a derivative liability until such time as these contracts are exercised or expire or we are otherwise able to modify the warrant agreements to remove the provisions which require this treatment. The Company also plans to amend its Articles of Incorporation in the third quarter of 2017 to increase the number of shares of its authorized common stock after the approval by its shareholders.

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

Inventory

At June 30, 2017 and December 31, 2016, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Pennsylvania and Louisiana.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At June 30, 2017 and December 31, 2016, the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	June 30, 2017	December 31, 2016

Raw materials	$31,752	$38,460
Finished products	95,696	121,810
	$127,448	$160,270

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $50,000 and $1,050,000 in the six months ended June 30, 2017 and 2016, respectively. Customer discounts, returns and rebates approximated $12,000 and $620,000 in the three months ended June 30, 2017 and 2016, respectively. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Revenue for the six months ended June 30, 2017 consisted of nutraceutical and cosmetic additives ($703,893) and finished cosmetic products ($827,987). Revenue for the six months ended June 30, 2016 consists of nutraceutical and cosmetic additives ($528,220) and finished cosmetic products ($2,340,055).

Revenue for the three months ended June 30, 2017 consisted of nutraceutical and cosmetic additives ($447,330) and finished cosmetic products ($660,088). Revenue for the three months ended June 30, 2016 consists of nutraceutical and cosmetic additives ($262,310) and finished cosmetic products ($964,937).

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At June 30, 2017 and December 31, 2016 the accounts receivable reserve was approximately $37,800 for both periods. As of June 30, 2017 and December 31, 2016, the reserve for sales returns and allowances was approximately $6,000 and $50,500, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

A summary of the company’s reportable segments is as follows:

Total assets:	June 30, 2017	December 31, 2016
Nutraceutical and Cosmetic Additives	$1,651,442	$556,234
Finished Cosmetic Products	473,763	422,288
Eliminations	(968,004)	(188,698)
Total	$1,157,201	$789,824

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales by segment:
Nutraceutical and Cosmetic Additives	$447,330	$266,060	$703,893	$551,220
Finished Cosmetic Products	660,088	964,937	827,987	2,340,055
Eliminations	-	(3,750)	-	(23,000)
Total	$1,107,418	$1,227,247	$1,531,880	$2,868,275

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Net (loss) income by segment:	2017	2016	2017	2016
Nutraceutical and Cosmetic Additives	$154,825	$30,165	$181,632	$114,942
Finished Cosmetic Products	(188,675)	199,668	(315,682)	130,503

Other unallocated amounts:
Corporate expenses	(191,627)	(383,465)	(466,413)	(504,173)
Other income (expense)	921,772	(2,750)	224,223	(5,813)

Consolidated net income (loss)	$696,295	$(156,382)	$(376,240)	$(264,541)

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, warrants, derivative liability and convertible debt, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period, when such amounts are dilutive to the earnings per share calculation.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,145,693 for the three months ended June 30, 2017.

Common stock equivalents comprising shares underlying 11,550,273 options and warrants for the six months ended June 30, 2017 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,700,273 options and warrants for the six months ended June 30, 2016 have not been included in the loss per share calculations as the effects are anti-dilutive.

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

June 30, 2017

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

One customer in the nutraceutical and cosmetic additives division accounted for 35% and 17% of consolidated sales for the three month periods ended June 30, 2017 and 2016, respectively. This customer accounted for 42% and 16% of consolidated sales for the six month periods ended June 30, 2017 and 2016, respectively. This customer also accounted for 60% and 11% of the consolidated accounts receivable at June 30, 2017 and December 31, 2016, respectively.

In the finished cosmetic products division, one credit card processor accounted for 20% of the consolidated accounts receivable at June 30, 2017. In the finished cosmetic products division, two credit card processors accounted for 35% and 32% of the consolidated accounts receivable at December 31, 2016.

3.	Notes Payable

In November 2015, the Company borrowed $100,000 from a commercial lender. The loan incurred interest at 11% and with a maturity date of November 1, 2016. Interest expense related to this loan for the period ended March 31, 2016 amounted to $3,063. In October 2016, the Company repaid the entire principal balance.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes are payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and will be amortized over the term of these notes. Amortization of the debt discounts for the three months ended March 31, 2017 was $25,035. There was no amortization of debt discount during the second quarter of 2017. During 2016, the Company repaid $68,600 of the principal balance. Interest expense related to these notes for the six months ended June 30, 2017 amounted to $131,117. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the note in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in interest expense as loss on settlement of notes payable.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

In January 2017, the Company borrowed $200,000 and issued a promissory note with a 5% original issue discount for a total principal amount of $210,000. The loan incurred 11% interest per annum and matured in various tranches from February 2017 through April 2017. In addition, the Company issued 217,391 shares of common stock related to this note. In February 2017, the Company repaid $70,000 of the principal balance of this note. In March 2017, the Company converted the remaining $140,000 of the principal balance of this note and accrued interest of $2,212 in exchange for 559,179 shares of common stock and 304,348 warrants which satisfied the note in full. The fair market value of the shares and warrants issued upon conversion was determined to be $566,030, of which $423,818 was included in interest expense as loss on settlement of notes payable.

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. As of June 30, 2017, there were $66,000 available borrowings under the working capital line.

Interest expense related to loans from officers, directors and other related individuals amounted to $1,713 and $313 for the six month periods ended June 30, 2017 and 2016, respectively. There was no interest expense for the three months ended June 30, 2017 and 2016 related to loans from officers, directors and other related individuals as there were no loans outstanding during the three months ended June 30, 2017.

Total interest expense on notes payable amounted to $649,607 and $5,813 for the six months ended June 30, 2017 and 2016, respectively. Total interest expense amounted to $250 and $2,750 for the three months ended June 30, 2017 and 2016, respectively.

4.	Income Taxes

The Company is not expected to have taxable income in 2017 and incurred a loss for the year ended December 31, 2016, and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At June 30, 2017, the Company had available net operating loss carryforwards of approximately $4,260,600, expiring during various years through 2037.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$1,449,000
Accounts receivable reserves	15,000
Inventory reserves	7,000
Stock compensation	291,000
Net deferred tax asset	1,762,000
Valuation allowance	(1,762,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes, as well as a permanent difference from the change in derivative liability. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

5.	Stockholders’ Equity

Common Stock

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine-month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. For the six and three months ended June 30, 2017, the Company has recognized expense of $153,333 and $76,667, respectively, in connection with these agreements. For the six and three months ended June 30, 2016, the Company has recognized expense of $230,000. As of June 30, 2017 and December 31, 2016, the unamortized portion of these service agreements are $153,333 and $306,667, respectively.

During 2016, the Company purchased 325,000 shares of outstanding Company common stock through an exchange for a price per share of $0.23 to $0.29. During 2017, the Company purchased an additional 12,800 shares of outstanding Company common stock for a price per share of $0.24 to $0.26. As of the June 30, 2017, a total of 337,800 shares are being held by the Company valued at cost is $90,204 and are included in treasury stock in the consolidated balance sheet.

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of Immudyne PR equity contributions of $272,203 into equity of Immudyne, Inc. by the noncontrolling interest.

In January 2017, the Company issued 217,391 shares of common stock in relation to issuance of a $210,000 note payable.

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

On April 24, 2017, the Company, issued 217,390 shares of common stock pursuant to a stock subscription agreement and the Company issued 108,696 warrants with an exercise price of $0.40 per share for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of the Sole and Exclusive License, Royalty, and Advisory Agreement dated September 1, 2016 with Pilaris Laboratories, LLC. The fair value of the shares and warrants issued were determined to be $131,103, of which $81,103 was included in general and administrative expense as loss on settlement of other payables.

During the second quarter of 2017 the Company received subscriptions in the amount of 110,000 shares and issued 55,000 warrants and proceeds in the amount of $25,300.

On June 1, 2017, the Company entered into an agreement with a consultant to provide services, with a six month term, and issued 125,000 shares of common stock as compensation. The shares were valued at $45,000 and the Company is recognizing the expense over the term of the agreement. For the three months ending June 30, 2017, $7,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Noncontrolling Interest

On April 1, 2016, the Company increased its ownership in Immudyne PR to 78.1667% decreasing the minority interest from 66.7% to 21.8333% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612.

For the six months ended June 30, 2017 and 2016, the net loss of Immudyne PR attributed to the noncontrolling interest amounted to $68,924 and $2,516, respectively.

For the three months ended June 30, 2017, the net loss of Immudyne PR attributed to the noncontrolling interest amounted to $41,194. For the three months ended June 30, 2016, the net income of Immudyne PR attributed to the noncontrolling interest amounted to $43,594.

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

Accordingly, stock based compensation expense for the six months ended June 30, 2017 and 2016 included $113,522 and $40,829, respectively, related to such service-based stock options. Stock based compensation expense for the three months ended June 30, 2017 and 2016 included $-0- and $40,829, respectively, related to such service-based stock options.

A summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2016	10,700,273
Issued	500,000

Balance at June 30, 2017	11,200,273

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of service based options outstanding and exercisable at June 30, 2017 and December 31, 2016 amounted to $1,131,805 and $704,794, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued in 2017, using the Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49%
Expected stock price volatility	216.7%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.24
Forfeiture rate	0%

The following is a summary of outstanding service-based options at June 30, 2017:

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

The fair value of the vested performance-based options aggregated $120,867 and was expensed over the implicit service period commencing once management believed the performance criteria was expected to be met. During 2016, the Company met the performance criteria and accordingly, recorded stock based compensation expense of $38,867 and $77,733 for the three and six months ended June 30, 2016, respectively.

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

The performance options exercisable upon the Company achieving annual sales revenue of $5,000,000 and $10,000,000 have an aggregate fair value of $85,608. As of June 30, 2017, no amounts have been expensed and the unearned compensation for all the performance based options is $85,608.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	1,954,891	$0.19	2017 - 2019
Issued	2,566,367	0.40	2019 - 2020

Balance at June 30, 2017	4,521,258	0.31	2017 - 2020

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

In the first quarter of 2017, the Company issued 1,408,578 warrants with an exercise price of $0.40 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In April 2017, the Company issued 55,000 warrants with an exercise price of $0.40 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In April 2017, the Company issued 108,696 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for conversion of a payable. These warrants are fully vested and expire in three years.

The fair value of warrants granted during the period ended June 30, 2017, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	127% - 215%
Risk free interest rate	1.24% - 2.14%
Expected dividend yield	-
Expected term (in years)	1.2 - 8.3
Weighted average grant date fair value	$0.12 - 0.30

As of June 30, 2017 and December 31, 2016, certain of the Company’s stock options, stock warrants and convertible debt instruments were accounted for as derivative liabilities due to insufficient authorized shares of common stock to settle outstanding contracts. At June 30, 2017 and December 31, 2016, the Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes option pricing model (“Black-Scholes”) to be $955,014 and $192,254, based on Level 2 valuation inputs.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Stock Based Compensation

The total stock based compensation expense related Service-Based Stock Options and Performance-Based Stock Options and Warrants amounted to $113,522 and $118,562 for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, total stock based compensation amounted to $-0- and $79,695, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Common stock issued for services amounted to $160,833 and $230,000 for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, common stock issued for services amounted to $84,167 and $-0-, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

6.	Royalties

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the three months ended June 30, 2017, the Company recognized $12,112 in royalty expense related to this agreement. As of June 30, 2017, the $12,112 was included in accounts payable and accrued expenses in regards to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 7).

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. The Company’s principal executive offices are in office space provided to us by the Company’s President, Mr. McLaughlin, at the rate of $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased from Justin Schreiber (President of Immudyne PR) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the six month periods ended June 30, 2017 and 2016, was $74,100 and $43,900, respectively. Rent expense for the three month periods ended June 30, 2017 and 2016, was $38,039 and $27,284, respectively.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the three and six months ended June 30, 2017, -0- restricted shares of common stock have been issued related to these agreements. During 2016, 2,300,000 restricted shares of common stock were issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period ending December 31, 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of June 30, 2017, no bonus shares have been issued and no options have been granted under these agreements.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

7.	Commitments and Contingencies (continued)

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the three and six months ended June 30, 2017, the Company recognized expenses related to the performance fee in the amount of $25,000 and $83,333, respectively. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of June 30, 2017, the balance in accounts payable and accrued expenses is $33,333 expense related to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At June 30, 2017, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

8.	Related Party Transactions

During 2016, legal and business advisory services were provided to the Company by one of its directors. For the three and six months ended June 30, 2016 this director was compensated $3,000 and $9,000, respectively. No services were provided during the six months ended June 30, 2017.

During the six months ended June 30, 2017 and 2016, the Company’s President received $14,000 and $14,000, respectively for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices. During the three months ended June 30, 2017 and 2016, the Company’s President received $6,000 and $6,000, respectively for reimbursement of these expenses.

Immudyne, Inc. employs the wife of the President of the Company as an accountant and incurs $3,000 per month, plus an annual incentive bonus award equal to 0.5% of the Company’s pre-tax earnings.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Immudyne PR’s President, and incurred $32,160 and $42,556 for the three and six months ended June 30, 2017, respectively, for these services. During the three and six months ended June 30, 2016, Immudyne PR did not utilize BV Global Fulfillment.

Taggart International Trust (“Taggart”), a shareholder, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by a shareholder, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services.

JSDC, Inc., owned by a shareholder, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

Immudyne PR utilizes office space in Puerto Rico which is subleased from the President of Immudyne PR and incurs expense of approximately $4,000 a month for this office space.

Immudyne, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

In July 2017, the Company appointed Justin Schreiber and Stefan Galluppi to the Board of Directors.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. In addition, the Company issued performance based options that vest, in intervals, upon receipt by Immudyne, Inc. of cash from Immudyne PR within three years from the effective date of the agreement. Upon receipt of $4,000,000 of cash the Company will issue a ten year option to buy 1,500,000 shares at $0.25. Upon receipt of an additional $1,000,000, the Company will issue an additional ten year option to buy 1,500,000 shares at $0.25. Upon receipt of each additional $1,000,000, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 1,500,000 shares at $0.35.

In July 2017, the Company and Brunilda McLaughlin entered into a three year employment agreement effective July 1, 2017. Upon signing as additional compensation, the Company issued a ten year option to buy 75,000 shares at $0.35.

In July 2017, the Company entered into a three year employment agreement with Mark McLaughlin (“McLaughlin”) as the Company’s President, Chief Executive Officer and to serve as a Director of the Company. McLaughlin will be entitled to receive an annual salary of $145,600, plus an annual cash bonus of $100,000 if the Company achieves $4,000,000 in pre-tax earnings plus, an additional cash bonus of $75,000 if the Company achieves $6,000,000 in pre-tax earnings. As additional compensation, the Company issued McLaughlin a ten year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. In addition, the Company issued McLaughlin performance based options to that vest, in intervals, upon the Company achieving pre-tax earnings of $4,000,000, the Company will issue a ten year option to buy 500,000 shares at $0.25; and upon the achievement of an additional $1,000,000 of pre-tax earnings, the Company will issue an additional ten year option to buy 500,000 shares at $0.25; and upon the achievement of each additional $1,000,000 of pre-tax earnings, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 500,000 shares at $0.35.

In July 2017, the Company entered into two separate, three year director agreements with Anthony Bruzzese M.D. (“Bruzzese”) and John R. Strawn, Jr. (“Strawn”). Bruzzese and Strawn will be entitled to receive an annual retainer to be negotiated in good faith. Upon signing as additional compensation, the Company issued to both Bruzzese and Strawn a ten year option to buy 100,000 shares at $0.35. In addition, the Company issued both Bruzzese and Strawn performance based options to that vest, in intervals, upon the Company achieving pre-tax earnings of $4,000,000, the Company will issue a ten year option to buy 75,000 shares at $0.25; and upon the achievement of an additional $1,000,000 of pre-tax earnings, the Company will issue an additional ten year option to buy 75,000 shares at $0.25; and upon the achievement of each additional $1,000,000 of pre-tax earnings, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 75,000 shares at $0.35.

In August 2017, the Company renewed the BV Global Services Agreement dated August 3, 2016 with BV Global Fulfillment, LLC (“BV Global”) for fulfillment services. Upon signing, as additional compensation, the Company issued to BV Global a ten year option to buy 50,000 shares at $0.35. In addition, the Company issued both Bruzzese and Strawn performance based options to that vest, in intervals, upon the Company achieving pre-tax earnings of $4,000,000, the Company will issue a ten year option to buy 62,500 shares at $0.25; and upon the achievement of an additional $1,000,000 of pre-tax earnings, the Company will issue an additional ten year option to buy 62,500 shares at $0.25; and upon the achievement of each additional $1,000,000 of pre-tax earnings, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 62,500 shares at $0.35.

In August 2017, the Company entered into a Professional Service Agreement with Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services for a year of one year effective August 8, 2017. During the term of the Agreement, Acorn shall receive $7,500 cash monthly. As additional compensation, the Company shall issue within five (5) days of signing 100,000 shares of the Company’s common stock and upon each three (3) month period thereafter during the term of the Agreement an additional 100,000 shares of the Company’s common stock for a total of 400,000 shares of the Company’s common stock.

In July 2017, Mark McLaughlin, the Company’s President and Chief Executive Officer, exercised 1,500,000 warrants on a cashless basis and was issued 1,140,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 1,000,000 options on a cashless basis and was issued 800,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 339,473 options on a cashless basis and was issued 271,579 shares of common stock.

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

In the 2016 fiscal year, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. A majority of these entities providing these services are consolidated as variable interest entities (“VIEs”) which received a one (1%) percent fee eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. Some of the entities contracted to provide these services have been determined to be variable interest entities and consolidated in the Company’s financial statements.

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

Results of Operations

Three Months Ended June 30, 2017, compared to the Three Months Ended June 30, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
Net Sales	1,107,418		1,227,247
Cost of sales	329,246	30%	700,977	57%
Gross profit	778,172	70%	526,270	43%
Operating expenses	(1,003,649)	(91)%	(679,902)	(55)%
Operating (Loss)	(225,477)	(20)%	(153,632)	(13)%
Change in fair value of derivative liability	922,022	83%	-	-%
Interest (expense)	(250)	-%	(2,750)	-%
Net Income (loss)	696,295	63%	(156,382)	(1 3)%
Net Income (loss) attributable to noncontrolling interests	(41,194)	(4)%	43,594)	4%
Net Income (loss) attributable to Immudyne, Inc.	737,489	67%	(199,976)	(16)%

Overall sales for the three months ended June 30, 2017 were $1.11 million, a decrease of 10% from $1.23 million for the same period in 2016. We consider this decrease in sales to have been minimal on a year over year basis and believe that the considerable time and Company resources we invested into the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017 positively impacted our overall sales numbers for the quarter and support our belief that such sales will be a meaningful contributor to our revenues during the remainder of the 2017 fiscal year. Sales in our additives segment increased between periods at $0.45 million for the three months ended June 30, 2017 compared to $0.27 million for the same period in 2016, which we attribute to increased demand from our existing customers.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 53% to $0.33 million in the second quarter of 2017 compared to $0.70 million for the same period in 2016. The decrease in our cost of sales was due to our focused shift to an internal marketing strategy which helped to reduce costs during the quarter from a year ago.

Gross profit increased 48% to $0.78 million in the second quarter of 2017 compared to $0.53 million for the same period in 2016. The increase in our gross profit was a result of the success of our in-licensed patented hair loss shampoo conditioner and leave-in foam, the increased demand for our additives and our shift to an internal marketing strategy, which decreased our overall cost of sales.

Gross profit as a percentage of sales increased to 70% in the second quarter of 2017 from 43% for the same period in 2016. Our increase in gross profit as a percentage of sales for the quarter was as a result of our shift to an internal marketing strategy and the change in the composition of our overall product sales.

Operating expenses consisted of general and administrative expense, compensation and related expense, marketing expenses and professional fees. Overall operating expenses increased 48% to $1.00 million in the second quarter of 2017 from $0.68 million for the same period in 2016. The increase in our operating expenses between the periods was attributable to our increased general and administrative expense which increased 337% to $0.35 million in the second quarter of 2017 from $0.08 million for the same period in 2016. Our increase in general and administrative expense was attributable to the shift to our internal marketing strategy, which also led to internal marketing expenses of $0.29 million for the second quarter of 2017. No such internal marketing expenses incurred during the same period in 2016. Compensation and related expense decreased 49% to $0.24 million in the second quarter of 2017 from $0.48 million for the same period in 2016. Professional fees decreased 3% to $0.12 million in the second quarter of 2017 and were in-line with our expectations.

Net income attributable to the Company in the second quarter of 2017 was approximately $0.74 million compared to net loss of $0.20 million for the same period in 2016. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net income attributable to the Company as a percentage of sales was 67% in the first quarter of 2017 compared to net loss as a percentage of sales of 16% for the same period in 2016. Our net income during the period was attributable to the decrease in the fair value of our derivative liability, which we incurred in the first quarter of 2017 due to our having insufficient authorized shares to satisfy outstanding derivative securities issued by the Company. We believe this derivative liability will no longer apply to us after we increase the number of our authorized shares, which we anticipate will occur during the third quarter of 2017.

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
Net Sales	1,531,880		2,868,275
Cost of sales	532,602	35%	2,038,919	71%
Gross profit	999,278	65%	829,356	29%
Operating expenses	(1,599,741)	(104)%	(1,088,084)	(38)%
Operating (Loss)	(600,463)	(39)%	(258,728)	(9)%
Change in fair value of derivative liability	873,830	(57)%	-	-%
Interest (expense)	(649,607)	(42)%	(5,813)	-%
Net (loss)	(376,240)	(25)%	(264,541)	(9)%
Net (loss) attributable to noncontrolling interests	(68,924)	(4)%	(2,516)	-%
Net (loss) attributable to Immudyne, Inc.	(307,316)	(20)%	(262,025)	(9)%

Overall sales for the six months ended June 30, 2017 were $1.53 million, a decrease of 47% from $2.87 million for the same period in 2016. Our decrease in sales was due to the fact that we invested considerable time and Company resources into the preparation for the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017. This new product line has been successful to date, having been a meaningful contributor to our revenues in the second quarter of 2017. In addition, the shift to our internal marketing strategy during the first quarter of 2017 impacted our overall sales numbers for our finished products segment during that quarter, which decreased to $0.17 million. Sales in our additives segment increased between periods however to $0.70 million for the six months ended June 30, 2017 compared to $0.55 million for the same period in 2016 due to increased demand.

Cost of sales consists primarily of material costs, labor costs, marketing costs (in the 2016 period) and related overhead directly attributable to the production of our products. Total cost of sales decreased 74% to $0.53 million for the six months ended June 30, 2017 compared to $2.04 million for the same period in 2016. The decrease in our cost of sales was due to the shift to our internal marketing strategy.

Gross profit increased 20% to $1.00 million for the six months ended June 30, 2017, compared to $0.83 million for the same period in 2016. The increase in our gross profit was a result of the success of our in-licensed patented hair loss shampoo conditioner and leave-in foam, the increased demand for our additives and our shift to an internal marketing strategy, which decreased our overall cost of sales.

Gross profit as a percentage of sales increased to 65% for the six months ended June 30, 2017 from 29% for the same period in 2016. Our increase in gross profit as a percentage of sales for the quarter was as a result of our shift to an internal marketing strategy and the change in the composition of our overall product sales.

Operating expenses consisted of general and administrative expense, compensation and related expense, marketing expenses and professional fees. Overall operating expenses increased 47% to $1.60 million for the six months ended June 30, 2017 from $1.09 million for the same period in 2016. The increase in our operating expenses was attributable to our shift to an internal marketing strategy which resulted in an 168% increase in our general and administrative expense to $0.48 million for the six months ended June 30, 2017 from $0.18 million for the same period in 2016. This shift was also the cause of the incurrence of internal marketing expenses of $0.30 million during the six months ended June 30, 2017. No such expenses were incurred during the comparable 2016 period. Compensation and related expense decreased 16% to $0.60 million for the six months ended June 30, 2017 from $0.72 million for the same period in 2016. Professional fees increased 14% to $0.22 million in the first quarter of 2017 from approximately $0.19 million for the same period in 2016.

Net loss attributable to the Company in six months ended June 30, 2017, was approximately $0.31 million compared to net loss of $0.26 million for the same period in 2016. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was 20% in the first quarter of 2017 compared to net loss as a percentage of sales of 9% for the same period in 2016. Our net loss during the period was attributable to our increased operating expenses as we shifted to an internal marketing strategy and increased interest expense to service our debt incurred late in 2016 and early in 2017. We also experienced decreased sales during the first quarter of 2017 as we shifted company resources in efforts to launch our in-licensed patented hair loss shampoo, conditioner, and leave in foam, and to internal marketing strategies.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows to date in 2017 as well as in the 2016 and 2015 fiscal years. As a result, we have substantial doubt about our ability to continue as a going concern. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000. Additionally, the Company borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company.

The Company also has access to a working capital line provided American Express, guaranteed by the Company’s Chief Executive Officer, in the amount of $140,000 with a term of 60 to 90 days and interest at a flat fee of 1.5%. Additionally, in the six months ended June 30, 2017, the Company issued and sold 2,927,156 shares and 1,414,078 warrants to accredited investors in an offering pursuant to Regulation D and received proceeds in the amount of $673,245. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) being able to fund operations through 2017. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of $(433,689) at June 30, 2017, resulting in an increase from negative net working capital of $(361,725) at December 31, 2016. The ratio of current assets to current liabilities was .73 to 1 at June 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$(512,569)	$(76,662)
Financing activities	766,094	79,130

Net cash used by operating activities was $0.51 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $0.08 million for the same period in 2016. The increase in the amount of cash used by our operating activities was due primarily to our overall net loss, product deposits and reduction of accounts payable and accrued expenses.

Net cash flows provided by financing activities was $0.77 million for the six months ended June 30, 2017, compared to net cash flows provided by financing activities of $0.08 million for the same period in 2016. Our increase in net cash flows provided by financing activities was primarily a result of the sale of our common stock and warrants in the first quarter of 2017.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company. We also have access to a $140,000 working capital line through American Express, guaranteed by the Company’s Chief Executive Officer, at rates that are more favorable than those that Company has been able achieve previously.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On July 22, 2017, the Company appointed Justin Schreiber, President of Immudyne PR, and Stefan Gallupi, Chief Executive Officer of Immudyne, PR, directors of the Company. Each of Mr. Schreiber and Mr. Gallupi entered into customary director agreements with the Company, which are attached hereto as Exhibits 10.1 and 10.2, respectively. Mr. Schreiber and Mr. Gallupi have each engaged in certain transactions with the Company that have been disclosed pursuant to Item 404(a) of Regulation S-K under Item 13 of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2016. Such disclosures are hereby incorporated herein by reference.

On July 1, 2017, The Company amended its services agreement dated April 1, 2016 with JLS Ventures, LLC (“JLS”), as amended by that certain first amendment to services agreement dated December 31, 2016. Under the terms of this amendment the Company issued 900,000 shares of common stock to JLS valued at $432,000 upon execution of the amendment. In addition, the Company issued performance based options that vest, in intervals, based upon receipt by Immudyne, Inc. of cash from Immudyne PR within three years from the effective date of the agreement. Mr. Schreiber is the President and founder of JLS Ventures. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendment, filed as Exhibit 10.3 hereto and incorporated herein by reference.

On July 1, 2017, the Company entered into a three-year employment agreement with Mark McLaughlin as the Company’s President, Chief Executive Officer and to serve as a Director of the Company. McLaughlin will be entitled to receive an annual salary of $145,600, plus an annual cash bonus of $100,000 if the Company achieves $4,000,000 in pre-tax earnings and an additional cash bonus of $75,000 if the Company achieves $6,000,000 in pre-tax earnings. As additional compensation, the Company issued McLaughlin a ten -year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. In addition, the Company issued Mr. McLaughlin performance based options that vest, in intervals. Upon the Company achieving pre-tax earnings of $4,000,000, the Company will issue a ten year option to buy 500,000 shares at $0.25; upon the achievement of an additional $1,000,000 of pre-tax earnings, the Company will issue an additional ten year option to buy 500,000 shares at $0.25; and upon the achievement of each additional $1,000,000 of pre-tax earnings, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 500,000 shares at $0.35.

In July 1, 2017, the Company entered into three-year director agreements with Anthony Bruzzese M.D. and John R. Strawn, Jr. Under the terms of these agreements, Messrs. Bruzzese and Strawn will be entitled to receive an annual retainer to be negotiated in good faith. Upon signing, as additional compensation, the Company issued to both each of Mr. Bruzzese and Mr. Strawn a ten-year option to buy 100,000 shares at $0.35. In addition, the Company issued each of Mr. Bruzzese and Mr. Strawn performance based options that vest, in intervals. Upon the Company achieving pre-tax earnings of $4,000,000, the Company will issue a ten year option to buy 75,000 shares at $0.25; and upon the achievement of an additional $1,000,000 of pre-tax earnings, the Company will issue an additional ten year option to buy 75,000 shares at $0.25; and upon the achievement of each additional $1,000,000 of pre-tax earnings, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 75,000 shares at $0.35.

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

IMMUDYNE INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Mark McLaughlin
Mark McLaughlin
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1 †	Director Agreement with Justin Schreiber, dated July 24, 2017
10.2 †	Director Agreement with Stefan Gallupi, dated July 24, 2017
10.3 †	Second Amendment to Services Agreement by and between JLS Ventures, LLC and the Company, dated July 1, 2017
10.4 †	Employment agreement with Mark McLaughlin, dated July 1, 2017
10.5 †	Director Agreement with Anthony Bruzzese, dated July 1, 2017
10.6 †	Director Agreement with John Strawn, dated July 1, 2017
31.1 †	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

