Form 10-Q/A
period 2016-09-30
Immudyne, Inc.
filed 2017-11-13
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

IMMUDYNE, INC.

 (Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1460 Broadway
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Filing”), is being filed in its entirety for the purpose of restating our unaudited condensed financial statements as of and for the three months ended September 30, 2016 and the corresponding financial data. The restatement is the result of an error in the accounting for the classification of marketing and advertising expenses.  As such the Company is restating its financial statements to reclass any marketing and advertising from the cost of goods sold account to marketing expenses part of operating expenses. These reclassifications have no impact on previously reported net income.

No changes, other than those that followed logically from the changes described above, have been made to the Original Filing. None of the other information included in the Original Filing has been updated. For current information regarding Immudyne, Inc., you should refer to the more recent filings made on EDGAR by the Company.

In addition, this Form 10-Q/A contains new certifications by our Principal Executive and Financial Officer, filed as exhibits hereto.

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

i

Immudyne, Inc

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$473,921	$232,984
Trade accounts receivable, net	474,924	154,436
Inventory, net	130,530	61,051
Total Current Assets	$1,079,375	$448,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$408,194	$167,481
Notes payable, net of discount	214,115	100,000
Total Current Liabilities	622,309	267,481

Immudyne, Inc. Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 34,697,875 and 32,010,375 shares issued, 34,678,512 and 32,010,375 outstanding as of September 30, 2016 and December 31, 2015, respectively	346,978	320,103
Additional paid-in capital	9,032,728	8,366,313
Accumulated (deficit)	(9,075,014)	(8,586,338)
	304,692	100,078
Treasury stock, 19,363 shares, at cost	(4,720)	-
Total Immudyne, Inc. Stockholders’ Equity	299,972	100,078

Non-controlling interest	157,094	80,912

Total Stockholders’ Equity	457,066	180,990

Total Liabilities and Stockholders’ Equity	$1,079,375	$448,471

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Net sales	$1,384,429	$279,883	$4,252,704	$845,513

Cost of sales	388,202	73,988	1,268,320	237,707

Gross Profit	996,227	205,895	2,984,384	607,806

Operating expenses
Compensation and related expenses	361,829	101,137	1,077,340	301,301
Professional fees	82,608	29,237	277,282	91,059
Marketing expenses	554,536	-	1,713,337	-
General and administrative expenses	204,958	57,580	382,857	206,841
Total operating expenses	1,203,931	187,954	3,450,816	599,201

Operating Income (Loss)	(207,704)	17,941	(466,432)	8,605

Interest (expense)	(9,992)	(14,422)	(15,805)	(33,048)

Net Income (Loss) Before Taxes	(217,696)	3,519	(482,237)	(24,443)
Deferred income tax benefit	-	4,600	-	13,200

Net Income (Loss)	(217,696)	8,119	(482,237)	(11,243)

Net income (loss) attributable to noncontrolling interests	8,955	-	6,439	-

Net Income (loss) attributable to Immudyne, Inc.	$(226,651)	$8,119	$(488,676)	$(11,243)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.01)	$0.00	$(0.02)	$0.00

Average number of common shares outstanding
Basic	34,427,087	30,650,000	31,917,873	30,663,306
Diluted	34,427,087	30,650,000	31,917,873	30,663,306

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc

Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2016

(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2015	32,010,375	$320,103	$8,366,313	$(8,586,338)	$-	$100,078	$80,912	$180,990

Amortization of stock options	-	-	133,324	-	-	133,324	-	133,324

Issuance of common stock for services	2,300,000	23,000	283,667	-	-	306,667	-	306,667

Sale of common stock and warrants	200,000	2,000	44,000	-	-	46,000	-	46,000

Issuance of common stock in relation to debt offering	187,500	1,875	40,000	-	-	41,875	-	41,875

Issuance of warrants for services	-	-	20,585	-	-	20,585	-	20,585

Reduction in noncontrolling interest	-	-	91,612	-	-	91,612	(91,612)	-

Purchase of treasury stock	-	-	-	-	(4,720)	(4,720)	-	(4,720)

Issuance of stock options	-	-	53,227	-	-	53,227	-	53,227

Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	161,355	161,355

Net (loss)	-	-	-	(488,676)	-	(488,676)	6,439	(482,237)

Balance at September 30, 2016	34,697,875	$346,978	$9,032,728	$(9,075,014)	$(4,720)	$299,972	$157,094	$457,066

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

In 2015, the Company formed a joint venture domiciled in Puerto Rico, Innate Skincare, LLC d/b/a Inate Scientific, LLC (“Innate”). Under the terms of the joint venture agreement, the Company held a 33.3% equity interest, and a 51% controlling voting interest, in Innate. On January 20, 2016, Innate amended its limited liability company operating agreement and changed its legal name to Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, Immudyne PR further amended its operating agreement and restated the Company’s ownership and voting interest in Immudyne PR increased to 78.16667% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612. Immudyne PR was formed to launch a complete skin care regime formulated using strategic ingredients provided by the Company. Immudyne PR is also currently pursuing other opportunities.

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

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At September 30, 2016 and December 31, 2015, the accounts receivable reserve was approximately $122,000 and $18,000, respectively.

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

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.78% - 1.88%
Expected stock price volatility	222.9% - 248.4%
Expected dividend payout	-
Expected option life-years	2 - 3
Weighted average grant date fair value	$0.22 - 0.26
Forfeiture rate	0%

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

Included in accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 was $56,579 in regard to this agreement.

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

10.	Restatement of Financial Statements

The September 30, 2016 financial statements were restated to reclassify marketing expense that was recorded in cost of goods sold to marketing expenses. There were no other changes to the financial statements. These reclassifications have no impact on previously reported net income.

The following table shows the changes made to the September 30, 2016 income statement.

	Three Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2016
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Net sales	$1,384,429	$		$1,384,429	$4,252,704	$		$4,252,704

Cost of sales	942,738		(554,536)	388,202	2,981,657		(1,713,337)	1,268,320

Gross Profit	441,691			996,227	1,271,047			2,984,384

Operating expenses
Compensation and related expenses	361,829			361,829	1,077,340			1,077,340
Professional fees	82,608			82,608	277,282			277,282
Marketing expenses	-		554,536	554,536	-		1,713,337	1,713,337
General and administrative expenses	204,958			204,958	382,857			382,857
Total operating expenses	649,395			1,203,931	1,737,479			3,450,816

Operating Income (Loss)	(207,704)			(207,704)	(466,432)			(466,432)

Interest (expense)	(9,992)			(9,992)	(15,805)			(15,805)

Net Income (Loss) Before Taxes	(217,696)			(217,696)	(482,237)			(482,237)
Deferred income tax benefit	-			-	-			-

Net Income (Loss)	(217,696)			(217,696)	(482,237)			(482,237)

Net income (loss) attributable to noncontrolling interests	8,955			8,955	6,439			6,439

Net Income (loss) attributable to Immudyne, Inc.	$(226,651)			$(226,651)	$(488,676)			$(488,676)

Basic and diluted (loss) per share attributable to Immudyne, Inc.	$(0.01)			$(0.01)	$(0.02)			$(0.02)

Average number of common shares outstanding
Basic	34,427,087			34,427,087	31,917,873			31,917,873
Diluted	34,427,087			34,427,087	31,917,873			31,917,873

* * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture, distribute and sell natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies. During fiscal year 2015 we have seen increased interest in our proprietary GRAS topical delivery system, which we believe may have additional beneficial and marketable uses (both topically and orally) and on which are conducting further testing. In addition, during the fourth quarter of 2015, we established a joint venture, that does business under the name Innate Scientific LLC (“Inate”), to launch a complete skin care regimen that contains our proprietary ingredients, and which contributed to our revenues in the first nine months of 2016. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from Mark McLaughlin, our President, and other directors. In 2015 we entered into a non-dilutive short term loan agreement with an investor for $100,000 and secured additional loans of $30,000 from our President and $75,000 from a greater than 5% shareholder of the Company. These loans were satisfied in full as of December 31, 2015. In addition, in November 2015, we established a $100,000 line of credit with a commercial lender for our short-term working capital needs, which has since been repaid in full. In the third quarter of 2016 the Company sold $150,000 of 11% subordinated promissory notes due in six (6) months in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s common stock. We plan on our operating business (in conjunction with our short term non-dilutive borrowings) to be able to fund operations through 2016. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available, and no assurance can be given that Mr. McLaughlin or other directors who have in the past willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see our Annual Report on Form 10K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

Results of Operations

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	1,384,429		279,883
Cost of sales	388,202	28%	73,988	26%
Gross profit	996,227	72%	205,895	74%
Operating expenses	(1,203,931)	(87)%	(187,954)	(67)%
(Loss) Income from operations	(207,704)	(15)%	17,941	6%
Interest (expense)	(9,992)	(1)%	(14,422)	(5)%
Income tax benefit	-	0%	4,600	2%
Net income (loss)	(217,696)	(16)%	8,119	3%
Net income (loss) attributable to noncontrolling interests	8,955	1%	-	0%
Net income (loss) attributable to Immudyne, Inc.	(226,651)	(16)%	8,119	3%

Overall sales for the three months ended September 30, 2016 were $1.38 million, an increase of 395% from $280,000 for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $1.15 million through our joint venture with Inate, which did not operate in the period ended September 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $0.22 million and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 425% to $388,000 in the third quarter of 2016 compared to $74,000 for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment. The increase in our cost of sales was due to our finished cosmetic products segment, which costs were not incurred in the third quarter of 2015.

Gross profit increased 384% to $996,000 in the third quarter of 2016 compared to $206,000 for the same period in 2015 as a result of our overall increased sales due to sales made through our joint venture, which such sales we did not have in the prior period. Gross profit as a percentage of sales decreased to 72% in the third quarter of 2016 from 74% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products sold through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, advertising and marketing expenses, compensation and related expense and professional fees. Overall operating expenses increased 538% to approximately $1.2 million in the third quarter of 2016 from approximately $188,000 for the same period in 2015, primarily due our increased advertising and marketing expenses incurred to generate our increase in sales and increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. The increase in our overall operating expenses was also due to our increase in sales. General and administration expense increased 253% to approximately $205,000 in the third quarter of 2016 from approximately $58,000 for the same period in 2015. Compensation and related expense increased 258% to approximately $362,000 in the third quarter of 2016 from approximately $101,000 for the same period in 2015 due to the aforementioned share issuance. Professional fees increased 186% to approximately $83,000 in the third quarter of 2016 from approximately $29,000 for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations. Marketing expenses increased to approximately $555,000 due to expenses incurred with respect to our direct to consumer business.

Net loss attributable to Immudyne in the third quarter of 2016 was approximately $218,000 compared to net income of $8,000 for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 16% in the third quarter of 2016 compared to net income as a percentage of sales of 3% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the advertising and marketing expenses we incurred in the quarter to help generate sales and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the fiscal year as Inate continues to mature as a business.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2016		2015
	$	% of Sales	$	% of Sales
Sales	4,252,704		845,513
Cost of sales	1,268,319	30%	237,707	28%
Gross profit	2,984,385	70%	607,806	72%
Operating expenses	(3,450,816)	(81)%	(599,201)	(71)%
(Loss) Income from operations	(466,432)	(11)%	8,605	(1)%
Interest (expense)	(15,805)	0%	(33,048)	(4)%
Income tax benefit	-	0%	13,200	2%
Net loss	(482,237)	(11)%	(11,243)	(1)%
Net income attributable to noncontrolling interest	6,439	0%	-	0%
Net loss attributable to Immudyne, Inc.	(488,676)	(11)%	(11,243)	(1)%

Overall sales for the nine months ended September 30, 2016 were $4.25 million, an increase of 403% from $845,000 for the same period in 2015. Our increase in sales was primarily attributable to sales made by our finished cosmetic products segment of $3.49 million through our joint venture with Inate, which did not operate in the period ended September 30, 2015. Net sales for our nutraceutical and cosmetic additives segment remained relatively consistent between periods at $780,000 and were in line with our expectations.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 434% to $1.27 million for the nine months ended September 30, 2016 compared to $238,000 for the same period in 2015, which costs in the 2015 period were solely attributable to our nutraceutical and cosmetic additives product segment.

Gross profit increased 391% to $2.98 million in the nine months ended September 30, 2016 compared to $608,000 for the same period in 2015 as result of our increased sales. Gross profit as a percentage of sales decreased to 70% for the nine months ended September 30, 2016 from 72% for the same period in 2015 due to the shift in the composition of our sales between periods from solely topical and oral additives to primarily finished products through Inate, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense and professional fees. Overall operating expenses increased 476% to $3.45 million in the nine months ended September 30, 2016 from $599,000 for the same period in 2015. The increase in our overall operating expenses was due primarily to our operation of Inate in the 2016 year whereas we only had operations in our nutraceutical and cosmetic additives segment in the comparable 2015 period and due to our significant up-front advertising and marketing expenses ($1.71 million) incurred to generate our significant increase in sales from our finished cosmetic products segment, which costs were not incurred in the 2015 period. General and administration expense increased 85% to $383,000 for the nine months ended September 30, 2016 from $207,000 for the same period in 2015. Compensation and related expense increased 258% to $1.08 million in the nine months ended September 30, 2016 from $301,000 for the same period in 2015 due primarily to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. Professional fees increased 205% to $277,000 for the nine months ended September 30, 2016 from approximately $91,000 for the same period in 2015, due to increased legal and accounting fees incurred with respect to Inate’s operations. Marketing expenses increased to $1.71 million due to expenses incurred with respect to our direct to consumer business.

Net loss attributable to Immudyne in the nine months ended September 30, 2016 was approximately $482,000 compared to net loss of $11,000 for the same period in 2015. We consolidated the operations of our joint venture, Inate, and reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was 11% in nine months ended September 30, 2016 compared to net loss as a percentage of sales of 1% for the same period in 2015. Our net loss notwithstanding our substantial increase in sales was primarily due to the substantial up-front advertising and marketing expenses we incurred to help generate sales through our recently formed joint venture, Inate, and our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales as Inate continues to mature as a business.

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

IMMUDYNE INC.
(Registrant)

Date: November 13, 2017	By:	/s/ Mark McLaughlin
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

