Form 10-Q
period 2017-09-30
Immudyne, Inc.
filed 2017-11-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES  ☐   NO  ☒

44,393,063 shares of common stock outstanding as of November 14, 2017.

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

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne, Inc., unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Immudyne, Inc.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$562,760	$182,561
Trade accounts receivable, net	276,992	444,743
Other receivables	-	2,250
Product deposit	119,899	-
Inventory, net	377,800	160,270
Total Current Assets	$1,337,451	$789,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$699,651	$752,930
Derivative liabilities	-	192,254
Convertible notes payable	-	100,000
Notes payable, net of discount in 2016	77,333	106,365
Total Current Liabilities	776,984	1,151,549

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 44,257,342 and 35,570,157 shares issued, 43,742,142 and 35,245,157 outstanding as of September 30, 2017 and December 31, 2016, respectively	442,573	355,701
Additional paid-in capital	11,218,988	9,070,064
Accumulated (deficit)	(10,680,261)	(9,693,882)
	981,300	(268,117)
Treasury stock, 515,200 and 325,000 shares, at cost	(163,701)	(87,053)
Total Immudyne, Inc. Stockholders’ (Deficit)	817,599	(355,170)

Non-controlling interest	(257,132)	(6,555)

Total Stockholders’ (Deficit)	560,467	(361,725)

Total Liabilities and Stockholders’ (Deficit)	$1,337,451	$789,824

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
		Restated		Restated
Net Sales	$2,051,734	$1,384,429	$3,583,614	$4,252,704

Cost of Sales	535,572	388,202	1,068,174	1,268,320

Gross Profit	1,516,162	996,227	2,515,440	2,984,384

Operating expenses
Compensation and related expenses	529,361	361,829	1,131,805	1,077,340
Professional fees	99,964	82,608	321,548	277,282
Marketing expenses	882,845	554,536	1,182,715	1,713,337
General and administrative expenses	277,559	204,958	753,402	382,857
Total operating expenses	1,789,729	1,203,931	3,389,470	3,450,816

Operating (Loss)	(273,567)	(207,704)	(874,030)	(466,432)

Change in fair value of derivative liability	(377,213)	-	496,617	-
Interest (expense)	(1,111)	(9,992)	(650,718)	(15,805)

Net Income (Loss)	(651,891)	(217,696)	(1,028,131)	(482,237)

Net (loss) income attributable to noncontrolling interests	27,172	8,955	(41,752)	6,439

Net Income (loss) attributable to Immudyne, Inc.	$(679,063)	$(226,651)	$(986,379)	$(488,676)

Basic income (loss) per share attributable to Immudyne, Inc.	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Diluted income (loss) per share attributable to Immudyne, Inc.	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Average number of common shares outstanding
Basic	44,160,477	34,427,087	40,888,131	31,917,873
Diluted	44,160,477	34,427,087	40,888,131	31,917,873

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2017
(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)

Issuance of common stock for services	1,175,000	11,750	487,181	-	-	498,931	-	498,931
Sale of common stock and warrants	2,927,156	29,271	643,974	-	-	673,245	-	673,245
Conversion of non-controlling interest equity for shares and warrants	1,183,490	11,835	260,368	-	-	272,203	(272,203)	-
Conversion of note payable	755,179	7,552	182,428	-	-	189,980	-	189,980
Loss on settlement of notes and other payables	-	-	634,325	-	-	634,325	-	634,325
Conversion of accrued expenses	217,390	2,174	50,038	-	-	52,212	-	52,212
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Cashless exercise of options	2,211,579	22,116	(22,116)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(76,648)	(76,648)	-	(76,648)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	63,378	63,378
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(255,144)	-	-	(255,144)	-	(255,144)

Net (loss)	-	-	-	(986,379)	-	(986,379)	(41,752)	(1,028,131)
Balance at September 30, 2017	44,257,342	$442,573	$11,218,988	$(10,680,261)	$(163,701)	$817,599	$(257,132)	$560,467

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to Immudyne, Inc.	$(986,379)	$(488,676)
Net (loss) attributable to noncontrolling interests	(41,752)	6,439
Net (Loss)	(1,028,131)	(482,237)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	(496,617)	-
Bad debt recovery	(49,119)	(43,558)
Amortization of debt discount	81,558	5,990
Loss on settlement of notes and other payables	634,325	-
Stock compensation expense	162,741	493,218
Issuance of warrants for services	-	20,585
Common stock issued for services	498,930	-
Changes in Assets and Liabilities
Trade accounts receivable	216,870	(276,930)
Other receivables	2,250	-
Product deposit	(119,899)	-
Inventory	(217,530)	(69,479)
Accounts payable and accrued expenses	(1,067)	240,713
Net cash (used) by operating activities	(315,689)	(111,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	63,378	161,355
Proceeds from notes payable	386,376	150,000
Repayment of convertible note payable	(100,000)	-
Repayment of notes payable	(250,463)	-
Sale of common stock and warrants	673,245	46,000
Purchase of treasury stock	(76,648)	(4,720)
Net cash provided by financing activities	695,888	352,635

Net increase in cash	380,199	240,937

Cash at beginning of the period	182,561	232,984

Cash at end of the period	$562,760	$473,921

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,723	$8,563

Issuance of company stock for notes and other payables	$242,192	$-
Issuance of common stock for conversion of debt	$-	$-
Issuance of common stock in relation to debt offering	$-	$41,875
Issuance of common stock for services	-	581,093
Conversion of equity invested in subsidiary to common stock and warrants	$272,203	$-
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$255,144	$-

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2017, the Company has an accumulated deficit approximating $10.7 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at September 30, 2017, and projected cash needs for 2017, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the remainder of the 2017 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

As of September 30, 2017 and December 31, 2016, the Company consolidated nine VIEs.

Immudyne PR as the primary beneficiary of Ace Account Management LLC, Innerwell Skincare LLC, MCD Merchants LLC, One Equity Research LLC, Inate Gems LLC, Retriever Health Products LLC, Spurs 5, LLC, Salus LLC and Huntley LLC which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs are included in the financial statements of Immudyne PR and further included in the consolidated financial statements. As of September 30, 2017, the VIEs had assets of $3,096, liabilities of $10,146, revenues of $1,487, and operating expenses of $2,119. As of December 31, 2016, the VIEs had assets of $10,306, liabilities of $5,748. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. Any inter-company receivables and payables are eliminated upon consolidation of the VIEs with Immudyne PR and Immudyne, Inc. No assets were pledged or given as collateral against any borrowings.

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

September 30, 2017

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

Derivative Liabilities

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a derivative liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the Company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the Company were unable to obtain shareholder approval to increase the number of authorized shares, the Company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. The Company had reported the potential settlement obligation as a derivative liability. In the third quarter of 2017, the Company obtained a majority of shareholders’ approval and amended its Articles of Incorporation to increase the number of shares of its authorized common stock, therefore the derivative liability is no longer applicable.

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

Inventory

At September 30, 2017 and December 31, 2016, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third party warehouses in Pennsylvania and Louisiana.

Inventory is valued at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to market value, if lower. At September 30, 2017 and December 31, 2016, the Company recorded an inventory reserve in the amount of $20,000. Inventory consists of the following:

	September 30, 2017	December 31, 2016

Raw materials	$68,852	$38,460
Finished products	308,948	121,810
	$377,800	$160,270

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates approximated $149,000 and $1,578,000 in the nine months ended September 30, 2017 and 2016, respectively. Customer discounts, returns and rebates approximated $99,000 and $530,000 in the three months ended September 30, 2017 and 2016, respectively. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Revenue for the nine months ended September 30, 2017 consisted of nutraceutical and cosmetic additives ($981,356) and finished cosmetic products ($2,602,258). Revenue for the nine months ended September 30, 2016 consists of nutraceutical and cosmetic additives ($757,961) and finished cosmetic products ($3,494,743).

Revenue for the three months ended September 30, 2017 consisted of nutraceutical and cosmetic additives ($277,463) and finished cosmetic products ($1,774,271). Revenue for the three months ended September 30, 2016 consists of nutraceutical and cosmetic additives ($229,741) and finished cosmetic products ($1,154,688).

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At September 30, 2017 and December 31, 2016, the accounts receivable reserve was approximately $-0- and $37,800, respectively. As of September 30, 2017 and December 31, 2016, the reserve for sales returns and allowances was approximately $26,000 and $50,500, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

A summary of the company’s reportable segments is as follows:

Total assets:	September 30, 2017	December 31, 2016
Nutraceutical and Cosmetic Additives	$1,615,632	$556,234
Finished Cosmetic Products	763,609	422,288
Eliminations	(1,041,790)	(188,698)
Total	$1,337,451	$789,824

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales by segment:
Nutraceutical and Cosmetic Additives	$277,463	$229,741	$981,356	$780,961
Finished Cosmetic Products	1,774,271	1,154,688	2,602,258	3,494,743
Eliminations	-	-	-	(23,000)
Total	$2,051,734	$1,384,429	$3,583,614	$4,252,704

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Net (loss) income by segment:	2017	2016	2017	2016
Nutraceutical and Cosmetic Additives	$(1,244)	$141	$180,388	$115,083
Finished Cosmetic Products	145,563	41,017	(170,119)	171,520

Other unallocated amounts:
Corporate expenses	(417,886)	(248,862)	(884,299)	(753,035)
Other income (expense)	(378,324)	(9,992)	(154,101)	(15,805)

Consolidated net income (loss)	$(651,891)	$(217,696)	$(1,028,131)	$(482,237)

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment” and ASC 505-50 “Equity-Based Payments to Non-Employees”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting periods. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 4,907,700 for the three months ended September 30, 2017.

Common stock equivalents comprising shares underlying 9,335,800 options and warrants for the nine months ended September 30, 2017 have not been included in the loss per share calculation as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 12,950,273 options and warrants for the nine months ended September 30, 2016 have not been included in the loss per share calculations as the effects are anti-dilutive.

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

September 30, 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, the Company will adopt this standard in the first quarter of fiscal year 2018. The Company does not expect it to have a material effect on the Company's consolidated financial condition, results of operations, and cash flows because the Company’s business focuses on e-commerce retail sales and commercial sales that do not use written contacts, rather the use of implied contracts recognizing the sale when goods are ordered on our e-commerce platform or invoiced, respectively.

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

September 30, 2017

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

One customer in the nutraceutical and cosmetic additives division accounted for 13% and 13% of consolidated sales for the three-month periods ended September 30, 2017 and 2016, respectively. This customer accounted for 25% and 2% of consolidated sales for the nine month periods ended September 30, 2017 and 2016, respectively. This customer also accounted for 36% and 11% of the consolidated accounts receivable at September 30, 2017 and December 31, 2016, respectively.

In the finished cosmetic products division, none of the credit card processors had a significant concentration of accounts receivable at September 30, 2017. In the finished cosmetic products division, two credit card processors accounted for 35% and 32% of the consolidated accounts receivable at December 31, 2016.

3.	Notes Payable

In November 2015, the Company borrowed $100,000 from a commercial lender. The loan incurred interest at 11% and with a maturity date of November 1, 2016. Interest expense related to this loan for the period ended March 31, 2016 amounted to $3,063. In October 2016, the Company repaid the entire principal balance.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes are payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and will be amortized over the term of these notes. Amortization of the debt discounts for the nine months ended September 30, 2017 was $25,035. There was no amortization of debt discount during the third quarter of 2017. During 2016, the Company repaid $68,600 of the principal balance. Interest expense related to these notes for the nine months ended 2017 amounted to $131,117. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the note in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in interest expense as loss on settlement of notes payable.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. On August 30, 2017, the Company repaid this loan. In September 2017, the Company borrowed $77,333 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,160. As of September 30, 2017, there were approximately $60,000 available borrowings under the working capital line.

Interest expense related to loans from officers, directors and other related individuals amounted to $1,713 and $313 for the nine month periods ended September 30, 2017 and 2016, respectively. There was no interest expense for the three months ended September 30, 2017 and 2016 related to loans from officers, directors and other related individuals as there were no loans outstanding during the three months ended September 30, 2017.

Total interest expense on notes payable amounted to $650,718 and $15,805 for the nine months ended September 30, 2017 and 2016, respectively. Total interest expense amounted to $1,111 and $9,992 for the three months ended September 30, 2017 and 2016, respectively.

4.	Income Taxes

The Company is not expected to have taxable income in 2017 and incurred a loss for the year ended December 31, 2016, and accordingly, no provision for federal income tax has been made in the accompanying financial statements. At September 30, 2017, the Company had available net operating loss carryforwards of approximately $5,032,100, expiring during various years through 2037.

A summary of the deferred tax asset using an approximate 34% tax rate is as follows:

Net operating loss	$1,679,000
Accounts receivable reserves	-
Inventory reserves	7,000
Stock compensation	389,000
Net deferred tax asset	2,084,000
Valuation allowance	(2,084,000)
Total	$-

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

September 30, 2017

(unaudited)

5.	Stockholders’ Equity

Common Stock

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine-month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. For the nine and three months ended September 30, 2017, the Company has recognized expense of $230,000 and $76,667, respectively, in connection with these agreements. For the nine and three months ended September 30, 2016, the Company has recognized expense of $230,000 and $76,667, respectively. As of September 30, 2017 and December 31, 2016, the unamortized portion of these service agreements are $76,667 and $306,667, respectively.

During 2016, the Company purchased 325,000 shares of outstanding Company common stock through an exchange for a price per share of $0.23 to $0.29. During 2017, the Company purchased an additional 190,200 shares of outstanding Company common stock for a price per share of $0.24 to $0.45. As of the September 30, 2017, a total of 515,200 shares are being held by the Company valued at cost is $163,701 and are included in treasury stock in the consolidated balance sheet.

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

On June 1, 2017, the Company entered into an agreement with a consultant to provide services, with a six month term, and issued 125,000 shares of common stock as compensation. The shares were valued at $45,000 and the Company is recognizing the expense over the term of the agreement. For the three months ending September 30, 2017, $22,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $270,000.

In July 2017, Mark McLaughlin, the Company’s President and Chief Executive Officer, exercised 1,500,000 warrants on a cashless basis and was issued 1,140,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 1,000,000 options on a cashless basis and was issued 800,000 shares of common stock.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

In July 2017, Mark McLaughlin exercised 339,473 options on a cashless basis and was issued 271,579 shares of common stock.

In August 2017, the Company issued 100,000 shares of common stock valued at $40,000 to Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services. The Company is recognizing the expense over the term of the agreement. For the three months ending September 30, 2017, $26,667 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In August 2017, the Company issued 50,000 shares of common stock valued at $20,000 to BV Global Fulfillment, LLC (“BV Global”) for fulfillment services.

Noncontrolling Interest

On April 1, 2016, the Company increased its ownership in Immudyne PR to 78.1667% decreasing the minority interest from 66.7% to 21.8333% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612.

For the nine months ended September 30, 2017, the net loss of Immudyne PR attributed to the noncontrolling interest amounted to $41,752. For the nine months ended September 30, 2016, the net income of Immudyne PR attributed to the noncontrolling interest amounted to $6,439.

For the three months ended September 30, 2017, the net income of Immudyne PR attributed to the noncontrolling interest amounted to $27,172. For the three months ended September 30, 2016, the net income of Immudyne PR attributed to the noncontrolling interest amounted to $8,955.

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

In July 2017, the Company issued 75,000 service-based options valued at $30,438 to Brunilda McLaughlin as additional compensation in an employment agreement. These options have an exercise price of $0.35 per shares, are fully vested, and expire in 10 years.

In July 2017, the Company issued 300,000 service-based options valued at $121,753 to three directors with an exercise price of $0.35 per share. The options are fully vested and expire in 10 years. The Company is recognizing the expense over the term of the agreements. For the three months ending September 30, 2017, $10,146 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, the Company issued 125,000 service-based options valued at $49,219 to a consultant with an exercise price of $0.40 per share. The options are fully vested and expire in 5 years.

In July 2017, the Company issued Mark McLaughlin a ten year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. Once the options are fully vested, they expire in 10 years. The options vested at September 30, 2017 are valued at $101,461.

Accordingly, stock based compensation expense for the nine months ended September 30, 2017 and 2016 included $406,247 and $40,829, respectively, related to such service-based stock options. Stock based compensation expense for the three months ended September 30, 2017 and 2016 included $292,725 and $40,829, respectively, related to such service-based stock options.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

A summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2016	10,700,273
Issued	1,250,000
Exercised	(1,339,473)

Balance at September 30, 2017	10,610,800

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of service based options outstanding and exercisable at September 30, 2017 and December 31, 2016 amounted to $2,079,564 and $704,794, respectively.

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued in 2017, using the Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49% -1.55%
Expected stock price volatility	214% - 217%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.23 - 0.43
Forfeiture rate	0%

The following is a summary of outstanding service-based options at September 30, 2017:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	40,800	1 year
$0.20 - $0.25	8,620,000	5 years
$.35	625,000	10 years
$0.40	1,325,000	4 years
Total	10,610,800

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

During 2016, the Company met the performance criteria and accordingly, recorded stock based compensation expense of $165,241 and $513,804 for the three and nine months ended September 30, 2016, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

Unvested

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at exercise prices of $0.40. The options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The options are valued at $55,439.

During 2017, the Company is expected to meet the performance criteria and accordingly, recorded stock based compensation expense of $27,719 for the three and nine months ended September 30, 2017, respectively.

The Company granted performance-based options to purchase 900,000 shares of common stock at exercise price of $0.80. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $10,000,000. During 2017, these unvested options were cancelled.

In July 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share. The options expire in 10 years and are exercisable upon cash received by Immudyne, Inc. from Immudyne PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $2,446,739.

In the third quarter of 2017, the Company granted performance-based options to purchase 3,150,000 shares of common stock with an exercise prices of $0.25 per share. The options expire in 10 years and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,284,538.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	1,954,891	$0.19	2017 - 2019
Issued	2,566,367	0.40	2019 - 2020

Exercised	(1,500,000)	0.12
Balance at September 30, 2017	3,021,258	0.40	2017 - 2020

In September 2016, the Company issued 100,000 warrants with an exercise price of $0.50 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In September 2016, the Company issued 100,000 warrants with exercise prices between $0.20 and $0.50 per share, for consulting services. These warrants are fully vested and expire in three years.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

5.	Stockholders’ Equity (continued)

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

The fair value of warrants granted during the period ended September 30, 2017, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	125% - 214%
Risk free interest rate	1.31% - 2.57%
Expected dividend yield	-
Expected term (in years)	0.9 - 8.1
Weighted average grant date fair value	$0.12 - 0.45

As of December 31, 2016, certain of the Company’s stock options, stock warrants and convertible debt instruments were accounted for as derivative liabilities due to insufficient authorized shares of common stock to settle outstanding contracts. At December 31, 2016, the Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes option pricing model (“Black-Scholes”) to be $192,254, based on Level 2 valuation inputs.

On September 21, 2017, the Company obtained majority shareholder approval and amended its Articles of Incorporation to increase the number of shares of its authorized common stock, therefore the derivative liability is no longer applicable.

Stock Based Compensation

The total stock based compensation expense related Service-Based Stock Options and Performance-Based Stock Options and Warrants amounted to $142,045 and $40,829 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, total stock based compensation amounted to $28,523 and $40,829, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Common stock issued for services amounted to $319,313 and $230,000 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, common stock issued for services amounted to $158,480 and $-0-, respectively. Such amounts are included in compensation and related expenses in the accompanying statement of operations.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

6.	Royalties

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the three and nine months ended September 30, 2017, the Company recognized $53,206 and $65,318, respectively, in royalty expense related to this agreement. As of September 30, 2017, the $65,318 was included in accounts payable and accrued expenses in regards to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 7).

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. The Company’s principal executive offices are in office space provided to us by the Company’s President, Mr. McLaughlin, at the rate of $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased from Justin Schreiber (President of Immudyne PR) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the nine month periods ended September 30, 2017 and 2016, was $120,161 and $71,606, respectively. Rent expense for the three month periods ended September 30, 2017 and 2016, was $46,061 and $27,706, respectively.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the three and nine months ended September 30, 2017, -0- restricted shares of common stock have been issued related to these agreements. During 2016, 2,300,000 restricted shares of common stock were issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period ending December 31, 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of September 30, 2017, no bonus shares have been issued and no options have been granted under these agreements.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

7.	Commitments and Contingencies (continued)

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the three and nine months ended September 30, 2017, the Company recognized expenses related to the performance fee in the amount of $16,667 and $100,000, respectively. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of September 30, 2017, the balance in accounts payable and accrued expenses is $0 expense related to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At September 30, 2017, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

8.	Related Party Transactions

During 2016, legal and business advisory services were provided to the Company by one of its directors. For the three and nine months ended September 30, 2016 this director was compensated $6,000 and $15,000, respectively. During 2017, legal and business advisory services were provided to the Company by one of its directors. For the three and nine months ended September 30, 2016 this director was compensated $3,000 and $7,500, respectively.

During the nine months ended September 30, 2017 and 2016, the Company’s President received $18,000 and $20,000, respectively for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices. During the three months ended September 30, 2017 and 2016, the Company’s President received $6,000 and $6,000, respectively for reimbursement of these expenses.

Immudyne, Inc. employs the wife of the President of the Company as an accountant and incurs $3,000 per month, plus an annual incentive bonus award equal to 0.5% of the Company’s pre-tax earnings.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Immudyne PR’s President, and incurred $138,687 and $181,244 for the three and nine months ended September 30, 2017, respectively, for these services. During the three and nine months ended September 30, 2016, Immudyne PR did not utilize BV Global Fulfillment.

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

On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of Immudyne, Inc. The Company entered into a consulting agreement with Mr. Kalkstein, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

Immudyne, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

9.	Subsequent Events (continued)

In October 2017, the Company appointed Michael T. Bornstein, MD, PHD to the Board of Directors. As part of the compensation, the Company issued a ten year, fully vested option to purchase 100,000 shares of common stock at an exercise price of $0.35 per share. In addition, the Company issued ten year options that vest upon the Company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The exercise price for the options are $0.25 and $0.35 per share.

In November 2017, the Company issued 135,721 shares of common stock and 67,861 warrants pursuant to a conversion of Immudyne PR equity contributions of $31,216 into equity of Immudyne, Inc. by the noncontrolling interest.

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

Results of Operations

Three Months Ended September 30, 2017, compared to the Three Months Ended September 30, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
			Restated
Net Sales	2,051,734		1,384,429
Cost of sales	535,572	26%	388,202	28%
Gross profit	1,516,162	74%	996,227	72%
Operating expenses	(1,789,729)	(87)%	(1,203,931)	(87)%
Operating (Loss)	(273,567)	(13)%	(207,704)	(15)%
Change in fair value of derivative liability	(377,213)	(18)%	-	-%
Interest (expense)	(1,111)	-%	(9,992)	(1)%
Net Income (loss)	(651,891)	(32)%	(217,696)	(16)%
Net Income (loss) attributable to noncontrolling interests	27,172	1%	8,955	(1)%
Net Income (loss) attributable to Immudyne, Inc.	(679,063)	(33)%	(226,651)	(16)%

Net Sales

Sales were approximately $2.05 million for the three months ended September 30, 2017, compared to approximately $1.38 million for the three months ended September 30, 2016. The increase of 50% is attributed to resources we invested into the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017.

Sales in our Nutraceutical and Cosmetic Additives segment were approximately $277,000 for the three months ended September 30, 2017, compared to approximately $230,000 for the three months ended September 30, 2016. The increase of 21.7% is attributed to increased demand from our existing customers.

Sales in our Finished Cosmetic Products segment were approximately $1.77 million for the three months ended September 30, 2017, compared to approximately $1.15 million for the three months ended September 30, 2016. The increase of 53.9% is attributed to increased direct marketing efforts.

Cost of Sales

Total cost of sales was approximately $536,000 for the three months ended September 30, 2017, compared to $388,000 for the three months ended September 30, 2016. The increase in our cost of sales was due to increased sales from our Finished Cosmetic Products business. Cost of sales consists primarily of material costs, labor costs, and related overhead directly attributable to the production of our products.

Gross Profit

Gross profit was approximately $1.52 million for the three months ended September 30, 2017, compared to approximately $996,000 for the three months ended September 30, 2016, an increase of 52.2%. The increase in our gross profit was a result of the success of our in-licensed patented hair loss shampoo conditioner and leave-in foam and the increased demand for our additives.

24

Operating Expenses

Total operating expenses increased 48.7% to approximately $1.80 million for the three months ended September 30, 2017, from approximately $1.20 million for the three months ended September 30, 2016. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for Finished Cosmetic Products.

Net Income

Net loss for the three months ended September 30, 2017 was approximately $652,000, compared to net loss of approximately $227,000 for the three months ended September 30, 2016. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was (33)% for the three months ended September 30, 2017, compared to net loss as a percentage of sales of (16)% for the three months ended September 30, 2016. Our net loss during the period was attributable to increasing in marketing efforts and the decrease in the fair value of our derivative liability, which we incurred in the first quarter of 2017 due to our having insufficient authorized shares to satisfy outstanding derivative securities issued by the Company.

Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
			Restated
Net Sales	3,583,614		4,252,704
Cost of sales	1,068,174	30%	1,268,320	30%
Gross profit	2,515,440	70%	2,984,384	70%
Operating expenses	(3,389,470)	(95)%	(3,450,816)	(81)%
Operating (Loss)	(874,030)	(24)%	(466,432)	(11)%
Change in fair value of derivative liability	496,617	14%	-	0%
Interest (expense)	(650,718)	(18)%	(15,805)	0%
Net (loss)	(1,028,131)	(29)%	(482,237)	(11)%
Net (loss) attributable to noncontrolling interests	(41,752)	(1)%	6,439	0%
Net (loss) attributable to Immudyne, Inc.	(986,379)	(28)%	(488,676)	(11)%

Sales for the nine months ended September 30, 2017 were approximately $3.58 million, a decrease of 15.7% from approximately $4.25 million for the same period in 2016. Our decrease in sales was due to the fact that we invested considerable time and Company resources into the preparation for the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017. This new product line has been successful to date, having been a meaningful contributor to our revenues in the third quarter of 2017.

Sales in our Nutraceutical and Cosmetic Additives segment were approximately $981,000 for the nine months ended September 30, 2017, compared to approximately $781,000 for the nine months ended September 30, 2016. The increase of 25.7% is attributed to increased demand from our existing customers.

Sales in our Finished Cosmetic Products segment were approximately $2.60 million for the nine months ended September 30, 2017, compared to approximately $3.47 million for the nine months ended September 30, 2016. The decrease of 25.1% is attributed to stopping sales in this area in early 2017 and re-launching different products late in the second quarter.

Cost of Sales

Total cost of sales was approximately $1.07 million for the nine months ended September 30, 2017, compared to $1.27 million for the nine months ended September 30, 2016. The decrease in our cost of sales was due to introducing products with lower cost of goods.

Gross Profit

Gross profit was approximately $2.52 million for the nine months ended September 30, 2017, compared to approximately $2.98 million for the nine months ended September 30, 2016, a decrease of 15.4%. The decrease in our gross profit was a result of lower sales from our Finished Cosmetic Products segment.

Operating Expenses

Total operating expenses decreased 1.8% to approximately $3.39 million for the nine months ended September 30, 2017, from approximately $3.45 million for the nine months ended September 30, 2016. There was not a significant change in total operating expenses, however, the spending shifted from marketing to general and administrative costs, and professional fees.

Net Income

Net loss for the nine months ended September 30, 2017 was approximately $1.03 million, compared to net loss of $482,000 for the nine months ended September 30, 2016. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was (27.5)% for the nine months ended September 30, 2017, compared to net loss as a percentage of sales of (11.5)% for the nine months ended September 30, 2016. Our net loss during the period was attributable to our increased operating expenses as we shifted to an internal marketing strategy and increased interest expense to service our debt incurred late in 2016 and early in 2017. We also experienced decreased sales during the first quarter of 2017 as we shifted company resources in efforts to launch our in-licensed patented hair loss shampoo, conditioner, and leave in foam, and to internal marketing strategies.

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

The Company also has access to a working capital line provided by American Express, guaranteed by the Company’s Chief Executive Officer, in the amount of $140,000 with a term of 60 to 90 days and interest at a flat fee of 1.5%. Additionally, in the nine months ended September 30, 2017, the Company issued and sold 2,927,156 shares and 1,414,078 warrants to accredited investors in an offering pursuant to Regulation D and received proceeds in the amount of $673,245. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) being able to fund operations through 2017. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had positive net working capital of $560,467 at September 30, 2017, resulting in an increase in working capital from negative net working capital of $(361,725) at December 31, 2016. The ratio of current assets to current liabilities was 1.72 to 1 at September 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$(315,689)	$(111,698)
Financing activities	695,888	352,635

Net cash used by operating activities was approximately $316,000 for the nine months ended September 30, 2017, compared to net cash used in operating activities of approximately $112,000 for the same period in 2016. The increase in the amount of cash used by our operating activities was due primarily to our overall net loss, product deposits and an increase in inventory.

Net cash flows provided by financing activities was approximately $696,000 for the nine months ended September 30, 2017, compared to net cash flows provided by financing activities of $353,000 for the same period in 2016. Our increase in net cash flows provided by financing activities was primarily a result of the sale of our common stock and warrants, and proceeds from notes payable in the first quarter of 2017.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), and our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. If and when sufficient funds are available, our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IMMUDYNE INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Mark McLaughlin
Mark McLaughlin
Chief Executive Officer
(Principal Executive Officer)

IMMUDYNEINC.
(Registrant)

Date: November 14, 2017	By:	/s/ Robert Kalkstein
Robert Kalkstein
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith