Form 10-K
period 2017-12-31
Immudyne, Inc.
filed 2018-04-02
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-184487

IMMUDYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway.

New York, NY 10036

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(866) 351-5907

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

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

Large accelerated filer	☐	Non-accelerated filer (do not check if smaller reporting company)	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 based on a closing price of $0.30 was $12,197,389.

As of March 29, 2018, the registrant had 41,742,142 shares of its common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ii

PART I

Item 1. Business

Our Company

We are an internet based direct response marketing company that in-licenses, acquires or creates innovative and proprietary products that can be sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook and Google. We currently have two commercial stage products and intend to launch an additional four products in 2018. Our leading product, launched in the second quarter of 2017, is a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair. Our second product, launched in the first quarter of 2018, is a nutritional supplement for immune support.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%.

Divestiture of Yeast Beta Glucan Business

Throughout 2017, we manufactured, distributed and sold natural immune support products containing our proprietary yeast beta glucans, a group of beta glucans naturally occurring in the cell walls of yeast that have been shown through testing and analysis to support the immune system. Beta glucans, or β-Glucans, are a natural extract that are considered to be “biological response modifiers” that support the immune system. The most common sources of beta glucans are from the cell walls of baker’s yeast, the cellulose in plants, the bran of cereal grains and certain fungi and bacteria.

In 2017, our yeast beta glucan nutraceutical and cosmetic product lines consisted of our natural, premium yeast beta glucans in oral and topical applications. We offered our yeast beta glucans as natural raw material ingredients in bulk quantities, our “Nutraceutical and Cosmetic Additives” segment, and finished, consumer products packaged under our brands as well as private label brands, our “Finished Cosmetic Products” segment, which were marketed directly to consumers.

In the first quarter of 2018 we sold assets and certain liabilities related to our legacy business that manufactured raw yeast beta glucan. As a result of this divestiture, we solely operate our online direct marketing business owned by Immudyne PR.

Our Current Products

We currently have 2 commercial stage products and 2 development stage product in our portfolio. We have several additional products that we intend to in-license in 2018, subject to negotiations and definitive agreements. Generally, our business model is to license or acquire innovative products that address large, global unmet needs which can be placed onto our internet based or “online” direct response marketing platform. All of our products are proprietary and exclusively marketed by Immudyne and our partners. We seek to protect the market position of our products with intellectual property, trade secrets, trademarks and brand equity.

Shapiro MD

The Shapiro MD product line is a unique hair care aid developed to help men & women regain thicker, fuller and healthier looking hair. Shapiro MD Shampoo & Conditioner are the result of 15 years of research and development by thought-leading dermatologists Dr. Steven Shapiro and Dr. Michael Borenstein.

The Shapiro MD product line is protected by two U.S. patents and contains three naturally-occurring dihydrotestosterone (DHT) blocking ingredients.  DHT is widely believed to be the main culprit of balding/hair-loss. Clinical research on the ingredients used in Shapiro MD products has been published in prominent scientific journals, including US National Library of Medicine National Institutes of Health, International Journal of Dermatology and European Hair Research Society.

iNR Wellness

iNR Wellness is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans. Beta glucans, or β-Glucans, are a natural extract considered to be “biological response modifiers” that support the immune system. Our three naturally occurring beta glucans have clinically shown to support the human immune system and are commonly used as an OTC supplement to reduce cholesterol levels, manage blood glucose levels, and support the immune system.

General scientific research on beta glucan derived from yeast cell walls has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Southwest Research Institute, and North Carolina State University. As more studies are conducted on beta glucans, we believe the potential benefits to human health will continue to emerge.

Although the Food and Drug Administration (“FDA”) has historically endorsed the consumption of oat glucan/dietary fiber as an aid to lower cholesterol, most of the testing and analysis or scientific research mentioned in this annual report has not been subject to oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or otherwise treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

Scarology

Scarology is a scar healing topical solution delivered through a day and night routine. Three essential ingredients work together to achieve dramatic results in appearance and feel. The product is clinically tested and developed by prominent dermatologists. We expect the Scarology product launch in the second quarter of 2018.

None of the testing and analysis or scientific research mentioned in this annual report on Form 10-K has been subject to the oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of our products. Further, our current products are marketed as cosmetics and nutritional supplements, and we are prohibited by FTC and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

Sales and Marketing

Our sales and marketing strategy primarily consists of utilizing our online direct response platform technology to sell the innovative products that we have licensed, acquired or created. Our priority is to build brand recognition across our product lines and actively pursue opportunities to market our products and increase sales.

We leverage the world’s largest social media and online sales platforms such as Google, Facebook and Amazon to capture customers and market health and wellness products globally. Additionally, we sell our products through our own websites at www.inrwellness.com and www.shapiromd.com.

Our expertise in digital marketing allows us to target consumers most likely to purchase our products, serve these consumers an advertisement, and convert these consumers into customers. We plan to combine this highly scalable paid media business model with other direct to consumer approaches such as television, radio and influencer marketing. We also intend to sell our products in retail stores and through physician offices.

Manufacturing

We use third party contractors for the manufacturing, encapsulation, bottling and labeling of our personal care and nutritional supplement products. These contractors are certified to produce organic products, subject to regular government inspections, and to the best of our knowledge, comply with current Good Manufacturing Practices and hold the necessary drug manufacturing licenses and processed food registrations required by their respective state regulators.

Customers

We sell our products directly to consumers internationally through online channels. Over 90% of consolidated 2017 sales consisted of customers in the U.S. Penetrating international markets is a significant opportunity for the Company’s near-term growth.

Our priority is to maximize the long-term value of each customer through proper pricing strategies, retargeting, customer service and through database management. We have served over 50,000 customers since implementing direct selling strategies into our business model in 2016.

One customer, M.M.P., accounted for 25% of net sales during 2017.

Competition

The markets for nutritional supplements and skin care products are highly competitive, consisting of a large number of manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. The Company's competitors include, among others, Guthy Renker LLC, L'Oréal S.A., Atlantic Coast Media Group, LLC, Hims, Inc. and The Estée Lauder Companies Inc. Some of our competitors are significantly larger than we are, have a longer operating history, higher visibility and brand recognition, and greater financial resources than we do.

Intellectual Property

We rely primarily on proprietary trade secrets and know-how to operate our online direct response marketing platform. We have two U.S. patents relating to our Shapiro MD products’ method for treatment of hair loss with a combination of natural ingredients.

In order to protect the confidentiality of our intellectual property, including trade secrets, know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.

Governmental and Environmental Regulation

Our business and the manufacturing, distribution and sale of our beta glucan products are regulated in the U.S. primarily by the FDA and the FTC.

The FDA enforces the FDCA and Dietary Supplement Health and Education Act (“DSHEA”) as they pertain to foods, food ingredients, cosmetics and dietary supplement production and marketing. Dietary supplements and nutraceuticals are regulated as a category of food, not as drugs. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.

The FDA imposes GMP guidelines to ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities and are accurately labeled. GMPs include requirements for establishing quality control procedures, designing and constructing manufacturing plants, testing ingredients and finished products and record keeping and handling of consumer product complaints. The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements and cosmetics, including the power to monitor claims made in product labeling, to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters and to institute criminal proceedings.

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

Where You Can Find More Information

Our website address is www.immudyne.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern as of December 31, 2017. If we are unable to fund operations through our operating business and are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our product portfolio, attracting new consumers to our brand and introducing new product lines and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

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

Cyber security risks and the failure to maintain the integrity of data belonging to our Company could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We collect and retain large volumes of data relating to our business and from our customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or preferred customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

If we undertake product recalls or incur liability claims with respect to our products, such recalls or claims could increase our costs and adversely affect our reputation, business and results of operations.

Our yeast beta glucan nutraceutical products are designed for human consumption and we face product recalls or liability claims if the use of our products is alleged to have resulted in injury or death. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

While we do maintain product liability insurance coverage we cannot be sure that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

If we lose our President and Chief Executive Officer, or are unable to attract and retain additional qualified personnel, the quality of our products may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our President and Chief Executive Officer, Justin Schreiber. Loss of his services could adversely affect our ability to achieve our business objectives, if we are unable to find a suitable replacement. Mr. Schreiber is an integral factor in establishing relationships and the continued development of our business depends upon his continued employment. If he were to resign or retire, we would have to find a suitable replacement who shared his expertise and relationships. Any delay in finding a suitable replacement would adversely affect the pace at which we are able to successfully grow our business and could harm our existing business, resulting in a decrease in sales and revenue.

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

Risk Factors related to Marketing

Our capital requirements will depend on many factors.

Our capital requirements will depend on many factors, including:

●	the revenues generated by sales of our products;

●	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

●	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

●	unanticipated general and administrative expenses.

Because of these factors, we may seek to raise additional capital both to meet our projected operating plans and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Our future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to advertise.

Our consumer products business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

●	create greater awareness of our brand;

●	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;

●	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;

●	effectively manage marketing costs (including creative and media) to maintain acceptable customer acquisition costs;

●	acquire cost-effective television advertising;

●	select the most effective markets, media and specific media vehicles in which to advertise; and

●	convert consumer inquiries into actual orders.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other favorable research findings or publicity will be favorable to the nutritional supplement market or any product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, if accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect.  Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products compete and will compete with other similar products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

We may never develop any additional products to commercialize.

We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

●	we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;

●	our products may not prove to be safe and effective in clinical trials;

●	we may experience delays in our development program;

●	any products that are approved may not be accepted in the marketplace;

●	we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

●	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

●	rapid technological change may make our products obsolete;

●	we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

●	we may be unable to obtain or defend patent rights for our products.

If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

To achieve commercial success for our products, we must sell our product lines and/or technologies at favorable prices. In addition to being expensive, maintaining such a sales force is time-consuming. Qualified direct sales personnel with experience in the natural products industry are in high demand, and there can be no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent sales representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. There can be no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there can be no assurance that we will be able to build an alternate distribution framework should we attempt to do so.

We may also need to contract with third parties in order to market our products. To the extent that we enter into arrangements with third parties to perform marketing and distribution services, our product revenue could be lower and our costs higher than if we directly marketed our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

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

We are an Emerging Growth Company (“EGC”), and we cannot be certain if the reduced disclosure requirements applicable to Emerging Growth Companies will make our common stock less attractive to investors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices were in office spaces located in Mount Kisco, New York, but have relocated to 1460 Broadway, New York, NY 10036. We leased a manufacturing facility with warehouse space consisting of approximately 15,000 square feet in Florence, Kentucky, in the vicinity of the Cincinnati, Ohio, airport on a month-to-month basis for which we pay $9,050 per month. In addition, Immudyne PR operates in a subleased office space in Puerto Rico consisting of approximately 1,000 square feet for $4,000 per month.

Starting in February 2018, we opened an office space in Huntington Beach, California. This office will support staff dedicated to digital marketing, including our Chief Technology Officer, Stefan Galluppi. We will pay $2,106 for the first twelve months for this space of 1,239 square feet.

We believe that our existing office and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes. Additional space may be required as we expand our business activities.  We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

	2017		2016
	High	Low	High	Low
First Quarter (through March 31)	$0.95	$0.21	$0.33	$0.10
Second Quarter (through June 30)	0.62	0.24	0.40	0.17
Third Quarter (through September 30)	0.54	0.28	0.34	0.20
Fourth Quarter (through December 31)	0.51	0.34	0.30	0.21

(b) Holders of Common Equity

As of March 29, 2018, there were approximately 325 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

(c) Dividend Information

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2017, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

On January 2, 2017, the Company issued an option to purchase 100,000 shares at a price of $0.40 to an employee as a bonus at a value of $24,109. This option expires on January 1, 2027.

On June 1, 2017, the Company issued 125,000 shares to a third-party consultant for services rendered at a value of $45,000.

On August 7, 2017, the Company issued 50,000 shares to a third-party consultant for services rendered at a value of $20,000.

On August 8, 2017, the Company issued 100,000 shares to a third-party consultant for services rendered at a value of $40,000.

On November 3, 2017, the Company issued 135,721 shares at a price of $0.23 per share to JOJ Holdings, LLC, an entity wholly owned by our Chief Executive Officer, as a conversion of a portion of JOJ Holdings, LLC’s non-controlling interest in Immudyne PR, LLC, which was valued at $31,215.83.

On November 12, 2017, the Company issued 100,000 shares to an employee as a bonus at a value of $44,000.

The Company issued options and restricted stock as compensation to its officers and directors during the fiscal year 2017. Please see Item 11. Executive Compensation and Compensation of Directors for details about the issuance of these shares.

Transfer Agent

Our transfer agent through the period ending December 31, 2017 was Computershare Trust Company, N.A. located at Meidinger Tower, 462 S. 4th Street, Louisville KY 40202.

In March 2018, we changed our transfer agent, and we are now using World Wide Stock Transfer LLC located at One University Plaza, Suite 505, Hackensack, NJ, 07601.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During our fiscal year ended December 31, 2017, we manufactured, distributed and sold natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). We are and have been a science driven company for more than 25 years. Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, primarily via business-to-business to large dietary supplement and cosmetic companies.

In 2015, we established a joint venture, that did business under the name Inate Scientific LLC (“Inate”), to launch a complete skin care regimen that contains our proprietary ingredients and which contributed to our revenues in the year of 2016. The Company entered into a limited liability company operating agreement with its joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.16667%. As a result of our ownership and control of Immudyne PR, we now operate in two business segments, nutraceutical and cosmetic additives and finished cosmetic products.

We have performance-based contracts with our sales and marketing executives, which allows us to continue to maintain a relatively low overhead. Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of equipment leasing costs relating to improving our operating efficiencies, as well as conducting new studies which could open new markets. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; and (iii) marketing expenses.

In the 2016 fiscal year, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. A majority of these entities providing these services are consolidated as VIEs which received a one (1%) percent fee eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. Some of the entities contracted to provide these services have been determined to be variable interest entities and consolidated in the Company’s financial statements. By our fiscal year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as Accounts Receivable.

We historically have expended a significant amount of our funds on obtaining and protecting our patents, trade secrets and proprietary products. We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from our past President, Mark McLaughlin, and other directors. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, which have been satisfied in 2016 and 2017. In late 2017, we obtained $125,000 in promissory notes from our executive officers for the Immudyne PR entity, which were satisfied in early 2018. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) to be able to fund operations through 2018. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that our executive officers or other directors who have, in the past, willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in this annual report.

Results of Operations

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2017		2016
	$	% of Sales	$	% of Sales
Sales	5,054,706		5,238,604
Cost of sales	1,483,686	29%	1,946,055	37%
Gross profit	3,571,020	71%	3,292,549	63%
Operating expenses	(4,638,554)	-92%	(4,467,231)	-85%
Loss from operations	(1,067,534)	-21%	(1,174,682)	-22%
Change in fair value of derivative liability	502,830	10%	-	0%
Loss on extinguishment of debt	(553,222)	-11%	-	0%
Interest (expense)	(100,523)	-2%	(48,611)	-1%
Net (loss)	(1,218,449)	-24%	(1,223,293)	-23%
Net (loss) attributable to noncontrolling interests	(12,488)	-0%	(115,749)	-2%
Net (loss) attributable to Immudyne, Inc.	(1,205,961)	-24%	(1,107,544)	-21%

Overall sales for the year ended December 31, 2017 were approximately $5.05 million, a decrease of 4% from approximately $5.24 million during the same period in 2016. Our decrease in sales was primarily attributable to the decrease in sales made by our finished cosmetic products segment of approximately $3.68 million, a decrease of approximately 13% from approximately $4.24 million during the same period in 2016. Net sales for our nutraceutical and cosmetic additives segment increased by approximately 37% to approximately $1.37 million, compared to approximately $1.00 million during the same period in 2016.

Cost of sales consists primarily of material costs, labor costs, marketing costs and related overhead directly attributable to the production of our products. Total cost of sales decreased by approximately 24% to approximately $1.48 million in 2017 compared to approximately $1.95 million in 2016. The decrease in our cost of sales was due to our decreased sales and related reduction in merchant and other processing fees incurred to generate sales from our finished cosmetic products segment, which costs were significant in 2016.

Gross profit increased by approximately 8.5% to approximately $3.57 million in 2017 compared to approximately $3.29 million in 2016 as a result of our decreased cost of sales. Gross profit as a percentage of sales increased to approximately 71% in 2017 from approximately 63% in 2016 due to the shift in the composition of our sales between periods from primarily topical and oral additives to primarily finished products sold through Immudyne PR, which products generally have lower margins.

Operating expenses consisted of general and administrative expense, compensation and related expense, marketing, and professional fees. Overall operating expenses increased by approximately 3.8% to approximately $4.64 million in 2017 from approximately $4.47 million in 2016, primarily due to increased compensation related expenses with respect to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. General and administration expense decreased by approximately 17.6% to approximately $0.85 million in 2017 from approximately $1.03 million for in 2016. Compensation and related expense increased by approximately 36.2% to approximately $1.71 million in 2017 from approximately $1.25 million in 2016 due to the aforementioned share issuance. Marketing expense decreased by approximately 3.1% to approximately $1.66 million in 2017 from approximately $1.7 million for in 2016. Professional fees decreased by approximately 9.7% to approximately $0.43 million in 2016 from approximately $0.48 million in 2016, due to decreased legal and accounting fees incurred with respect to Immudyne PR’s operations.

Net loss attributable to Immudyne in 2017 was approximately $1.21 million compared to net loss of approximately $1.11 million in 2016. We consolidated the operations of our joint venture, Immudyne PR, and at December 31, 2017, reflected a non-controlling interest for 21.833% of these operations. Net loss attributable to Immudyne, Inc. as a percentage of sales was approximately 24% in 2017 compared to net loss as a percentage of sales of approximately 21% in 2016. Our net loss notwithstanding our decrease in sales was primarily due to our increased compensation expenses due to shares issued to the Company’s joint venture partners pursuant to previously disclosed service agreements. We believe these costs will decrease as a percentage of sales over the course of the 2018 fiscal year as Immudyne PR continues to mature as a business.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows in the 2017 and 2016 fiscal years. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000 which have been satisfied in 2016 and 2017. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017, and the sale of the legacy beta glucan business) being able to fund operations through 2018. However, if necessary, we may raise additional capital through a private placement of common stock, obtaining debt financing or from advances from our President and/or directors; however, no assurances can be made that we will be successful in our endeavors to raise additional capital.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had net working capital of $622,839 at December 31, 2017, resulting in an increase from net working deficit of ($361,725) at December 31, 2016. The ratio of current assets to current liabilities was 1.97 to 1 at December 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$(827,215)	$(407,914)
Investing activities	-	-
Financing activities	786,034	357,491

Net cash flow used by operating activities was approximately $0.83 million for the year ended December 31, 2017, compared to net cash flow used in operating activities of approximately $0.41 million for the same period in 2016. The increase in the amount of cash used by our operating activities was due to increased compensation expenses incurred over the 2016 period. We expect that these expenses will decrease as a percentage of sales as Immudyne PR continues to mature as a business.

Net cash flows provided by investing activities was $0 for the both year ended December 31, 2017 and 2016.

Net cash flows provided by financing activities was approximately $0.79 million for the year ended December 31, 2017, compared to net cash flows provided by financing activities of approximately $0.36 million for the same period in 2016 due to additional indebtedness and the sale of common stock via private placements incurred during the period.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000 which have been satisfied as of the date hereof.

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the year ended December 31, 2017, the Company recognized $79,360 in royalty expense related to this agreement.

Off-Balance Sheet Arrangements

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Immudyne purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, Immudyne agreed to issue one (1) share of Immudyne common stock to JOJ for every dollar Immudyne realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The initial assessment of this transaction was determined not to meet the basis of an exchange transaction per ASC 845-10-20. The Company will reassess the off-balance sheet arrangement at each reporting period to determine the any change in the accounting as an off-balance sheet arrangement.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. The Consolidated Financial Statements include the accounts of the Immudyne, Inc. and its majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company has been determined to be the primary beneficiary. All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

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

Inventory

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower.

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates in the year ended December 31, 2017 and 2016 approximated $259,000 and $1,926,000, respectively.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in Immudyne PR and its VIEs in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Immudyne PR net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We have reviewed ASC 842 and have determined that it will not have any material effect on our financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective January 1, 2018, the beginning of our fiscal year. We have reviewed ASC 606 and have determined that it will not have any material effect on our revenue recognition.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2015-11 in 2017 and it does not have a material effect on the Company's consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 in 2016 and it does not have a material effect on the Company's consolidated financial statements or related disclosures.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 6, 2017, the Company dismissed PKF O’Connor Davies, LLP (“PKF”) as the Company's independent registered public accounting firm. The audit reports of PKF on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2016 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports for the years ended December 31, 2016 and December 31, 2015 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern. The decision to change the Company’s independent registered public accounting firm was made by the Board of Directors.

During the Company's two most recent fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through October 6, 2017, (i) there were no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to PKF's satisfaction, would have caused PKF to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), and our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective for the Company, our majority owned subsidiaries and the VIEs and the increased concentration of operations of Immudyne PR. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer for the first nine months for the reporting period; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our PEO and PFO have started to implement appropriate disclosure controls and procedures to remediate these material weaknesses. We hired a Chief Financial Officer to implement the controls. As such, during the fourth quarter from October 1, 2017 through December 31, 2017, our CFO began to implement controls over financial reporting starting with the weekly presentation of the Immudyne PR financials to management, and automating the recording of sales. During 2018, we expect more internal controls, financial and operational, to be implemented.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our PEO and PFO are responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2017 our PEO and PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”) provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. Our PEO and PFO used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2017. Based on that evaluation, our PEO and PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s PEO and PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's PEO/PFO in connection with his review of our financial statements as of December 31, 2017.

Our PEO and PFO believe that the material weaknesses set forth above did not have an effect on the Company's financial results. However, our PEO and PFO believe that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements as funds allow.

During the year ended December 31, 2017, we hired a new internal CFO, who began implementing internal controls over financial reporting at the Immudyne PR entity, which we believe have materially improved our internal controls over financial reporting. We expect more improvements of internal controls over financial reporting during our fiscal year 2018.

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

(c)	Changes in Internal Control over Financial Reporting

There were some changes in our internal control over financial reporting, during our most recently completed last fiscal quarter that has materially improved our internal control over financial reporting. During the year ended December 31, 2017, we hired a new internal CFO, who began implementing internal controls over financial reporting at the Immudyne PR entity, bringing the bookkeeping functions under the control of internal staff, and automating the sales recognition, which improved the frequency of delivery of financial results to management.

Item 9B. Other Information

On February 7, 2018, the Company sold its yeast beta glucan manufacturing business to the Company’s former President and CEO, Mark McLaughlin for the following (i) two million (2,000,000) shares of the Company’s common stock payable on February 12, 2018 the Closing Date (ii) One Hundred and Ninety Thousand Dollars ($190,000) payable on the Closing Date, and (c) Two Hundred Thousand Dollars ($200,000) payable within 120 days following of February 7, 2018.

On November 20, 2017, Company entered into a third amendment (the “Amendment”) to its services agreement with JLS Ventures, LLC (“JLS”), dated April 1, 2016, as amended by the first amendment on December 31, 2016 and the second amendment on July 1, 2017 (the “Services Agreement”). The Amendment extended the term of the Services Agreement for an additional two years (until November 20, 2019). Justin Schreiber, the Company’s President and CEO, is the President and owner of JLS.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Immudyne purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2018 and again on March 9, 2018. In consideration for the purchase, Immudyne agreed to issue one (1) share of Immudyne common stock to JOJ for every dollar Immudyne realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The initial assessment of this transaction was determined not to meet the basis of an exchange transaction per ASC 845-10-20. The Company will reassess the off-balance sheet arrangement at each reporting period to determine the any change in the accounting as an off-balance sheet arrangement.

On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of the Company. Mr. Kalkstein has years of experience in audit, banking and as Chief Financial Officer of several emerging growth companies. Previously, Mr. Kalkstein held positions at Peerless System Corp., Jefferies & Co. and PricewaterhouseCoopers. He has more than 10 years of experience in the areas of accounting, finance, SEC compliance and operations. Mr. Kalkstein is a CPA and received a Bachelor of Engineering in Biomedical Engineering and a Masters of Engineering in Engineering Management at Stevens Institute of Technology in Hoboken, NJ.

Mr. Kalkstein entered into a consulting agreement with the Company, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

On February 1, 2017, Ryan Aldridge was appointed to our Board of Directors. As a director, Mr. Aldridge received a ten-year, fully-vested option to purchase 500,000 shares of our common stock at a price of $0.20 per share. In addition, Mr. Aldridge received a ten-year option to purchase 250,000 shares of our common stock at a price of $0.40 per share, which has vested because the Company earned $5,000,000 in revenue for our fiscal year ending December 31, 2017. There has been no other transaction, or other proposed transaction, since January 1, 2015, to which Mr. Aldridge or any member of his respective immediate family had or is to have a direct or indirect material interest or any other related transaction with the Company within the meaning of Item 404(a) of Regulation S-K. There are no family relationships between Mr. Aldridge and any of the Company’s other directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

On October 1, 2017, Michael Borenstein was appointed to our Board of Directors. As a director, Mr. Borenstein received a ten-year, fully-vested option to purchase 100,000 shares of our common stock at a price of $0.35 per share. In addition, Mr. Borenstein received four ten-year options to each purchase 75,000 shares of our common stock at prices of $0.25, $0.25, $0.35, and $0.35 per share, which vest upon the Company earning $4,000,000, $5,000,000, $6,000,000 and $7,000,000 in earnings before income taxes, respectively.

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

Name	Position	Age
Anthony G. Bruzzese, M.D.	Director	63
Mark McLaughlin	Former President, Chief Executive Officer and Director (though February 2018)	59
John R. Strawn, Jr.	Chairman	57
Dr. Joseph DiTrolio, M.D.	Director and Chief Medical Officer (North America)	67
Dr. Sven Rohmann M.D.	Former Director and Chief Medical Officer (Global) (through Sept 2017)	56
Ryan Aldridge	Director	36
Justin Schreiber	President, Chief Executive Officer and Director	35
Robert Kalkstein	Chief Financial Officer	36
Stefan Galluppi	Chief Technology Officer and Former Director (through February 2018)	31
Michael Borenstein, M.D.	Director	48

Anthony G. Bruzzese, M.D., Director

Dr. Bruzzese is a practicing radiologist in Warwick, Rhode Island, certified by both the American Board of Internal Medicine and the American Board of Radiology. Since 1997, Dr. Bruzzese has served as a principal at Toll Gate Radiology, Inc., providing patients with comprehensive diagnostic imaging services. Dr. Bruzzese also has served on the medical staffs at Roger Williams Medical Center since 2008 and Landmark Medical Center since 2011. He previously served on the medical staff at Kent County Memorial Hospital in Rhode Island from 1997 to 2005. Dr. Bruzzese has served as a Fellow, Councilor and Alternate Councilor to the American College of Radiology on behalf of the Rhode Island Radiology Society. Dr. Bruzzese received his Bachelor of Science and Doctor of Medicine from Brown University. Dr. Bruzzese brings to the Board of Directors over 20 years of experience in medical practice. The Board of Directors believes that Dr. Bruzzese’s knowledge of internal medicine and life sciences will assist us in our future growth and expansion plans.

Mark McLaughlin, Former President, Chief Executive Officer and Director

Mr. McLaughlin served as our President and member of the Board of Directors since March 2004 and Chief Executive Officer since April 2011 through February 2018. On February 8, 2018, Mr. McLaughlin resigned from all of his positions with the Company.

John R. Strawn, Jr., Chairman

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

Dr. Joseph DiTrolio, M.D., Director

Dr. DiTrolio was appointed to our Board of Directors on September 4, 2014. Dr. DiTrolio has been the Chief Medical Officer of United States at ImmuDyne, Inc. since May 29, 2013 pursuant to a 2012 consulting agreement. Dr. DiTrolio serves as an advisor of OneMedPlace and as an advisor of Urovalve Inc. Dr. DiTrolio is recognized world-wide as an inventor, researcher and lecturer and is a Clinical Professor of Urology, UMDNJ. He is the holder of several patents and is Clinical Professor of Surgery, Division of Urology at New Jersey Medical School, and the recent Chairman of the Department of Urology for the St. Barnabas Medical Center Healthcare System. He is a graduate of the University of Richmond, University of Paris, Sorbonne and New Jersey Medical School. He is a Diplomate of the American Board of Urology and is well respected in the urology community for innovative techniques and product development.

Dr. Sven Rohmann, M.D., Former Director and Former Chief Medical Officer

Dr. Rohmann was appointed to our board of directors and as Chief Medical Officer on September 15, 2015 through September 2017. Dr. Rohmann served 10 years as an International Marketing Manager, Business Area Manager, and Global Head of the Strategic Marketing of the business area oncology at Merck. During his tenure at Merck, he was involved in the successful licensing of Erbitux from ImClone and the establishment of Merck Oncology. He served as the Head of laboratories performing cardiovascular preclinical research, then Evaluation Manager and International Product Manager for cardiovascular products at Merck. In addition, Dr. Rohmann served as an Interim Chief Executive Officer of BioVisioN AG, Hannover, Germany from 2003 to 2005.

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

Justin Schreiber, President, Chief Executive Officer and Director

Mr. Schreiber was appointed President and CEO of Immudyne, Inc. upon the closing of the sale of the legacy beta glucan business in February 2018. Mr. Schreiber was appointed as Immudyne PR’s President on April 1, 2017. Mr. Schreiber is the President and founder of JLS Ventures, a leading capital markets advisory firm that partners with entrepreneurs and emerging growth companies to build innovative and disruptive brands with long-term investment value. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France.

Robert Kalkstein, Chief Financial Officer

On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of Immudyne, Inc. (the “Company”). Mr. Kalkstein has years of experience in audit, banking and as chief financial officer of several emerging growth companies. Previously, Mr. Kalkstein held positions at Peerless System Corp., Jefferies & Co. and PricewaterhouseCoopers. He has more than 10 years of experience in the areas of accounting, finance, SEC compliance and operations. Mr. Kalkstein is a CPA and received a Bachelor of Engineering in Biomedical Engineering and a Masters of Engineering in Engineering Management at Stevens Institute of Technology in Hoboken, NJ.

Stefan Galluppi, Former Director and Chief Executive Officer, Immudyne PR

Stefan Galluppi was the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne. Stefan Galluppi is the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne. Mr. Galluppi resigned as a Director of Immudyne, Inc. in February 2018 upon the sale of the legacy beta glucan business.

Dr. Michael Borenstein, M.D.

On October 1, 2017, Dr. Michael Borenstein was appointed to the Board of Directors of Immudyne, Inc (the “Company”). Dr. Borenstein is a board-certified dermatologist who specializes in medical and surgical dermatology, as well as the latest techniques in laser treatments and cosmetic dermatology. Dr. Borenstein received his Bachelor of Arts degree from Columbia University and his medical degree from the University of Miami School of Medicine. Dr. Borenstein joined Gardens Dermatology after completing his internship in internal medicine and residency in dermatology and cutaneous surgery at the University of Miami School of Medicine. Dr. Borenstein completed his Ph.D. in molecular and cellular pharmacology at the University of Miami. Dr. Borenstein is an active member of the American Medical Association, American Academy of Dermatology, Florida Society of Dermatology, the Florida Society of Dermatologic Surgeons, and the Palm Beach County Dermatology Society.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of six members: Anthony G. Bruzzese, M.D., John R. Strawn, Jr, Dr. Joseph DiTrolio, M.D, Ryan Aldridge, Justin Schreiber, and Michael Borenstein, M.D. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Strawn, Mr. Bruzzese, Mr. DiTrolio, and Mr. Aldridge have qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Committees of the Board of Directors

We currently have no standing audit or nominating committees or committees performing similar functions, nor do we have written audit or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because our Board of Directors can perform the functions of such committees adequately. However, the Company will plan to create these committees during our 2018 fiscal year.

We established a Compensation Committee in January 2017. The Compensation Committee currently consists of Messrs. Strawn and Aldridge. Mr. Strawn is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely.

Code of Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K but plan to do so prior to the end of the 218 fiscal year end.

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

Executive Compensation

Summary Compensation Table
		Salary	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name and Principal Position	Year	($)	($)(1)		($)		($)		($)
Mark McLaughlin	2017	145,600	351,318	(3)	-		-		496,918
President, Chief Executive Officer and Director (2)	2016	145,600	-		-	(4)	-		145,600
	2015	145,600	-		-	(4)	52,000	(5)	197,600

Justin Schreiber	2017	-	-		-		2,120,212		-
President, Chief Executive Officer (6)	2016	-	-		-		345,000		345,000

Stefan Galluppi	2017	72,000	-		-		-		72,000
Director, Chief Executive Officer, Immudyne PR (7)	2016	30,000	-		-		345,000		375,000

Robert Kalkstein	2017	-	199,897		-		8,250		208,147
Chief Financial Officer (8)

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin receives no compensation for serving as a member of our Board of Directors. Mr. McLaughlin resigned as President, Chief Executive Officer and as a member of the Board of Directors on February 2, 2018.

(3)	We entered into a new employment agreement with Mr. McLaughlin on July 1, 2017 and he was granted two options to purchase common stock at $0.25 per share and $0.35 per share, each for 500,000 that vest upon the Company achieving $6 million and $7 million in pre-tax earnings, which were each valued at $141,471 and $139,898, respectively. Mr. McLaughlin also received a ten-year option to purchase 750,000 shares of common stock vesting at 250,000 shares immediately and 250,000 each on the anniversary date of his agreement and each struck at $0.35, which was valued at $69,949.

(4)	Under his employment agreement entered into on April 20, 2011, as amended, Mr. McLaughlin earned an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We did not have any pre-tax earnings in 2016 or 2015, and no incentive bonus was earned or awarded.

(5)	In December of 2014, the Board of Directors authorized a one-year extension of warrants to purchase 1.5 million shares of our common stock at $0.12 per share that were set to expire as consideration, in part, for certain monetary advances made by Mr. McLaughlin to the Company. The warrants with such one-year extension of the expiration date in 2014 had an incremental fair value of $7,000. The warrants were further extended in 2015 for an additional two-years as consideration for Mr. McLaughlin’s personal guarantee of a loan made to the Company, extensions of various interest-free advances and for his provision of rent-free office spaces to the Company.

(6)	Pursuant to the operating agreement of Immudyne PR, Mr. Schreiber was appointed as Immudyne PR’s President on April 1, 2016. In connection the therewith, the Company entered into a services agreement with JLS Ventures, LLC, an entity owned and controlled by Mr. Schreiber. A total of 1,150,000 shares of the Company’s common stock were issued to JLS Ventures, LLC in 2016, with a grant date fair value of $345,000. The Company retained the right to rescind the issuance of 1,000,000 shares of common stock issued to JLS Ventures LLC in the event Immudyne PR does not distribute at least $500,000 to the Company by December 31, 2016. On July 14, 2017, JLS Ventures LLC also received 900,000 shares worth $432,000. Mr. Schreiber was appointed as a member of the Board on June 24, 2017. Mr. Schreiber received performance-based options worth $1,688,212 on July 1, 2017. Mr. Schreiber became the Company’s President and Chief Executive Officer on February 2, 2018. The Company entered into a 2-year agreement with Mr. Schreiber to perform services as our Chief Executive Officer and, as compensation for his role as Chief Executive Officer, will receive 2,000,000 shares of restricted stock whereby 1,000,000 shares will vest equally on March 20, 2018 and January 1, 2019. Mr. Schreiber will not receive cash compensation for serving as our Chief Executive Officer.

(7)	Pursuant to the operating agreement of Immudyne PR, Mr. Galluppi was appointed as Immudyne PR’s Chief Executive officer on April 1, 2016. In connection the therewith, the Company entered into a services agreement with American Nutra Tech, an entity owned and controlled by Mr. Galluppi. A total of 1,150,000 shares of the Company’s common stock were issued to American Nutra Tech in 2016, with a grant date fair value of $345,000. The Company retains the right to rescind the issuance of 1,000,000 shares of common stock issued to American Nutra Tech and is currently in negotiations with respect to such shares as well as Mr. Galluppi’s overall compensation. Mr. Galluppi was appointed as a member of the Board effective June 24, 2017. Mr. Galluppi was paid $6,000 per month for twelve months in 2017.

(8)	On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of the Company. Mr. Kalkstein entered into a consulting agreement with the Company, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth information concerning the outstanding equity awards held by our Chief Executive Officer and Chief Financial Officer at December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End for 2017
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unearned		Option Exercise Price ($)	Option Expiration Date
Mark McLaughlin(1)	1,000,000	-	-		0.10	03/07/2018
	339,473	-	-		0.10	12/31/2018
	1,800,000	-	-		0.20	04/20/2021
	500,000	-	-		0.40	04/20/2021
	500,000	-	-		0.40	04/20/2021
	-	-	500,000	(2)	0.80	04/20/2021

Robert Kalkstein	150,000	-	350,000	(3)	0.40	10/2/2020

(1)	All options held by Mr. McLaughlin are fully vested from grant date and exercisable on a cashless basis.

(2)	Options become earned and exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

(3)	Options vest on the anniversary of Mr. Kalkstein’s agreement at 175,000 shares each on October 2, 2018 and October 2, 2019.

Employment Agreement

On July 1, 2017, we entered into a new employment agreement with Mr. McLaughlin, which superseded his agreement dated October 12, 2012, and he was granted two options to purchase common stock at $0.25 per share and $0.35 per share, each for 500,000 that vest upon the Company achieving $6 million and $7 million in pre-tax earnings, respectively. Mr. McLaughlin also received a ten-year option to purchase 750,000 shares of common stock vesting at 250,000 shares immediately and 250,000 each on the anniversary date of his agreement and each struck at $0.35.

On October 12, 2012, we entered into a five-year employment agreement with Mr. McLaughlin, our former President and Chief Executive Officer, under which he is to be compensated at $145,600 per annum. In addition to his base salary, Mr. McLaughlin will earn an annual incentive bonus award consisting of 5% of our pre-tax earnings payable each semi-annual fiscal year. We also granted to Mr. McLaughlin under his employment agreement, as amended, 10-year, fully-vested options to purchase an aggregate of 3.3 million shares of our common stock, such options consisting of the right to purchase: (i) 1.8 million shares of our common stock at $0.20 per share; (ii) 0.5 million shares of our common stock at $0.40 per share; (iii) 0.5 million shares of our common stock at $0.40 per share upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iv) 0.5 million shares of our common stock at $0.80 per share upon our achieving $10 million in revenues in any fiscal year prior to the expiration date. If at any time prior to the expiration date of the options we merge into or are acquired by another company, any outstanding options granted under Mr. McLaughlin’s employment agreement will become immediately exercisable on the business day immediately preceding the merger or acquisition at $0.40 per share or the preceding average 30-day market price of our common stock prior to the announcement of such merger or acquisition, whichever price is lower.

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

Consulting Agreement

On October 2, 2017, we entered into a consulting agreement with our Chief Financial Officer, Robert Kalkstein, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

Services Agreements

On April 1, 2016, the Company entered into two services agreements (the “Services Agreements”) with each of JLS Ventures, LLC (“JLS”), an entity wholly owned and operated by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech (“American Nutra Tech”), an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Immudyne PR. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Immudyne PR did not distribute at least $500,000 to the Company by December 31, 2016. Immudyne PR did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS, the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones being achieved by Immudyne PR as specified in the Services Agreements.

On November 20, 2017, the Company entered into a third amendment (the “Amendment”) to its services agreement with JLS Ventures, LLC (“JLS”), dated April 1, 2016, as amended by the first amendment on December 31, 2016 and the second amendment on July 1, 2017 (the “Services Agreement”). The Amendment extended the term of the Services Agreement for an additional two years (until November 20, 2019).

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2017.

Director Compensation for 2017
	Fees Earned or Paid in Cash	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name	($)	($)(1)		($)	($)	($)
Anthony G. Bruzzese, M.D.	-	27,980	(2)(5)	-	-	27,980
John R. Strawn, Jr.	-	27,980	(3)	-	7,500	35,480
Joseph DiTrolio, M.D.	-	27,980	(4)	-	-	27,980
Ryan Aldridge	-	168,960	(6)	-	-	168,960
Michael Borenstein		70,697	(7)			70,697

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	As of December 31, 2017, Dr. Bruzzese held fully-vested options to purchase an aggregate of 810,000 shares of our common stock, such options consisting of the right to purchase: (i) 560,000 shares of our common stock at $0.20 per share with an expiration date of April 20, 2021; and (ii) 250,000 shares of our common stock at $0.40 per share with an expiration date of April 20, 2021. Each such option held by Dr. Bruzzese is exercisable on a cashless basis.

(3)	As of December 31, 2017, Mr. Strawn held fully-vested options to purchase an aggregate of 2,000,000 shares of our common stock, such options consisting of the right to purchase: (i) 1,000,000 shares of our common stock at $0.20 per share with an expiration date of July 1, 2021; (ii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021; and (iii) 500,000 shares of our common stock at $0.40 per share with an expiration date of July 1, 2021. Each such option held by Mr. Strawn is exercisable on a cashless basis.

(4)	Under his director’s agreement effective as of September 4, 2014, Dr. DiTrolio was granted options consisting the right to purchase (i) 250,000 shares of our common stock at $0.20 per share with an expiration date of September 4, 2024; and (ii) 125,000 shares of our common stock at an exercise price of $0.40 per share with an expiration date of September 4, 2024. Dr. DiTrolio was also granted options to purchase shares of our common stock in connection with his consulting agreement with the company. See “Consulting Agreement with Directors” under “Certain Relationships and Related Transactions.”

(5)	During 2017, Dr. Bruzzese, Mr. Strawn, Dr. DiTrolio, under their director agreements effective as of July 1, 2017, were granted options consisting the right to purchase (i) 75,000 shares of our common stock at $0.25 per share with an expiration date of July 1, 2027, such options to become exercisable upon our achieving $4 million in pre-tax earnings in any fiscal year prior to the expiration date; (ii) 75,000 shares of our common stock at $0.25 per share with an expiration date of July 1, 2027, such options to become exercisable upon our achieving $5 million in pre-tax earnings in any fiscal year prior to the expiration date; (iii) 75,000 shares of our common stock at $0.35 per share with an expiration date of July 1, 2027, such options to become exercisable upon our achieving $6 million in pre-tax earnings in any fiscal year prior to the expiration date; and (iv) 75,000 shares of our common stock at $0.35 per share with an expiration date of July 1, 2027, such options to become exercisable upon our achieving $7 million in pre-tax earnings in any fiscal year prior to the expiration date.

(6)

As of December 31, 2017, Mr. Aldridge held fully-vested options to purchase an aggregate of 250,000 shares of our common stock at $0.40 per share and 500,000 shares of our common stock at $0.20 per share, each with an expiration date of February 1, 2027. Each such option held by Mr. Aldridge is exercisable on a cashless basis.

(7)

On October 1, 2017, Michael Borenstein was appointed to our Board of Directors. As a director, Mr. Borenstein received a ten-year, fully-vested option to purchase 100,000 shares of our common stock at a price of $0.35 per share. In addition, Mr. Borenstein received four ten-year options to each purchase 75,000 shares of our common stock at prices of $0.25, $0.25, $0.35, and $0.35 per share, which vest upon the Company earning $4,000,000, $5,000,000, $6,000,000 and $7,000,000 in earnings before income taxes, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 29, 2018, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Immudyne, Inc., 1460 Broadway, New York, NY 10036.

Name of beneficial owner	Number of shares		Percent of class
Directors and named executive officers
Justin Schreiber	6,015,329	(1)	14.41%
Mark McLaughlin	6,730,507	(2)	16.12%
Stefan Galluppi	1,150,000	(3)	2.76%
Anthony G. Bruzzese, M.D.	1,550,133	(4)	3.71%
John R. Strawn, Jr.	2,100,000	(5)	5.03%
Joseph DiTrolio, M.D.	647,500	(6)	1.55%
Michael Borenstein, M.D.	426,086	(7)	1.02%
Ryan Aldridge	600,000	(8)	1.44%
Robert Kalkstein	150,000	(9)	0.36%
Directors and named executive officer as a group (9 persons)	19,369,555		46.40%

(1)	Consists of 2,831,193 shares held of record and presently-exercisable warrants to purchase 809,136 shares by JOJ Holdings, Inc., 2,375,000 shares held of record by JLS Ventures, LLC (1,000,000 of which are vested shares from Mr. Schreiber's agreement to serve as Chief Executive Officer). Mr. Schreiber has sole voting and dispositive power over all shares and warrants held of record by JOJ Holdings, LLC and JLS Ventures, LLC.

(2)	Consists of 2,640,507 shares held of record by Mr. McLaughlin and presently-exercisable options to purchase 3,050,000 shares. In addition, this consists of 1,040,000 shares held of record by McLaughlin International, Inc. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(3)	Consists of 1,150,000 shares held by American Nutra Tech, LLC, a company that Mr. Galluppi has sole voting and dispositive power.

(4)	Consists of 599,333 shares held of record by Dr. Bruzzese and presently-exercisable options to purchase 950,800 shares.

(5)	Includes 300,000 shares held of record by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, and presently-exercisable options to purchase 1,600,000 shares.

(6)	Consists of 72,500 shares held of record by Dr. DiTrolio and 575,000 presently-exercisable options to purchase.

(7)	Consists of 217,390 shares held of record by Pilaris Laboratories, LLC and presently-exercisable warrants to purchase 108,696 shares. Mr. Bornstein is the holder of a 50% equity interest in Pilaris Laboratories, LLC. Also, includes a presently-exerciasbale option to purchase 100,000 shares.

(8)	Consists of a presently-exerciasable option to purchase 600,000 shares.

(9)	Consist of an option to purchase shares of our common stock, of which 150,000 shares have vested.

We are not aware of any arrangements that could result in a change in control of the Company.

As of December 31, 2017, we have no formal equity compensation plan in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation” beginning on page 26, the following describes transactions since January 1, 2016, to which we have been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end and in which any of our directors, executive officer or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest. The CEO and CFO of the Company are responsible for reviewing and assessing the relevance of proposed relationships and transactions with related parties and ratify agreements for execution on behalf of the Company.

Indebtedness to our President, Directors and Shareholders

From time to time, our officers or directors have made short term advances for our operating needs. Details of the advances during the reporting periods are outlined below.

Justin Schreiber, our President and CEO, provided a $100,000 loan to the Company in December of 2016 that bore no interest and which was repaid in full in March 2017. In addition, in January of 2017, Riptide Capital purchased $100,000 of 11% promissory notes of the Company, guaranteed by Mr. Schreiber and Mr. McLaughlin, and Riptide Capital was issued 217,391 shares of its Common Stock in connection with this purchase. $70,000 of the principal amount of this note has been repaid as of the date hereof, with the remainder settled in stock and warrants. Finally, Mr. Schreiber also received 434,782 shares of common stock in November of 2016 for a conversion of an equity contribution to Immudyne PR and was issued 217,391 two-year warrants with an exercise price of $0.40 per share in connection with such conversion. A similar equity contribution conversion took place in January and November of 2017, whereby Mr. Schreiber received 1,319,211 shares of common stock and 659,606 2-year warrants at an exercise price of $0.40 per share.

On December 7 and December 12, 2017, Justin Schreiber and Robert Kalkstein loaned $75,000 and $50,000, respectively, to Immudyne PR at interest rates of 2% per month via promissory notes. As of the date of this Form 10-K filing, both promissory notes have been satisfied.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Immudyne purchased 1,000,000 shares of Blockchain Industries, Inc. from JOJ for $1,000. As additional consideration for the purchase, Immudyne agreed to issue one (1) share of Immudyne common stock to JOJ for every dollar Immudyne realizes from any sale of the shares of Blockchain Industries, Inc. purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares.

Employment Arrangements with an Immediate Family Member of our former President

Brunilda McLaughlin, the wife of Mr. McLaughlin, our former President, is our full time accounting and accounts receivable employee. Under a 2011 employment agreement with Mrs. McLaughlin, we compensated her for her full-time services with (a) cash compensation of $3,000 per month; (b) 10-year, fully-vested options with cashless exercise rights to purchase 200,000 shares of our common stock at $0.20 per share; (c) 10-year, fully-vested options with cashless exercise rights to purchase 100,000 shares of our common stock at $0.40 per share, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (d) an annual incentive bonus award amounting to 0.5% of our pre-tax earnings.

In July 2017, the Company and Brunilda McLaughlin entered into a three year employment agreement effective July 1, 2017. Upon signing as additional compensation, the Company issued a ten year option to buy 75,000 shares at $0.35.

Legal Services Provided by Director

Strawn Pickens LLP, a law firm co-founded by one of our directors, Mr. Strawn, performs legal services on our behalf on an hourly-fee basis in the ordinary course and has a contingency fee arrangement with us in a suit with former officers of the company and their affiliated entities. In 2016 or 2017, there was no compensation provided to this director for legal services.

Office Space Provided by our Officers

Our principal executive offices are in office space provided to us by our former President, Mr. McLaughlin at $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016 through February 2018. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased by Mr. Schreiber. Immudyne PR incurs expense of approximately $4,000 a month for this office space.

Immudyne PR Operating Agreement

On April 1, 2016, the Company entered into a limited liability company operating agreement (with Taggart International Trust (“Taggart”) and American Nutra Tech to amend and restate its existing agreements with these parties dated October 8, 2015 with respect to the Company’s joint venture doing business as Inate. The legal name of the joint venture limited liability company is ImmuDyne PR LLC. Pursuant to the terms of the Operating Agreement, the Company increased its ownership and voting interest in the joint venture to 78.16667%. Each of Taggart and American Nutra Tech hold an equity percentage of 11.3333% and 10.5%, respectively. Taggart International Trust is wholly owned by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech is wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR.

Services Agreements

On April 1, 2016, the Company entered into two services agreements with each of JLS, an entity wholly owned and operated by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech, an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Immudyne PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Immudyne PR. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Immudyne PR did not distribute at least $500,000 to the Company by December 31, 2016. Immudyne PR did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones being achieved by Immudyne PR as specified in the Services Agreements.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. In addition, the Company issued performance-based options that vest, in intervals, upon receipt by Immudyne, Inc. of cash from Immudyne PR within three years from the effective date of the agreement. Upon receipt of $4,000,000 of cash the Company will issue a ten year option to buy 1,500,000 shares at $0.25. Upon receipt of an additional $1,000,000, the Company will issue an additional ten year option to buy 1,500,000 shares at $0.25. Upon receipt of each additional $1,000,000, up to a total of $7,000,000, the Company will issue an additional ten year option to buy 1,500,000 shares at $0.35.

On November 20, 2017, the Company entered into a third amendment (the “Amendment”) to its services agreement with JLS Ventures, LLC (“JLS”), dated April 1, 2016, as amended by the first amendment on December 31, 2016 and the second amendment on July 1, 2017 (the “Services Agreement”). The Amendment extended the term of the Services Agreement for an additional two years (until November 20, 2019).

Consulting Agreement with Directors

On September 12, 2012, we entered into a consultant agreement with one of our current directors, Joseph V. DiTrolio M.D. Under the agreement Dr. DiTrolio is to serve as a Chief Medical Officer of North America of the Company for a term of three years. In connection with the agreement Dr. DiTrolio was granted options consisting of the right to purchase (i) 100,000 shares of our common stock at $0.20 per share with an expiration date of September 12, 2022; (ii) 250,000 shares of our common stock at $0.40 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (iii) 250,000 shares of our common stock at $0.80 per share with an expiration date of September 12, 2022, such options to become exercisable upon our achieving $10 million in revenues in any fiscal year prior to the expiration date.

Director Independence

Our Board of Directors currently is comprised of six directors, Dr. Bruzzese, Dr. DiTrolio, Dr. Borenstein, Mr. Aldridge, Mr. Strawn and Mr. Schreiber. While we are not subject to any director independence requirements because of our quotation on the OTC Markets-OTQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, the Board of Directors has determined that Dr. Bruzzese, Dr. DiTrolio, Mr. Aldridge and Mr. Strawn qualify as independent directors. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page 31 of this Annual Report. The Board of Directors currently has no separately designated standing committees.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected Rosenberg Rich Baker Berman, P.A. ("RRBB") as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2017 and 2016. RRBB has served as our independent accountant since October 9, 2017. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2017 and 2016, for professional services rendered by RRBB were as follows:

	2017	2016
Audit fees	$69,000	$128,712
Tax fees		8,945
Total	$69,000	$137,657

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Immudyne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immudyne, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant retained deficit and has incurred negative operating cash flows. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since October 2017.

Somerset, NJ 08873

April 2, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Immudyne, Inc.

We have audited the accompanying consolidated balance sheet of Immudyne, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immudyne, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF O’Connor Davies, LLP

Harrison, NY

May 23, 2017

Immudyne, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash	$141,379	$182,561
Trade accounts receivable, net	398,770	444,743
Other receivables	-	2,250
Product deposit	16,500	-
Inventory, net	707,161	160,270
Total Current Assets	$1,263,810	$789,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$473,492	$752,930
Derivative liabilities	-	192,254
Line of credit	42,479	-
Convertible notes payable	-	100,000
Notes payable – related parties	125,000	-
Short-term notes payable, net of discount in 2016	-	106,365
Total Current Liabilities	640,971	1,151,549

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 44,493,063 and 35,570,157 shares issued, 43,977,863 and 35,245,157 outstanding as of December 31, 2017 and 2016, respectively	444,930	355,701
Additional paid-in capital	11,500,537	9,070,064
Accumulated (deficit)	(10,899,843)	(9,693,882)
	1,045,624	(268,117)
Treasury stock, 515,200 and 325,000 shares, at cost	(163,701)	(87,053)
Total Immudyne, Inc. Stockholders’ (Deficit)	881,923	(355,170)

Non-controlling interest	(259,084)	(6,555)

Total Stockholders’ Equity (Deficit)	622,839	(361,725)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,263,810	$789,824

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Net Sales	$5,054,706	$5,238,604

Cost of Sales	1,483,686	1,946,055

Gross Profit	3,571,020	3,292,549

Operating expenses
Compensation and related expenses	1,698,814	1,247,195
Professional fees	431,326	477,401
Marketing expenses	1,657,158	1,710,357
General and administrative expenses	851,256	1,032,278
Total operating expenses	4,638,554	4,467,231

Operating (Loss)	(1,067,534)	(1,174,682)

Change in fair value of derivative liability	502,830	-
Loss on extinguishment of debt	(553,222)	-
Interest (expense)	(100,523)	(48,611)

Net Income (Loss)	(1,218,449)	(1,223,293)

Net (loss) income attributable to noncontrolling interests	(12,488)	(115,749)

Net Income (loss) attributable to Immudyne, Inc.	$(1,205,961)	$(1,107,544)

Basic income (loss) per share attributable to Immudyne, Inc.	$(0.03)	$(0.03)
Diluted income (loss) per share attributable to Immudyne, Inc.	$(0.03)	$(0.03)

Average number of common shares outstanding
Basic	41,738,101	33,478,229
Diluted	41,738,101	33,478,229

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2017

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2015	32,010,375	320,103	8,366,313	(8,586,338)	-	100,078	80,912	180,990

Amortization of stock options	-	-	120,867	-	-	120,867	-	120,867
Issuance of common stock for services	2,300,000	23,000	360,333	-	-	383,333	-	383,333
Sale of common stock and warrants	275,000	2,750	60,500	-	-	63,250	-	63,250
Conversion of NCI equity for shares	434,782	4,348	95,652	-	-	100,000	-	100,000
Issuance of common stock for options exercise	300,000	3,000	27,000	-	-	30,000	-	30,000
Issuance of common stock in relation to debt offering	250,000	2,500	56,250	-	-	58,750	-	58,750
Issuance of warrants for services	-	-	20,585	-	-	20,585	-	20,585
Reduction in noncontrolling interest	-	-	91,612	-	-	91,612	(91,612)	-
Purchase of treasury stock	-	-	-	-	(87,053)	(87,053)	-	(87,053)
Issuance of stock options for services	-	-	63,206	-	-	63,206	-	63,206
Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	119,894	119,894
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(192,254)	-	-	(192,254)	-	(192,254)

Net (loss)	-	-	-	(1,107,544)	-	(1,107,544)	(115,749)	(1,223,293)
Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)

Issuance of common stock for services	1,275,000	12,750	826,188	-	-	838,938	-	838,938
Sale of common stock and warrants	2,927,156	29,271	643,974	-	-	673,245	-	673,245
Conversion of non-controlling interest equity for shares and warrants	1,319,211	13,192	290,226	-	-	303,418	(303,418)	-
Conversion of note payable	755,179	7,552	184,640	-	-	192,192	-	192,192
Loss on settlement of notes and other payables	-	-	553,222	-	-	553,222	-	553,222
Conversion of accrued expenses	217,390	2,174	47,826	-	-	50,000	-	50,000
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Cashless exercise of options	2,211,579	22,116	(22,116)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(76,648)	(76,648)	-	(76,648)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	63,377	63,377
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(261,357)	-	-	(261,357)	-	(261,357)

Net (loss)	-	-	-	(1,205,961)	-	(1,205,961)	(12,488)	(1,218,449)
Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to Immudyne, Inc.	$(1,205,961)	$(1,107,544)
Net (loss) attributable to noncontrolling interests	(12,488)	(115,749)
Net (Loss)	(1,218,449)	(1,223,293)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	(502,830)	-
Bad debt provision (recovery)	(49,119)	71,136
Amortization of debt discount	91,557	33,715
Loss on settlement of notes and other payables	553,222	-
Stock compensation expense	162,741	587,991
Common stock issued for services	838,938	-
Changes in Assets and Liabilities
Trade accounts receivable	95,092	(361,443)
Other receivables	2,250	(2,250)
Product deposit	(16,500)	-
Inventory	(546,891)	(99,219)
Accounts payable and accrued expenses	(227,227)	585,449
Net cash (used) by operating activities	(817,216)	(407,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	63,378	219,894
Proceeds from notes payable	878,855	200,000
Proceeds from convertible note payable	-	100,000
Repayment of convertible note payable	(100,000)	-
Repayment of notes payable	(662,796)	(168,600)
Proceeds from options exercise	-	30,000
Sale of common stock and warrants	673,245	63,250
Purchase of treasury stock	(76,648)	(87,053)
Net cash provided by financing activities	776,034	357,491

Net increase in cash	(41,182)	(50,423)

Cash at beginning of the period	182,561	232,984

Cash at end of the period	$141,379	$182,561

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,723	$13,650

Issuance of company stock for notes and other payables	$242,192	$-
Issuance of common stock in relation to debt offering	$-	$58,750
Issuance of common stock for services	-	100,000
Conversion of equity invested in subsidiary to common stock and warrants	$303,419	$-
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$261,357	$192,254

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2017, the Company has an accumulated deficit approximating $10.9 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at December 31, 2017, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2018 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

As of December 31, 2017 and 2016, the Company consolidated nine VIEs.

Immudyne PR is the primary beneficiary of Ace Account Management LLC, Innerwell Skincare LLC, MCD Merchants LLC, One Equity Research LLC, Inate Gems LLC, Retriever Health Products LLC, Spurs 5, LLC, Salus LLC and Huntley LLC, which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Immudyne PR and further included in the consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Immudyne PR and Immudyne. No assets were pledged or given as collateral against any borrowings.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

Derivative Liabilities

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a derivative liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because the market price is variable, it is possible that the Company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the Company were unable to obtain shareholder approval to increase the number of authorized shares, the Company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. The Company had reported the potential settlement obligation as a derivative liability. In the third quarter of 2017, the Company obtained a majority of shareholders’ approval and amended its Articles of Incorporation to increase the number of shares of its authorized common stock, therefore the derivative liability is no longer applicable.

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

Inventory

At December 31, 2017 and December 31, 2016, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s leased Kentucky warehouse and third-party warehouses in Pennsylvania and Louisiana.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At December 31, 2017 and December 31, 2016, the Company recorded an inventory reserve in the amount of $27,500 and $20,000, respectively. Inventory consists of the following:

	December 31, 2017	December 31, 2016

Raw materials	$25,869	$38,460
Finished products	681,292	121,810
	$707,161	$160,270

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of nutraceutical and cosmetic additives once the product is shipped to the customer, and for sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates in the year ended December 31, 2017 and 2016 approximated $300,000 and $1,926,000, respectively.

There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Revenue for the year ended December 31, 2017 consists of nutraceutical and cosmetic additives ($1,369,429) and finished cosmetic products ($3,685,277). Revenue for the year ended December 31, 2016 consisted of nutraceutical and cosmetic additives ($997,964) and finished cosmetic products ($4,240,640).

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2017 and 2016 the accounts receivable reserve was approximately $0 and $37,800, respectively. At December 31, 2017 and 2016, the reserve for sales returns and allowances was approximately $23,200 and $50,500, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

A summary of the company’s reportable segments is as follows:

Total assets:	December 31, 2017	December 31, 2016
Nutraceutical and Cosmetic Additives	$440,310	$350,370
Finished Cosmetic Products	834,000	446,504
Eliminations	(10,500)	(7,050)
Total	$1,263,810	$789,824

	Year ended
	December 31, 2017	December 31, 2016
Net sales by segment:
Nutraceutical and Cosmetic Additives	$1,372,879	$1,024,264
Finished Cosmetic Products	3,685,277	4,240,640
Eliminations	(3,450)	(26,300)
Total	$5,054,706	$5,238,604

Net (loss) income by segment:
Nutraceutical and Cosmetic Additives	$160,821	$164,286
Finished Cosmetic Products	(36,085)	(388,121)

Other unallocated amounts:
Corporate expenses	(1,195,297)	(950,847)
Other income (expense) – net	(147,888)	(48,611
Consolidated income (loss) from operations	$(1,218,449)	$(1,223,293)

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows. Reclassifications relate to the segment disclosure, in which the current (and prior year) asset elimination only includes the accounts receivables due from Immudyne PR, LLC to Immudyne, Inc. for purchase of inventory. All other inter-company balances have been excluded from total assets for each reportable segment.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files Corporate Federal and State tax returns, while Immudyne PR, which was formed as a limited liability company, files a separate tax return with any tax liabilities or benefits passing through to its members.

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

The Company’s tax returns for all years since December 31, 2014, remain open to taxing authorities.

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

December 31, 2017

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

Common stock equivalents comprising shares underlying 17,224,919 options and warrants for the year ended December 31, 2017 have not been included in the loss per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 16,302,447 options and warrants for the year ended December 31, 2016 have not been included in the loss per share calculation as the effects are anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We have reviewed ASC 842 and have determined that it will not have any material effect on our financial statements and related disclosures.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective January 1, 2018, the beginning of our fiscal year. We have reviewed ASC 606 and have determined that it will not have any material effect on our revenue recognition.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2015-11 in 2017 and it does not have a material effect on the Company's consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 in 2016 and it does not have a material effect on the Company's consolidated financial statements or related disclosures.

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

December 31, 2017

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

One customer in the nutraceutical and cosmetic additives division accounted for 25% and 15% of consolidated sales for the years ended December 31, 2017 and 2016, respectively. This customer accounted for 65% and 11% of accounts receivable at December 31, 2017 and December 31, 2016, respectively.

In the finished cosmetic products division, two credit card processors accounted for 34.9% and 31.6% of accounts receivable at December 31, 2016. There were no significant concentrations of accounts receivable in the finished cosmetic products division at December 31, 2017

3.	Notes Payable

In November 2015, the Company borrowed $100,000 from a commercial lender. The loan incurred interest at 11% and with a maturity date of November 1, 2016. In October 2016, the Company repaid the entire principal balance. Interest expense related to this loan for the years ended December 31, 2017 and 2016 amounted to $0 and $9,479, respectively.

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes were payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and were amortized over the term of these notes. Amortization of the debt discounts for the year ended December 31, 2017 and 2016 was $25,035 and $33,715, respectively. During 2016, the Company repaid $68,600 of the principal balance; and as a result, the outstanding balances of these notes as of December 31, 2016, were $131,400. The balance of debt discount related to the subordinated promissory notes is $25,035 at December 31, 2016. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the notes in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in loss on extinguishment of debt. Interest expense related to these notes for the year ended December 31, 2017 and 2016, amounted to $1,713 and $5,416, respectively.

In December 2016, the Company borrowed $100,000 from an officer and issued a convertible promissory note with a maturity date of February 28, 2017. The loan bore no interest. This note was convertible if not repaid by the maturity date at a conversion price of $0.23 per Unit. Each Unit shall consist of one share of the Company’s common stock and one three-year common-stock warrant to purchase one-half of one share of the Company’s common stock with an exercise price of $0.40 per share. In March 2017, the Company repaid the entire outstanding balance of this note.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

3.	Notes Payable (continued)

In January 2017, the Company borrowed $200,000 and issued a promissory note with a 5% original issue discount for a total principal amount of $210,000. The loan incurred 11% interest per annum and matured in various tranches from February 2017 through April 2017. In addition, the Company issued 217,391 shares of common stock related to this note. In February 2017, the Company repaid $70,000 of the principal balance of this note. In March 2017, the Company converted the remaining $140,000 of the principal balance of this note and accrued interest of $2,212 in exchange for 559,179 shares of common stock and 304,348 warrants which satisfied the note in full. The fair market value of the shares and warrants issued upon conversion was determined to be $566,030, of which $423,818 was included in loss on extinguishment of debt.

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. On August 30, 2017, the Company repaid this loan. In September 2017, the Company borrowed $77,333 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,160. In November 2017, $42,479 was drawn from the line of credit and $78,493 was paid back in December 2017. As of December 31, 2017, there was $42,479 outstanding and approximately $97,000 available borrowings under the working capital line.

In December 2017, Immudyne PR received two working capital loans from related parties for $50,000 and $75,000 respectively. The loans accrue at 2% interest per month and mature in February 2018. Accrued interest relating to the loans were $1,867 as of December 31, 2017.

Interest expense related to loans from officers, directors and other related individuals amounted to $5,939 and $5,416 for the years ended December 31, 2017 and 2016, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $81,556 and $33,715, amounted to $100,523 and $48,611 for the years ended December 31, 2017 and 2016, respectively.

4.	Income Taxes

At December 31, 2017, the Company has approximately $3,343,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various year through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%. The most significant impact of the legislation for the Company was a $242,000 reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from statutory rate of 34% to 21%.

The valuation allowance overall decreased by approximately $343,000 during the year ended 2017 and increased by approximately $651,000 during the year 2016, and was approximately $1,238,000 and $1,581,000 at December 31, 2017 and 2016, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

	December 31
	2017	2016

Net operating loss	$848,000	$1,344,000
Accounts receivable reserves	-	30,000
Inventory reserves	3,000	7,000
Stock compensation	387,000	200,000
Net deferred tax asset	1,238,000	(1,581,000)
Valuation allowance	(1,238,000)	(1,581,000)
Total	$-	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity

Common Stock

On April 1, 2016, the Company entered into two agreements with two consultants to provide services over a nine- month period in exchange for 2,300,000 shares of common stock. The Company calculated a fair value of $690,000 based on the market price of the shares on the date of the agreements. During the third quarter of 2016, the Company and the consultants renegotiated the agreements by extending the service requirement to December 31, 2017. At December 31, 2017 and December 31, 2016, the unamortized portion of these service agreements are $0 and $306,667, respectively.

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

In the first quarter of 2017, the Company commenced an offering to sell up to 4,000,000 shares of common stock at a price of $0.23 per share and warrants to purchase up to 2,000,000 shares of common stock exercisable any time prior to the second anniversary of the issuance. The warrants are paired with the stock on the basis of one warrant for every two shares of stock purchased. During 2017, the Company received subscriptions in the amount of 2,927,156 shares and issued 1,463,578 warrants and proceeds in the amount of $673,246.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

Common Stock

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

On June 1, 2017, the Company entered into an agreement with a consultant to provide services, with a six-month term, and issued 125,000 shares of common stock as compensation. The shares were valued at $45,000 and the Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2017, $45,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2017, $72,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, Mark McLaughlin, the Company’s former President and Chief Executive Officer, exercised 1,500,000 warrants on a cashless basis and was issued 1,140,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 1,000,000 options on a cashless basis and was issued 800,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 339,473 options on a cashless basis and was issued 271,579 shares of common stock.

In August 2017, the Company issued 100,000 shares of common stock valued at $40,000 to Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services. The Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2017, $40,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In August 2017, the Company issued 50,000 shares of common stock valued at $20,000 to BV Global Fulfillment, LLC (“BV Global”) for fulfillment services.

In November 2017, the Company issued 100,000 shares of common stock valued at $44,000 to an employee as a bonus.

In November 2017, the Company issued 135,721 shares of common stock pursuant to a conversion of Immudyne PR equity contributions of $31,216 into equity of Immudyne, Inc. by the noncontrolling interest.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

Noncontrolling Interest

On April 1, 2016, the Company increased its ownership in Immudyne PR from to 78.16667% decreasing the minority interest from 66.7% to 21.83% resulting in a charge to noncontrolling interest and additional paid-in-capital of $91,612.

In 2016, the net change in loans, contributions and distributions by other members of Immudyne PR resulted an increase in noncontrolling interests of $63,377. In 2017, the net change in loans, contributions and distributions by other members of Immudyne PR resulted an increase in noncontrolling interests of $119,894.

During 2017, the Company issued a total of 1,319,211 shares of common stock and 659,606 warrants pursuant to a conversion of Immudyne PR equity contributions of $303,418 into equity of Immudyne, Inc. by the noncontrolling interest.

For the years ended December 31, 2017 and 2016, the net income (loss) of Immudyne PR attributed the Company amounted to $(12,488) and (115,749), respectively.

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

In January 2017, the Company issued 100,000 service-based options valued at $24,109 to Brunilda McLaughlin as additional compensation in an employment agreement. These options have an exercise price of $0.40 per shares, are fully vested, and expire in 10 years.

In February 2017, the Company issued 500,000 service-based options valued at $113,522 to a director with an exercise price of $0.20 per share. The options are fully vested and expire in 10 years.

In July 2017, the Company issued 75,000 service-based options valued at $20,985 to Brunilda McLaughlin as additional compensation in an employment agreement. These options have an exercise price of $0.35 per shares, are fully vested, and expire in 10 years.

In July 2017, the Company issued 300,000 service-based options valued at $83,939 to three directors with an exercise price of $0.35 per share. The options are fully vested and expire in 10 years.

In July 2017, the Company issued 125,000 service-based options valued at $49,219 to a consultant with an exercise price of $0.40 per share. The options are fully vested and expire in 5 years.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

In July 2017, the Company issued Mark McLaughlin a ten year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. Once the options are fully vested, they expire in 10 years. The options vested at December 31, 2017 are valued at $69,949.

On October 1, 2017, Michael Borenstein was appointed to our Board of Directors. As a director, Mr. Borenstein received a ten-year, fully-vested option to purchase 100,000 shares of our common stock at a price of $0.35 per share. In addition, Mr. Borenstein received four ten-year options to each purchase 75,000 shares of our common stock at prices of $0.25, $0.25, $0.35, and $0.35 per share, which vest upon the Company earning $4,000,000, $5,000,000, $6,000,000 and $7,000,000 in earnings before income taxes, respectively.

In October 2017, the Company entered into a consulting agreement with Mr. Kalkstein and issued him a ten-year option to buy 500,000 shares at $0.40 vesting 30% upon signing, 35% shall vest on the two-year anniversary of this Agreement and 35% shall vest on the three year anniversary of this Agreement. Once the options are fully vested, they expire in 10 years. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the year ended December 31, 2017 $16,658 has been recognized as expense.

Accordingly, stock based compensation for the years ended December 31, 2017 and 2016 included $599,354 and $63,206, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2015	11,025,273
Exercised	300,000
Expired	50,000
Cancelled	(250,000)
Issued	275,000

Balance at December 31, 2016	10,700,273
Issued	1,600,000
Exercised	(1,339,473)
Balance at December 31, 2017	10,960,800

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 amounted to $1,210,342 and $704,794, respectively. The intrinsic value of options exercised for years ending December 31, 2017 and 2016 was $267,895 and $54,000, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49% - 1.98%
Expected stock price volatility	194% - 217%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.23 - 0.41
Forfeiture rate	0%

The following is a summary of outstanding service-based options at December 31, 2017:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	40,800	1 year
$0.20 - $0.25	8,620,000	5 years
$0.35	725,000	10 years
$0.40	1,575,000	5 years
Total	10,960,800

Performance-Based Stock Options

Vested

In 2016, the Company granted performance-based options to purchase 2,925,000 shares of common stock at exercise prices of $0.40. The options expire at various dates between 2021 and 2026 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The Company recorded stock based compensation expense of $120,867 for the year ended December 31, 2016, related to these performance-based options. During the year ended December 31, 2016, the Company cancelled 287,500 of these service-based options issued to two consultants, valued at $17,999.

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at exercise prices of $0.40. The options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The options are valued at $55,439. During 2017, the Company met the performance criteria. The Company recorded stock based compensation expense of $55,439 for the year ended December 31, 2017, related to these performance-based options.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

Unvested

The Company granted performance-based options to purchase 900,000 shares of common stock at exercise price of $0.80. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $10,000,000. During 2017, these unvested options were cancelled.

In July 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share. The options expire in 10 years and are exercisable upon cash received by Immudyne, Inc. from Immudyne PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212.

In the third quarter of 2017, the Company granted performance-based options to purchase 3,150,000 shares of common stock with an exercise prices of $0.25 and $0.35 per share. The options expire in 10 years and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $910,146.

In the fourth quarter of 2017, the Company granted performance-based options to purchase 600,000 shares of common stock with an exercise prices of $0.25 and $0.35 per share. The options expire in 10 years and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $242,709.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2015	1,750,000	0.16	2016 - 2017
Issued	454,891	0.42	2018 - 2019
Expired	(250,000)	0.40	2016

Balance at December 31, 2016	1,954,981	0.19	2017 - 2019
Issued	2,634,228	0.40	2018 - 2020
Exercised	(1,500,000)	0.12	2017
Balance at December 31, 2017	3,089,119	0.40	2018 - 2020

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

5.	Stockholders’ Equity (continued)

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

In March 2017, the Company issued 402,348 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of debt. These warrants are fully vested and expire in two years.

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

In November 2017, the Company issued 67,861 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for conversion of an equity contribution into Immudyne PR by the noncontrolling interest. These warrants are fully vested and expire in three years.

Warrants outstanding and exercisable amounted to 3,089,119 and 1,954,891 at December 31, 2017 and 2016, respectively. The weighted average exercise price of warrants outstanding at December 31, 2017 and 2016 is $0.40 and $0.19, respectively. The warrants expire at various times between December 2017 and September 2019.

The fair value of options and warrants granted (or extended) during the years ended December 31, 2017 and 2016, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2017	2016

Expected volatility	215%	203%
Risk free interest rate	1.52%	.88%
Expected dividend yield	-	-
Expected option term (in years)	3	2 - 3
Weighted average grant date fair value	$0.32	$0.20

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because the market price is variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. We reported the potential settlement obligation as a liability until such time as these contracts are exercised or expire or we are otherwise able to modify the agreements to remove the provisions which require this treatment. On September 21, 2017, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State increasing the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000, which enabled the Company to reclassify the derivative liability.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2: Observable inputs that are based on inputs not quoted on active markets, but corroborated by market data.

●	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and considers credit risk in its assessment of fair value.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Quoted Prices
		in Active	Significant
	Balance at	Markets for	Other	Significant
	December 31, 2017	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for derivative instruments	$—	$—	$—	$—
Total	$—	$—	$—	$—

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Quoted Prices
		in Active	Significant
	Balance at	Markets for	Other	Significant
	December 31, 2016	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for derivative instruments	$192,254	$—	$—	$192,254
Total	$192,254	$—	$—	$192,254

Reclass from APIC to derivatives	132,858
Newly issued securities as derivatives	59,397
Derivative Value 12/31/16	192,254

Settlement upon repayment-convertible debt	(59,397)
Newly issued securities as derivatives	1,098,703
Reclass from APIC to derivatives	530,138
Change in fair value	48,192
Derivative Value 3/31/17	1,809,890

Newly issued securities as derivatives	67,146
Change in fair value	(922,022)
Derivative Value 6/30/17	955,014

Newly issued securities as derivatives	49,219
Reclass from APIC to derivatives	115,714
Change in fair value	377,213
Derivative Value 9/21/17	1,497,160

Reclass from liability to equity	(1,497,160)
Derivative Value 9/30/17	-

The fair value of derivative liabilities during the years ended December 31, 2017 and 2016, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016

Expected volatility	125%-214%	130%-217%
Risk free interest rate	1.24%-2.65%	1.20%-1.47%
Expected dividend yield	-	-
Expected life (in years)	2 - 8	1 - 3

The unobservable inputs that had the greatest sensitivity to change in valuation were stock price volatility and expected life.

Stock Based Compensation

The total stock based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $1,001,679 and $587,991 for the years ended December 31, 2017 and 2016, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

6.	Royalties

The Company was subject to a royalty agreement based upon sales of certain skin care products. The agreement required the Company to pay a royalty based upon 8% of such sales, up to $227,175. During the year ended December 31, 2015 the Company’s sales reached the maximum amount under which the Company was required to pay a royalty under this agreement. Royalty expense for the years ended December 31, 2017 and 2016 amounted to $-0- in both years. During December 2015, the Company’s President who had a 60% interest in the royalties, converted royalties payable under the agreement in the amount of $84,868 to 499,225 shares of Company stock at $0.17 cents per share. Included in accounts payable and accrued expenses at December 31, 2017 and 2016 was $56,579 in regards to this agreement.

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the year ended December 31, 2017, the Company recognized $79,360 in royalty expense related to this agreement. As of December 31, 2017, the $14,039 was included in accounts payable and accrued expenses in regards to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 7).

7.	Commitments and Contingencies

Leases

The Company leases a plant in Kentucky under an operating lease which expired on May 31, 2016. Management is currently discussing renewal lease options for the Kentucky plant and is operating on a month-to-month lease arrangement until a final agreement has been accepted. Monthly base rental payments are approximately $9,000. Our principal executive offices are in office space provided to us by the former President, Mr. McLaughlin at the rate of $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016. In addition, Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the years ended December 31, 2017 and 2016, was $162,760 and $139,030, respectively.

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

In August 2017, the Company entered into a Professional Service Agreement with Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services for one year effective August 8, 2017. During the term of the Agreement, Acorn shall receive $7,500 cash monthly. As additional compensation, the Company shall issue within five (5) days of signing 100,000 shares of the Company’s common stock and upon each three (3) month period thereafter during the term of the Agreement an additional 100,000 shares of the Company’s common stock for a total of 400,000 shares of the Company’s common stock.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

7.	Commitments and Contingencies (continued)

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Immudyne, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Immudyne, Inc. common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the year ended December 31, 2016, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period. A total of $306,667 was expensed during the year ending December 31, 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As of December 31, 2017 no bonus shares have been issued and no options have been granted under this agreement.

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2017, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of December 31, 2017, the balance in accounts payable and accrued expenses is $14,039 related to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At December 31, 2017, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

Immudyne, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

8.	Related Party Transactions

Legal and business advisory services were provided to the Company by one of its directors. For the years ended December 31, 2017 and 2016 this director was compensated $7,500 and $16,145, respectively.

During the years ended December 31, 2017 and 2016, the Company’s former President received $24,000 and $24,000, respectively for reimbursement of home office expenditures, including rent, utilities and other related expenses for two offices.

Immudyne, Inc. employs the wife of the former President of the Company Immudyne, Inc. and incurs $3,000 per month as an accountant, plus an annual incentive bonus award equal to 0.5% of the Company’s pre-tax earnings.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, and incurred $286,833 and $19,800 for the years ended December 31, 2017 and 2016, respectively, for these services.

Taggart International Trust (“Taggart”), a shareholder; provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by the CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services.

JSDC, Inc., owned by CEO, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 a month for this office space.

In December 2017, Immudyne PR received two working capital loans from Robert Kalkstein, the Company’s CFO, and from Mr. Schreiber for $50,000 and $75,000, respectively. The loans accrue at 2% interest per month and mature in February 2018. Accrued interest relating to the loans were $1,867 as of December 31, 2017.

During 2017, the Company issued a total of 1,319,211 shares of common stock to Mr. Schreiber pursuant to a conversion of Immudyne PR equity contributions of $303,419 into equity of Immudyne, Inc.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Immudyne purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, Immudyne agreed to issue one (1) share of Immudyne common stock to JOJ for every dollar Immudyne realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The transaction was determined not to meet the criteria for recognition as an exchange transaction, therefore no asset or liability has been recorded in the financial statements.

9.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

On January 30, 2018, Mark McLaughlin resigned as President and CEO, and Justin Schreiber was appointed as the Company’s President and CEO. Additionally, Mr. McLaughlin agreed to purchase the assets and liabilities of the Immudyne Inc.’s yeast beta glucan manufacturing business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the asset purchase agreement to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through Newco, to purchase the assets of the yeast beta glucan manufacturing business, for the following: (i) two million (2,000,000) shares of the Company’s common stock payable on February 12, 2018 the Closing Date, (ii) One Hundred and Ninety Thousand Dollars ($190,000) payable on the Closing Date, and (c) Two Hundred Thousand Dollars ($200,000) payable within 120 days following the Closing Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUDYNE, INC.
(Registrant)

Date: April 2, 2018	By:	/s/ Justin Schreiber
Justin Schreiber Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Schreiber his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Strawn, Jr.	Chairman of the Board	April 2, 2018
John R. Strawn, Jr.

/s/ Justin Schreiber	President, Chief Executive Officer and Director	April 2, 2018
Justin Schreiber	(Principal Executive Officer)

/s/ Robert Kalkstein	Chief Financial Officer (Principal Financial and
Robert Kalkstein	Accounting Officer)

/s/ Anthony Bruzzese	Director	April 2, 2018
Anthony G. Bruzzese, M.D.

/s/ Joseph DiTrolio	Director	April 2, 2018
Joseph DiTrolio

/s/ Michael Borenstein	Director	April 2, 2018
Michael Borenstein, M.D.

/s/ Ryan Aldridge	Director	April 2, 2018
Ryan Aldridge

Exhibit No.	Description
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.2	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.3	Bylaws of Immudyne, Inc. as currently in effect(Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.4	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc., dated September 21, 2017 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K (filed with the SEC on September 25, 2017)
4.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
5.1	Opinion of Newman & Morrison LLP (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.1	Written Description of Royalty Agreement between Immudyne, Inc. and Mark McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.2#	Employment Agreement, as amended, between Immudyne, Inc. and Mark McLaughlin, effective as of October 12, 2012 Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.3#	Director Agreement between Immudyne, Inc. and Anthony Bruzzese M.D., dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.5#	Director and Legal Services Agreement between Immudyne, Inc. and John R. Strawn, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.6	Employment Agreement, as amended, between Immudyne, Inc. and Brunilda McLaughlin d/b/a McLaughlin International, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.7	Lease Agreement, as amended, between Cabot Industrial Properties L.P. and Immudyne, Inc., dated May 15, 2011 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.8	Letter Agreement between Immudyne, Inc. and MMP, dated December 19, 2011(Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on January 23, 2013)
10.9	Operating Agreement of Immudyne PR LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.10	Services Agreement with JLS Ventures, LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.11	Services Agreement with American Nutra Tech, LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)

Exhibit No.	Description
10.12	Director Agreement by and between the Company and Justin Schreiber (Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.13	Director Agreement by and between the Company and Stefan Galluppi (Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.14	Second Amendment to Services Agreement by and between the Company and JLS Ventures, LLC (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.15	Employment Agreement with Mark McLaughlin, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.16	Director Agreement by and between the Company and Anthony Bruzesse, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.17	Director Agreement by and between the Company and John Strawn, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.18	Director Agreement by and between the Company and Michael Borenstein, dated October 1, 2017 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017)
10.19	Consulting Agreement by and between the Company and Mr. Kalkstein, dated October 2, 2017, (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)
10.20	Agreement by and between the Company and JOJ Holdings, LLC dated November 20, 2017, (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2017)
10.21	Third Amendment to Services Agreement by and between the Company and JLS Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2017)
10.22	Purchase Agreement by and between the Company and Mark McLaughlin dated January 29, 2018 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)
10.23	First Amendment to the Purchase Agreement by and between the Company and Mark McLaughlin dated February 7, 2018 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)
16.1	Letter From PKF O'CONNOR DAVIES LLP Dated October 9, 2017 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed on October 10, 2017)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10K)
31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Definition Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed herewith.