Form 10-Q
period 2018-03-31
Immudyne, Inc.
filed 2018-05-15
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(866) 351-5907

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

YES  ☐   NO  ☒

43,257,342 shares of common stock outstanding as of May 15, 2018.

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

As used in this report, “Immudyne,” “Company,” “we,” “our” and similar terms refer to Immudyne Inc.. and its subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Immudyne, Inc.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$229,828	$141,379
Trade accounts receivable, net	85,799	128,190
Other receivables	200,000	-
Product deposit	36,992	16,500
Inventory, net	601,174	681,258
Other current assets	51,735	-
Assets held for sale	-	296,483
Total Current Assets	$1,205,528	$1,263,810

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$318,402	$422,347
Notes payable	-	167,479
Liabilities held for sale	-	51,145
Total Current Liabilities	318,402	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 43,993,063 and 44,493,063 shares issued, 43,477,863 and 43,977,863 outstanding as of March 31, 2018 and December 31, 2017, respectively	429,930	444,930
Additional paid-in capital	11,139,850	11,500,537
Accumulated (deficit)	(10,272,566)	(10,899,843)
	1,297,214	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Immudyne, Inc. Stockholders’ (Deficit)	1,133,513	881,923

Non-controlling interest	(246,387)	(259,084)

Total Stockholders’ (Deficit)	887,126	622,839

Total Liabilities and Stockholders’ (Deficit)	$1,205,528	$1,263,810

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net Sales	$1,606,491	$167,899

Cost of Sales	355,453	88,173

Gross Profit	1,251,038	79,726

Operating expenses
Compensation and related expenses	143,646	263,886
Professional fees	132,115	98,844
Marketing expenses	897,164	10,800
General and administrative expenses	357,427	107,989
Total operating expenses	1,530,352	481,519

Operating Loss	(279,314)	(401,793)

Change in fair value of derivative liability	-	(48,192)
Interest (expense)	(6,450)	(649,357)

Loss from continuing operations	(285,764)	(1,099,342)
Income from discontinued operations, including gain on sale, net of income taxes	925,738	26,807
Net income (loss)	639,974	(1,072,535)

Net income (loss) attributable to noncontrolling interests	12,697	(27,730)

Net Income (loss) attributable to Immudyne, Inc.	$627,277	$(1,044,805)

Basic loss per share attributable to Immudyne, Inc. from continuing operation	$(0.01)	$(0.03)
Basic income per share attributable to Immudyne, Inc. from discontinued operation	0.02	0.00
Diluted loss per share attributable to Immudyne, Inc. from continuing operation	(0.01)	(0.03)
Diluted income per share attributable to Immudyne, Inc. from discontinued operation	$0.02	$0.00

Average number of common shares outstanding
Basic	43,509,730	37,581,987
Diluted	46,239,430	43,414,823

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Monhts Ended March 31, 2018

(unaudited)

	Immudyne, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)
								-
Issuance of common stock for services	1,275,000	12,750	826,188	-	-	838,938	-	838,938
Sale of common stock and warrants	2,927,156	29,271	643,974	-	-	673,245	-	673,245
Conversion of non-controlling interest equity for shares and warrants	1,319,211	13,192	290,226	-	-	303,418	(303,418)	-
Conversion of note payable	755,179	7,552	184,640	-	-	192,192	-	192,192
Loss on settlement of notes and other payables	-	-	553,222	-	-	553,222	-	553,222
Conversion of accrued expenses	217,390	2,174	47,826	-	-	50,000	-	50,000
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Cashless exercise of options	2,211,579	22,116	(22,116)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(76,648)	(76,648)	-	(76,648)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	63,377	63,377
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(261,357)	-	-	(261,357)	-	(261,357)

Net (loss)	-	-	-	(1,205,961)	-	(1,205,961)	(12,488)	(1,218,449)
Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

Issuance of common stock for services	500,000	5,000	62,655	-	-	67,655	-	67,655
Stock repurchase from shareholder	-	-	-	-	(460,000)	(460,000)	-	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	-	460,000	-	-	-
Issuance of stock options for services	-	-	16,658	-	-	16,658	-	16,658

Net (loss)	-	-	-	627,277	-	627,277	12,697	639,974
Balance at March 31, 2018	42,993,063	$429,930	$11,139,850	$(10,272,566)	$(163,701)	$1,133,513	$(246,387)	$887,126

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$639,974	(1,072,535)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-	48,192
Bad debt recovery	-	(38,027)
(Gain) loss on discontinued operations and disposal	(691,425)	(26,807)
Amortization of debt discount	-	81,558
Loss on settlement of notes and other payables	-	553,222
Stock compensation expense	-	190,188
Issuance of warrants for services	-	-
Changes in Assets and Liabilities
Trade accounts receivable	42,391	69,881
Other receivables	-	-
Product deposit	(20,492)	-
Inventory	80,084	13,680
Other current assets	(51,735)	-
Accounts payable and accrued expenses	(103,945)	(178,222)
Net cash (used) by operating activities of continuing operations	(105,148)	(358,870)
Net cash used in operating activities of discontinued operations	171,076	(114,386)
Net cash (used in) provided by operating activities	65,928	(473,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of legacy business	190,000	-
Net cash provided by (used in) investing activities	190,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	-	43,378
Proceeds from notes payable	-	235,000
Proceeds from convertible note payable	-	-
Repayment of convertible note payable	-	(100,000)
Repayment of notes payable	(167,479)	(151,420)
Proceeds from options exercise	-	-
Sale of common stock and warrants	-	647,944
Purchase of treasury stock	-	(3,151)
Net cash provided by financing activities	$(167,479)	671,751

Net increase in cash	88,449	198,495

Cash at beginning of the period	141,379	182,561

Cash at end of the period	$229,828	$381,056

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$-

Issuance of company stock for notes and other payables	$-	$192,192
Retirement of stock	$375,687	$-
Stock repurchase from shareholder	$375,687	$-
Conversion of liability as consideration on sale of legacy business	$150,000	-
Conversion of equity invested in subsidiary to common stock and warrants	$-	$272,203
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-	$1,569,444

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

1.	Organization and Going Concern

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2018, the Company has an accumulated deficit approximating $10.3 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at March 31, 2018, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2018 fiscal year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

By our fiscal year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At March 31, 2018 and December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

Immudyne PR is the primary beneficiary of Innerwell Skincare LLC, Spurs 5, LLC, and Salus LLC, which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Immudyne PR and further included in the consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Immudyne PR and Immudyne. No assets were pledged or given as collateral against any borrowings.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

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

Inventory

At March 31, 2018 and December 31, 2017, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At March 31, 2018 and December 31, 2017, the Company recorded an inventory reserve in the amount of $12,500 and $12,500, respectively. As of March 31, 2018 and December 31, 2017, the inventory balances were $601,174 and 681,258, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates in the three months ended March 31, 2018 and 2017, approximated $88,000 and $38,000, respectively.

There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2018 and December 31, 2017, the accounts receivable reserve was approximately $0 and $0, respectively. At March 31, 2018 and December 31, 2017, the reserve for sales returns and allowances was approximately $27,400 and $23,200, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

March 31, 2018

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

Common stock equivalents comprising shares underlying 5,481,100 options and warrants for the three months ended March 31, 2018 have not been included in the income per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 18,295,335 options and warrants for the three months ended March 31, 2017 have not been included in the loss per share calculation as the effects are anti-dilutive

Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. We have reviewed ASU 2016-15 and have determined that it will not have any material effect on our financial statements and related disclosures.

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

March 31, 2018

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

Consolidation of Variable Interest Entities

In accordance with ASC 810-10-25-37 and as amended by ASU 2009-17, the Company determines whether any legal entity in which the Company becomes involved is a VIE and subject to consolidation. The Company conducts an assessment on an ongoing basis for each VIE including (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company determined that six entities were VIEs and subject to consolidation.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

As of March 31, 2018, the Company’s accounts receivable had a concentration from three customers of 34%, 33% and 14%, respectively. As of March 31, 2018, one credit card processors accounted for 35% of accounts receivable.

As of March 31, 2017, the Company’s accounts receivable had no significant concentration from any customer. As of March 31, 2017, three credit card processors accounted for 42%, 25% and 12% of accounts receivable.

3.	Discontinued Operations and Assets and Liabilities Held for Sale

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement with Mark McLaughlin (former President and CEO) whereby the Company sells the net assets of the legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the asset purchase agreement to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the amended asset sale agreement was $1,000,000. The total net assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752.

Operating results for the three months ended March 31, 2018 and 2017 for the yeast beta glucan manufacturing business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Net Sales	$363,613	$256,563
Cost of Sales	56,666	115,183
Gross Profit	306,947	141,380
Operating expenses	125,960	114,573
Income from discontinued operations	180,987	26,807
Gain on sale	744,752	-
Net income from discontinued operations	$925,738	$26,807

Assets and liabilities of discontinued operations held for sale included the following:

	March 31, 2018	December 31, 2017
Current assets:
Trade accounts receivable, net	$-	$270,580
Inventory, net	-	25,903
	$-	$296,483

Current liabilities:
Accounts payable and accrued expenses	$-	$51,145
	$-	$51,145

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

4.	Notes Payable

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes were payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and were amortized over the term of these notes. Amortization of the debt discounts for the year ended December 31, 2017 and 2016 was $25,035 and $33,715, respectively. During 2016, the Company repaid $68,600 of the principal balance; and as a result, the outstanding balances of these notes as of December 31, 2016, were $131,400. The balance of debt discount related to the subordinated promissory notes is $25,035 at December 31, 2016. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the notes in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in loss on extinguishment of debt. Interest expense related to these notes for the three months ended March 31, 2018 and 2017, amounted to $0 and $131,117, respectively.

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

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. On August 30, 2017, the Company repaid this loan. In September 2017, the Company borrowed $77,333 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,160. In November 2017, $42,479 was drawn from the line of credit and $78,493 was paid back in December 2017. In the first quarter of 2018 the Company repaid this loan. As of March 31, 2018 and December 31, 2017, there was $0 and $42,479 outstanding, respectively.

In December 2017, Immudyne PR received two working capital loans from related parties for $50,000 and $75,000 respectively. The loans accrue at 2% interest per month and mature in February 2018. In February 2018, the Company repaid these loans with all outstanding accrued interest.

Interest expense related to loans from officers, directors and other related individuals amounted to $4,383 and $1,713 for the three months ended March 31, 2018 and 2017, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $0 and $91,556, amounted to $6,450 and $649,357 for the three months ended March 31, 2018 and 2017, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

5.	Income Taxes

At March 31, 2018, the Company has approximately $2,761,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various year through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The valuation allowance overall decreased by approximately $439,000 during the three months ended March 31, 2018. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

Net operating loss	$726,000
Accounts receivable reserves	-
Inventory reserves	-
Stock compensation	73,000
Net deferred tax asset	799,000
Valuation allowance	(799,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

6.	Stockholders’ Equity

Common Stock

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

Common Stock (continued)

In March 2017, the Company issued 755,179 shares of common stock for the conversion of the outstanding balance of three notes payable totaling $499,802 (see Note 4).

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

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the three months ending March 31, 2018 and 2017, $36,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

In February 2018, pursuant to the sale of the Company’s legacy yeast beta glucan assets to the Company’s former CEO, Mr. McLaughlin, 2,000,000 of Mr. McLaughlin’s shares were cancelled.

In March 2018, the Company issued 500,000 shares of common stock valued at $120,000 to a consultant for services with a 4-month term. The Company is recognizing the expense over the term of the agreement. For the three months ending March 31, 2018, $10,909 has been expensed and included in compensation and related expenses on the consolidated statement of operations

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

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

For the three months ended March 31, 2018 and 2017, the net income (loss) of Immudyne PR attributed the Company amounted to $15,689 and (27,730), respectively.

Service-Based Stock Options

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

Service-Based Stock Options (Continued)

In July 2017, the Company issued Mark McLaughlin a ten year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. Once the options are fully vested, they expire in 10 years. The options vested at December 31, 2017 are valued at $69,949. In February 2018, Mr. McLaughlin resigned as CEO, therefore no further options will be vested.

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

In October 2017, the Company entered into a consulting agreement with Mr. Kalkstein and issued him a ten-year option to buy 500,000 shares at $0.40 vesting 30% upon signing, 35% shall vest on the two-year anniversary of this Agreement and 35% shall vest on the three year anniversary of this Agreement. Once the options are fully vested, they expire in 10 years. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the three months ended March 31, 2018 and 2017, $16,658 and $0, respectively, has been recognized as expense.

Accordingly, stock-based compensation for the three months ended March 31, 2018 and 2017 included $16,658 and $113,522, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2016	10,700,273
Exercised	(1,339,473)
Issued	1,600,000

Balance at December 31, 2017	10,960,800
Issued	-
Expired	(500,000)
Exercised	-
Balance at March 31, 2018	10,460,800

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at March 31, 2018 and December 31, 2017 amounted to $650,694 and $1,210,342, respectively.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49% - 1.98%
Expected stock price volatility	194% - 217%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.23 - 0.41
Forfeiture rate	0%

The following is a summary of outstanding service-based options at March 31, 2018:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	40,800	<1 year
$0.20 - $0.25	8,120,000	5 years
$0.35	725,000	10 years
$0.40	1,575,000	5 years
Total	10,460,800

Performance-Based Stock Options

Vested

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at exercise prices of $0.40. The options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The options are valued at $55,439. During 2017, the Company met the performance criteria. The Company recorded stock-based compensation expense of $38,867 for the three months ended March 31, 2017, related to these performance-based options.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

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

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	1,954,981	0.19	2017 - 2019
Issued	2,634,228	0.40	2018 - 2020
Exercised	(1,500,000)	0.12	2017

Balance at December 31, 2017	3,089,119	0.40	2018 - 2020
Issued	100,000	0.50	2028
Exercised	-
Balance at March 31, 2018	3,189,119	0.41	2018 - 2028

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

6.	Stockholders’ Equity (continued)

Warrants (continued)

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

In March 2018, the Company issued 100,000 warrants with an exercise price of $0.50 per share, in relation to royalty license agreement. These warrants are fully vested and expire in ten years.

Warrants outstanding and exercisable amounted to 3,189,119 and 3,089,119 at March 31, 2018 and December 31, 2017, respectively. The weighted average exercise price of warrants outstanding at March 31, 2018 and December 31, 2017is $0.41 and $0.40, respectively. The warrants expire at various times between September 2018 and March 2028.

The fair value of options and warrants granted (or extended) during the three months ended March 31, 2018 and 2017, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017

Expected volatility	191%	181% - 211%
Risk free interest rate	2.44%	1.03% - 2.22%
Expected dividend yield	-	-
Expected option term (in years)	3	1.4 - 8.5
Weighted average grant date fair value	$0.21	$0.37 - 0.50

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

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $84,313 and $190,189 for the three months ended March 31, 2018 and 2017, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

7.	Royalties

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the three months ended March 31, 2018 and 2017, the Company recognized $20,752 and $0, respectively, in royalty expense related to this agreement. As of March 31, 2018 and December 31, 2017, $34,793 and $14,039 was included in accounts payable and accrued expenses in regards to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 8).

On March 26, 2018, the Company entered into a license agreement (the “Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Licensor for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Agreement, Immudyne PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”).

The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. Further, so long as the Agreement is not previously terminated, the Company, also agreed to pay Alphabet $50,000 on the 120-day anniversary of the Agreement and an additional $50,000 on the 360-day anniversary of the Agreement.

Upon execution of the Agreement, Alphabet will be granted a 10-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50. Further, if Licensed Products have gross receipts of $7,500,000 in any calendar year, the Company will grant Alphabet an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50; (ii) if Licensed Products have gross receipts of $10,000,000 in any calendar year, the Company will grant Alphabet an additional option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 and (iii) If Licensed Products have gross receipts of $20,000,000 in any calendar year, the Company will grant Alphabet an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75.

8.	Commitments and Contingencies

Leases

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the three months ended March 31, 2018 and 2017, was $12,000 and $9,000, respectively.

Immudyne, Inc. started paying $95 per month to WeWork for a mailing address and the ability to lease conference space on-demand at their locations worldwide. The Company incurred $285 of expenses for the period ended March 31, 2018.

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The monthly rent is $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease.

Consulting Agreements

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

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

8.	Commitments and Contingencies (continued)

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

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Immudyne, Inc. common stock, plus an option to buy 1,000,000 shares of Immudyne, Inc. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Immudyne, Inc. common stock and options to purchase up to 3,000,000 shares of Immudyne, Inc. common stock at $0.20/share. As March 31, 2018 no bonus shares have been issued and no options have been granted under this agreement.

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2017, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of March 31, 2018 and December 31, 2017, $34,793 and $14,039 was included in accounts payable and accrued expenses in regards to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At March 31, 2018, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

Immudyne, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

9.	Other Receivables

As part of the sale of our legacy beta glucan business, the buyer is required to pay $200,000 on the 120th day after the closing date. As such, the Company has recorded a receivable of $200,000, which it expects to receive on June 12, 2018.

10.	Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods. We recorded $36,992 as a product deposit with two vendors for the purchase of raw materials for products we sell online. Our vendor issues a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendor.

11.	Related Party Transactions

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President, employment of the Company’s former President’s wife, and legal and business advisory services provided by one of its directors.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, the Company’s current Chief Executive Officer, and incurred $29,720 and $10,369 for the three months ended March 31, 2018 and 2017, respectively, for these services.

Taggart International Trust (“Taggart”), a shareholder; provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services.

JSDC, Inc., owned by CEO, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 a month for this office space.

In December 2017, Immudyne PR received two working capital loans from Robert Kalkstein, the Company’s CFO, and from Mr. Schreiber for $50,000 and $75,000, respectively. The loans accrue at 2% interest per month and mature in February 2018. Accrued interest relating to the loans were $1,867 as of December 31, 2017. In February 2018, these loans were repaid in full.

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

In April 2018, the Company entered into an advisory agreement with Justin Schreiber via JLS Ventures LLC, an entity which he owns a 100% interest, to serve as President, Chief Executive Officer, and Director of the Company. As compensation for his services from January 1, 2018 through December 31, 2018, the Company issued 1,000,000 shares of common stock upon the execution of this agreement and an additional 1,000,000 shares of common stock payable on January 1, 2019 for his services from January 1, 2019 through December 31, 2019, so long as this agreement has not been previously terminated. Mr. Schreiber receives no cash compensation from the Company for his service as President, Chief Executive Officer, and Director of the Company.

In April 9, 2018, the Board of Directors of the Company adopted new by-laws (the “By-laws”), effective immediately to replace the Company’s former by-laws in its entirety. The reasons for the adoption of the By-laws can primarily be attributed to better align with Delaware General Corporation Law and clarify the Company’s quorum requirements at shareholder meetings.

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

Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of service fees to maintain skilled professionals to market our products online, as well as conducting analysis on market trends and dynamically change our approach to drive sales. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations. Additional significant factors that we believe will affect our operating results going forward are: (i) protection of our intellectual property rights; (ii) imposition of more stringent government regulations of our products; and (iii) direct marketing expenses.

In the 2016 fiscal year, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. A majority of these entities providing these services were consolidated as VIEs which received a one (1%) percent fee eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. Some of the entities contracted to provide these services have been determined to be variable interest entities and consolidated in the Company’s financial statements. By our fiscal year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as Accounts Receivable.

We historically have expended a significant amount of our funds on obtaining and protecting our patents, trade secrets and proprietary products. We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace.

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from our past executives and directors. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, which have been satisfied in 2016 and 2017. In late 2017, we obtained $125,000 in promissory notes from our executive officers for the Immudyne PR entity, which were satisfied in early 2018. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) to be able to fund operations through 2018. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available and no assurance can be given that our executive officers or other directors who have, in the past, willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in our annual report for the fiscal year ended December 31, 2017.

Divestiture of Nutraceutical and Cosmetic Additives Business

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

In 2017, our yeast beta glucan nutraceutical and cosmetic product lines consisted of our natural, premium yeast beta glucans in oral and topical applications. We offered our yeast beta glucans as natural raw material ingredients in bulk quantities under our “Nutraceutical and Cosmetic Additives” segment, and finished, consumer products packaged under our brands as well as private label brands under our “Finished Cosmetic Products” segment, which were marketed directly to consumers.

In the first quarter of 2018 we sold assets and certain liabilities related to our legacy business that manufactured raw yeast beta glucan. As a result of this divestiture, we now solely operate our online direct marketing business owned by Immudyne PR.

Results of Operations

Three Months Ended March 31, 2018, compared to the Three Months Ended March 31, 2017

The following table sets forth the results of our current operations for the periods indicated as a percentage of net sales:

	2018		2017
	$	% of Sales	$	% of Sales

Net Sales	1,606,491		167,899
Cost of sales	355,453	22%	88,173	53%
Gross profit	1,251,038	78%	79,726	47%
Operating expenses	(1,530,352)	(95)%	(481,519)	(287)%
Operating (Loss)	(279,314)	(17)%	(401,793)	(239)%
Change in fair value of derivative liability	-	-%	(48,192)	(29)%
Interest (expense)	(6,450)	-%	(649,357)	(387)%

Loss from continuing operations	(285,764)	(18)%	(1,099,342)	(655)%
Income from discontinued operations, including gain on sale, net of income taxes	925,738	58%	26,807	16%
Net income (loss)	639,974	40%	(1,072,535)	(639)%

Net Income (loss) attributable to noncontrolling interests	12,697	1%	(27,730)	(17)%
Net Income (loss) attributable to Immudyne, Inc.	627,277	39%	(1,044,805)	(622)%

Net Sales

Sales were approximately $1.61 million for the three months ended March 31, 2018, compared to approximately $168,000 for the three months ended March 31, 2017. The increase of approximately 857% is attributed to resources we invested into the launch of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017.

Cost of Sales

Total cost of sales was approximately $355,000 for the three months ended March 31, 2018, compared to $88,000 for the three months ended March 31, 2017. The increase in our cost of sales was due to increased sales as we launched our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2017. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $1.25 million for the three months ended March 31, 2018, compared to approximately $80,000 for the three months ended March 31, 2017, an increase of approximately 1,469%. The increase in our gross profit was a result of the success of our in-licensed patented hair loss shampoo conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 218% to approximately $1.53 million for the three months ended March 31, 2018, from approximately $482,000 for the three months ended March 31, 2017. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo conditioner and leave-in foam.

Net Income

Net loss from continuing operations for the three months ended March 31, 2018 was approximately $286,000, compared to net loss from continuing operations of approximately $1.10 million for the three months ended March 31, 2017. Our net loss from continuing operations for the three months ended March 31, 2018 was mostly attributable to our increased marketing efforts, whereas our net loss from continuing operations for the three months ended March 31, 2017 was mostly attributable to the compensation expenses as we incurred costs of employees prior to launching the online marketing of products. As a result of the sale of our Nutraceutical and Cosmetic Additives business, we recorded net income from discontinued operations of 925,738 for the three months ended March 31, 2018 versus net income from discontinued operations of 26,807 for the three months ended March 31, 2017. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net income attributable to the Company as a percentage of sales was approximately 39% for the three months ended March 31, 2018, compared to net loss as a percentage of sales of approximately 622% for the three months ended March 31, 2017. Our net income during the period was attributable to the gain recorded on the sale of our Nutraceutical and Cosmetic Additives business, which offset increasing in marketing efforts.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales via online marketing, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows of our continued operations to date in 2018 as well as in the 2017 fiscal year. As a result, we have substantial doubt about our ability to continue as a going concern. In early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000. Additionally, the Company borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. In late 2017, the Company borrowed $125,000 from its executives. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company.

In our fiscal year 2017, the Company issued and sold 2,927,156 shares and 1,414,078 warrants to accredited investors in an offering pursuant to Regulation D and received proceeds in the amount of $673,245. We do not plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2017) being able to fund operations through 2018. After the sale of our legacy Nutraceutical and Cosmetic Additives business Immudyne, Inc. loaned Immudyne PR LLC $100,000 to fund its operations because of increased marketing activity. In March 2018, the Company began seeking additional debt and equity financing to raise capital for its continued operations.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had positive net working capital of $887,126 at March 31, 2018, resulting in an increase in working capital from net working capital of $622,839 at December 31, 2017. The ratio of current assets to current liabilities was 3.79 to 1 at March 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities of continuing operations	$(105,148)	$(358,870)
Financing activities	(167,479)	671,751

Net cash used by operating activities of continuing operations was $105,148 for the three months ended March 31, 2018, compared to net cash used in operating activities of continuing operations of $358,870 for the same period in 2017. The decrease in the amount of cash used by our operating activities was due primarily our ability to generate more cash from higher sales of product from our online marketing business run out of Immidyne PR LLC.

Net cash flows used in financing activities was $167,479 for the three months ended March 31, 2018, compared to net cash flows provided by financing activities of $671,751 for the same period in 2017. Our decrease in net cash flows provided by financing activities was primarily a result of the sale of our common stock and warrants, and proceeds from notes payable in the first quarter of 2017, in addition to the repayment of notes payable to executives in the first quarter of 2018.

Indebtedness

From time to time, our directors, officers and other related individuals have made short-term advances to us for our operating needs. Early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, borrowed $200,000 at 11% from an investor and borrowed $100,000 from an officer of the Company. In late 2017, the Company borrowed $125,000 from its executives. Each of these borrowings have since been satisfied in full with a combination of repayment in cash and conversion of certain amounts outstanding to equity of the Company.

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

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 2 of our Form 10-K filed April 2, 2018, which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), and our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective for the Company, our majority owned subsidiaries and the VIEs and the increased concentration of operations of Immudyne PR. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company’s officers did not have ample time to prepare sufficient risk assessments for the reporting period; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our PEO and PFO have started to implement appropriate disclosure controls and procedures to remediate these material weaknesses. We hired a Chief Financial Officer to implement the controls. As such, during the fourth quarter from October 1, 2017 through December 31, 2017, our CFO began to implement controls over financial reporting starting with the weekly presentation of the Immudyne PR financials to management, and automating the recording of sales. During 2018, we expect more internal controls, financial and operational, to be implemented, especially around inventory controls, which management has identified as a material control deficiency.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.     Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2018, the Company issued 500,000 shares of restricted stock, valued at $120,000, to consultants to perform investor relation services.  In addition, March 26, 2018, the Company issued 100,000 warrants with an exercise price of $0.50 per share as part of an agreement to acquire the rights to sell additional products online. The warrants were valued using a Black-Scholes model and had a grant-date value of $20,746.

Other than disclosed above  there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

All of the securities were issued in reliance on the exemption under Section 4(a)(2) and/or Regulation D of the Securities Act.

Item 3.       Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.       Exhibits

Exhibit No.	Document Description
10.1	Purchase Agreement by and between the Company and Mark McLaughlin, dated January 29, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)
10.2	First Amendment to Purchase Agreement by and between the Company and Mark McLaughlin, dated February 7, 2018(incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUDYNE INC.
(Registrant)

Date: May 15, 2018	By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer
(Principal Executive Officer)

