Form 10-Q/A
period 2018-03-31
CONVERSION LABS, INC.
filed 2018-06-27
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

CONVERSION LABS, INC.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Conversion Labs, Inc.’s (formerly known as ImmuDyne, Inc.) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2018, and is being filed solely to correct a mathematical error in the comparable balance sheet as of December 31, 2017, which caused a change to the statement of cash flows for the first quarter of 2018. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 1 of the Form 10-Q in this Amendment. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the Form 10-Q.

Immudyne, Inc.

Table of Contents

Page
Note about Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits	24

Signatures		25

Exhibit Index

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Immudyne, Inc.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$229,828	$141,379
Trade accounts receivable, net	85,799	128,190
Other receivables	200,000	-
Product deposit	36,992	16,500
Inventory, net	601,174	681,258
Other current assets	51,735	-
Assets held for sale	-	296,483
Total Current Assets	$1,205,528	$1,263,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$318,402	$391,759
Notes payable	-	167,479
Liabilities held for sale	-	81,733
Total Current Liabilities	318,402	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 43,993,063 and 44,493,063 shares issued, 43,477,863 and 43,977,863 outstanding as of March 31, 2018 and December 31, 2017, respectively	429,930	444,930
Additional paid-in capital	11,139,850	11,500,537
Accumulated (deficit)	(10,272,566)	(10,899,843)
	1,297,214	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Immudyne, Inc. Stockholders’ (Deficit)	1,133,513	881,923

Non-controlling interest	(246,387)	(259,084)

Total Stockholders’ (Deficit)	887,126	622,839

Total Liabilities and Stockholders’ (Deficit)	$1,205,528	$1,263,810

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net Sales	$1,606,491	$167,899

Cost of Sales	355,453	88,173

Gross Profit	1,251,038	79,726

Operating expenses
Compensation and related expenses	143,646	263,886
Professional fees	132,115	98,844
Marketing expenses	897,164	10,800
General and administrative expenses	357,427	107,989
Total operating expenses	1,530,352	481,519

Operating Loss	(279,314)	(401,793)

Change in fair value of derivative liability	-	(48,192)
Interest (expense)	(6,450)	(649,357)

Loss from continuing operations	(285,764)	(1,099,342)
Income from discontinued operations, including gain on sale, net of income taxes	925,738	26,807
Net income (loss)	639,974	(1,072,535)

Net income (loss) attributable to noncontrolling interests	12,697	(27,730)

Net Income (loss) attributable to Immudyne, Inc.	$627,277	$(1,044,805)

Basic loss per share attributable to Immudyne, Inc. from continuing operation	$(0.01)	$(0.03)
Basic income per share attributable to Immudyne, Inc. from discontinued operation	0.02	0.00
Diluted loss per share attributable to Immudyne, Inc. from continuing operation	(0.01)	(0.03)
Diluted income per share attributable to Immudyne, Inc. from discontinued operation	$0.02	$0.00

Average number of common shares outstanding
Basic	43,509,730	37,581,987
Diluted	46,239,430	37,581,987

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018

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

The accompanying notes are an integral part of these consolidated financial statements

Immudyne, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$639,974	(1,072,535)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-	48,192
Bad debt recovery	-	(38,027)
(Gain) loss on discontinued operations and disposal	(691,425)	(26,807)
Amortization of debt discount	-	81,558
Loss on settlement of notes and other payables	-	553,222
Stock compensation expense	-	190,188
Issuance of warrants for services	-	-
Changes in Assets and Liabilities
Trade accounts receivable	42,391	69,881
Other receivables	-	-
Product deposit	(20,492)	-
Inventory	80,084	13,680
Other current assets	(51,735)	-
Accounts payable and accrued expenses	(73,357)	(178,222)
Net cash (used) by operating activities of continuing operations	(74,560)	(358,870)
Net cash used in operating activities of discontinued operations	140,488	(114,386)
Net cash (used in) provided by operating activities	65,928	(473,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of legacy business	190,000	-
Net cash provided by (used in) investing activities	190,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	-	43,378
Proceeds from notes payable	-	235,000
Proceeds from convertible note payable	-	-
Repayment of convertible note payable	-	(100,000)
Repayment of notes payable	(167,479)	(151,420)
Proceeds from options exercise	-	-
Sale of common stock and warrants	-	647,944
Purchase of treasury stock	-	(3,151)
Net cash provided by financing activities	$(167,479)	671,751

Net increase in cash	88,449	198,495

Cash at beginning of the period	141,379	182,561

Cash at end of the period	$229,828	$381,056

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$3,612

Issuance of company stock for notes and other payables	$-	$192,192
Retirement of stock	$375,687	$-
Stock repurchase from shareholder	$375,687	$-
Conversion of liability as consideration on sale of legacy business	$150,000	-
Conversion of equity invested in subsidiary to common stock and warrants	$-	$272,203
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-	$1,569,444

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

Based on the Company’s cash balance at March 31, 2018, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2018 fiscal year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

A breakdown of the discontinued operations is presented as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Net Sales	$363,613	$256,563
Cost of Sales	56,666	115,183
Gross Profit	306,947	141,380
Operating expenses	125,960	114,573
Income from discontinued operations	180,987	26,807
Gain on sale	744,752	-
Net income from discontinued operations	$925,738	$26,807

Assets and liabilities of discontinued operations held for sale included the following:

	March 31, 2018	December 31, 2017
Current assets:
Trade accounts receivable, net	$-	$270,580
Inventory, net	-	25,903
	$-	$296,483

Current liabilities:
Accounts payable and accrued expenses	$-	$81,733
	$-	$81,733

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

Leases

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the three months ended March 31, 2018 and 2017, was $12,000 and $36,061, respectively.

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

CONVERISON LABS, INC.
(Registrant)

Date: June 27, 2018	By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer
(Principal Executive Officer)

