Form 10-Q
period 2018-06-30
CONVERSION LABS, INC.
filed 2018-08-17
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184487

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

IMMUDYNE, INC.

(Former name of registrant as specified in its charter)

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

YES  ☐   NO  ☒

44,357,255 shares of common stock outstanding as of August 17, 2018.

Conversion Labs, Inc.

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

As used in this report, “Conversion Labs,” “Company,” “we,” “our” and similar terms refer to Conversion Labs Inc. and its subsidiaries, unless the context indicates otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Conversion Labs, Inc.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$691,169	$141,379
Trade accounts receivable, net	64,045	128,190
Other receivables	-	-
Product deposit	84,000	16,500
Inventory, net	507,211	681,258
Other current assets	124,942	-
Assets held for sale	-	296,483
Total Current Assets	$1,471,367	$1,263,810

Non-current assets
Intangible assets, net	$366,549	$-
Total non-current assets	366,549	-

Total Assets	$1,837,916	$1,263,810

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$446,384	$391,759
Notes payable	-	167,479
Convertible notes payable, net	63,098	-
Deferred revenue	1,987	-
Liabilities held for sale	-	81,733
Total Current Liabilities	511,469	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 43,943,063 and 44,493,063 shares issued, 43,427,863 and 43,977,863 outstanding as of June 30, 2018 and December 31, 2017, respectively	439,430	444,930
Additional paid-in capital	11,920,124	11,500,537
Accumulated (deficit)	(10,879,598)	(10,899,843)
	1,479,956	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	1,316,255	881,923

Non-controlling interest	10,192	(259,084)

Total Stockholders’ (Deficit)	1,326,447	622,839

Total Liabilities and Stockholders’ (Deficit)	$1,837,916	$1,263,810

The accompanying notes are an integral part of these consolidated financial statements

Conversion Labs, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June,		Six Months Ended June,
	2018	2017	2018	2017

Net Sales	$2,037,636	$660,087	$3,644,127	$827,986

Cost of Sales	534,727	185,098	890,180	273,271

Gross Profit	1,502,909	474,989	2,753,947	554,715

Operating expenses
Compensation and related expenses	322,319	125,417	465,965	389,303
Professional fees	310,043	121,690	442,158	220,534
Marketing expenses	1,271,021	289,070	2,168,185	299,870
General and administrative expenses	197,019	319,114	554,446	427,103
Total operating expenses	2,100,402	855,291	3,630,754	1,336,810

Operating Loss	(597,493)	(380,302)	(876,807)	(782,095)

Change in fair value of derivative liability	-	922,022	-	873,830
Interest (expense)	(51,078)	(250)	(57,528)	(649,607)

Income (Loss) from continuing operations	(648,571)	541,470	(934,335)	(557,872)
Income from discontinued operations, including gain on sale, net of income taxes	-	154,825	925,738	181,632
Net income (loss)	(648,571)	696,295	(8,597)	(376,240)

Net income (loss) attributable to noncontrolling interests	(41,539)	(41,194)	(28,842)	(68,924)

Net income (loss) attributable to Conversion Labs, Inc.	$(607,032)	$737,489	$20,245	$(307,316)

Basic income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	$(0.01)	$0.02	$(0.02)	$(0.01)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	0.00	0.02	0.00
Diluted income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	(0.01)	0.02	(0.02)	(0.01)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operation	$-	$0.00	$0.02	$0.00

Average number of common shares outstanding
Basic	43,168,338	40,849,638	43,338,091	39,224,839
Diluted	45,289,027	47,254,218	45,458,780	39,224,839

The accompanying notes are an integral part of these consolidated financial statements

Conversion Labs, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$(8,597)	(376,240)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-	(873,830)
Amortization of debt discount	46,789	81,558
Amortization and depreciation	10,473	-
Bad debt recovery	-	(44,543)
(Gain) loss on discontinued operations and disposal	(775,738)	(181,632)
Loss on settlement of notes and other payables	-	634,325
Stock compensation expense	340,395	113,522
Issuance of warrants for services	-	160,833
Changes in Assets and Liabilities
Trade accounts receivable	64,145	177,800
Other receivables	-	-
Product deposit	(67,500)	(74,043)
Inventory	174,047	1,627
Other current assets	(124,942)	-
Deferred revenue	1,727	-
Accounts payable and accrued expenses	(29,463)	(120,087)
Net cash (used) by operating activities of continuing operations	(368,664)	(500,710)
Net cash used in operating activities of discontinued operations	140,488	(11,859)
Net cash (used in) provided by operating activities	(228,176)	(512,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary, net of cash received	(148,555)	-
Proceeds from sale of legacy business	390,000	-
Net cash provided by (used in) investing activities	241,445	-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	154,000	63,378
Proceeds from notes payable	-	309,042
Proceeds from convertible note payable	550,000	-
Repayment of convertible note payable	-	(100,000)
Repayment of notes payable	(167,479)	(176,420)
Proceeds from options exercise	-	-
Sale of common stock and warrants	-	673,245
Purchase of treasury stock	-	(3,151)
Net cash provided by financing activities	$536,521	766,094

Net increase in cash	549,790	253,525

Cash at beginning of the period	141,379	182,561

Cash at end of the period	$691,169	$436,086

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$-

Issuance of company stock for notes and other payables	$-	$242,192
Retirement of stock	$460,000	$-
Stock repurchase from shareholder	$460,000	$-
Conversion of liability as consideration on sale of legacy business	$150,000	-
Conversion of equity invested in subsidiary to common stock and warrants	$-	$272,203
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-	$1,636,590

The accompanying notes are an integral part of these consolidated financial statements

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

1.	Organization

Conversions Labs, Inc. (“Conversion Labs”, “we”, “us”, “our”, the “Company”) is an internet based direct response marketing company that in-licenses, acquires or creates innovative and proprietary products that can be sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook and Google. We currently have three commercial stage products and intend to launch an additional two products in 2018. Our leading product, launched in the second quarter of 2017, is a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair. Our second product, launched in the first quarter of 2018, is a nutritional supplement for immune support. Our third product, launched in the second quarter of 2018, is a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

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

Membership Interest Purchase Agreement

On May 29, 2018 (the “Closing Date”), Immudyne, PR entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among nine individuals, as sellers and Immudyne PR, as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), which operates a marketing-driven software solutions business.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

1.	Organization (continued)

Membership Interest Purchase Agreement (continued)

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LSS’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LSS’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

Regardless of whether LSS achieves either or both of the Milestones, Buyer will retain full ownership of the Membership Interests.

Name Change and Symbol Change

Effective June 22, 2018 the Company changed its name from Immudyne, Inc. to Conversion Labs, Inc. All references to the “Company” in this Report refers to Conversion Labs, Inc., unless stated otherwise. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. In connection with the name change, Immudyne PR did not finalize its name change, but the Company expects to complete the name change of Immudyne PR in 2018.

Going Concern

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2018, the Company had an accumulated deficit approximating $10.9 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company's cash balance at June 30, 2018, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2018 fiscal year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Immudyne PR, its 51% owned LSS and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non-controlling interest in Immudyne PR represents the 21.833% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017 and 2016 filed with the Company’s Form 10-K on April 2, 2018 with the SEC.

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

By our fiscal year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At June 30, 2018 and December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

Immudyne PR is the primary beneficiary of Innerwell Skincare LLC, Spurs 5, LLC, and Salus LLC, which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Immudyne PR and further included in the consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Immudyne PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Immudyne PR and the Company. No assets were pledged or given as collateral against any borrowings.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Inventory

At June 30, 2018 and December 31, 2017, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At June 30, 2018 and December 31, 2017, the Company recorded an inventory reserve in the amount of $12,500 and $12,500, respectively. As of June 30, 2018 and December 31, 2017, the inventory balances were $507,211 and 681,258, respectively.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates for the three and six months ended June 30, 2018, was $131,752 and $219,752, respectively. Customer discounts, returns and rebates for the three and six months ended June 30, 2017, was approximately and $12,000 and $50,000, respectively.

There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At June 30, 2018 and December 31, 2017, the accounts receivable reserve was approximately $0 and $0, respectively. At June 30, 2018 and December 31, 2017, the reserve for sales returns and allowances was approximately $43,805 and $23,200, respectively.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files Corporate Federal and State tax returns, while Immudyne PR and LSS, which were formed as limited liability companies, file separate tax returns with any tax liabilities or benefits passing through to its members.

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Common stock equivalents comprising shares underlying 8,210,800 and 6,090,111 options and warrants for the three and six months ended June 30, 2018, respectively, have not been included in the income per share calculations as the effects are anti-dilutive.

Common stock equivalents comprising shares underlying 5,145,693 and 11,550,273 options and warrants for the three and six months ended June 30, 2017, respectively, have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Noncontrolling Interests

The Company accounts for its less than 100% interests in Immudyne PR and LSS in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the Immudyne PR, and LSS’s net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Although the Company does have some wholesale customers, over 90% of the Company’s sales are to unique customers. Since the Company sells its products to thousands of customers, there is no accounts receivable concentration from customers. However, the Company uses merchant processors to charge customer credit cards and does contain concentration risk between credit card processors.

As of June 30, 2018, the Company’s accounts receivable had no significant concentration from any customer.

As of June 30, 2018, three credit card processors accounted for 81%, 12% and 5% of accounts receivable.

3.	Discontinued Operations and Assets and Liabilities Held for Sale

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement with Mark McLaughlin (the Company’s former President and CEO) whereby the Company sold the net assets of the legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the asset purchase agreement to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the amended asset sale agreement was $1,000,000. The total net assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752.

Operating results for the three months and six months ended June 30, 2018, and 2017 for the yeast beta glucan manufacturing business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Sales	$-	$447,331	$363,613	$703,894
Cost of Sales	-	144,148	56,666	259,331
Gross Profit	-	303,183	306,947	444,563
Operating expenses	-	148,358	125,960	262,931
Income from discontinued operations	-	154,825	180,987	181,632
Gain on sale	-	-	744,752	-
Net income from discontinued operations	$-	$154,825	$925,739	$181,632

Assets and liabilities of discontinued operations held for sale included the following:

	June 30, 2018	December 31, 2017
Current assets:
Trade accounts receivable, net	$-	$270,580
Inventory, net	-	25,903
	$-	$296,483

Current liabilities:
Accounts payable and accrued expenses	$-	$81,733
	$-	$81,733

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

4.	Business Combination

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018 (the “Closing Date”), Immudyne, PR entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among nine individuals, as sellers and Immudyne PR, as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), which operates a marketing-driven software solutions business.

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LSS’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LSS’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

Regardless of whether LSS achieves either or both of the Milestones, Buyer will retain full ownership of the Membership Interests.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Fair value of total consideration	$150,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Non-controlling interest	(144,118)
Total identifiable net assets	(227,022)
Intangible assets	377,022
$150,000

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

5.	Notes Payable

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes were payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and were amortized over the term of these notes. Amortization of the debt discounts for the year ended December 31, 2017 and 2016 was $25,035 and $33,715, respectively. During 2016, the Company repaid $68,600 of the principal balance; and as a result, the outstanding balances of these notes as of December 31, 2016, were $131,400. The balance of debt discount related to the subordinated promissory notes is $25,035 at December 31, 2016. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the notes in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in loss on extinguishment of debt. Interest expense related to these notes for the six months ended June 30, 2018 and 2017, amounted to $0 and $131,117, respectively.

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

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. On August 30, 2017, the Company repaid this loan. In September 2017, the Company borrowed $77,333 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,160. In November 2017, $42,479 was drawn from the line of credit and $78,493 was paid back in December 2017. In the first quarter of 2018 the Company repaid this loan. As of June 30, 2018 and December 31, 2017, there was $0 and $42,479 outstanding, respectively.

In December 2017, Immudyne PR received two working capital loans from related parties for $50,000 and $75,000 respectively. The loans accrue at 2% interest per month and mature in February 2018. In February 2018, the Company repaid these loans with all outstanding accrued interest.

In May 2018, the Company borrowed $550,000 and issued convertible notes payable with a maturity date of May 28, 2019. These notes accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. In the event the average VWAP (as defined) for the consecutive five trading days preceding but not including the six month anniversary of the original issue date of the note is less than the then conversion price in effect on such six month anniversary date, then the conversion price shall be reduced to 80% of the VWAP for the ten trading days following (but not including) such six month anniversary date, subject to further reduction. In addition, the Company issued warrants to purchase up to 2,391,305 shares of common stock at a price of $0.28 per share. The fair value of the warrants were determined to be $533,691 and were recorded as a debt discount to be amortized over the life of the note. For the six months ended June 30, 2018, amortization of debt discount was $46,789.

Interest expense related to loans from officers, directors and other related individuals amounted to $4,383 and $1,713 for the six months ended June 30, 2018 and 2017, respectively.

Interest expense related to loans from officers, directors and other related individuals amounted to $0 and $250 for the three months ended June 30, 2018 and 2017, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $46,789 and $81,558, amounted to $57,528 and $649,607 for the six months ended June 30, 2018 and 2017, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $46,789 and $0, amounted to $51,078 and $250 for the three months ended June 30, 2018 and 2017, respectively.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

6.	Income Taxes

At June 30, 2018, the Company has approximately $3,193,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The valuation allowance overall decreased by approximately $81,000 during the six months ended June 30, 2018. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

Net operating loss	$817,000
Accounts receivable reserves	-
Inventory reserves	-
Stock compensation	340,000
Net deferred tax asset	1,157,000
Valuation allowance	(1,157,000)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

7.	Stockholders’ Equity

Common Stock

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of Immudyne PR equity contributions of $272,203 into equity of the Company by the noncontrolling interest.

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

Common Stock (continued)

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

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the six months ending June 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

In November 2017, the Company issued 135,721 shares of common stock pursuant to a conversion of Immudyne PR equity contributions of $31,216 into equity of the Company by the noncontrolling interest.

In February 2018, pursuant to the sale of the Company’s legacy yeast beta glucan assets to the Company’s former CEO, Mr. McLaughlin, 2,000,000 of Mr. McLaughlin’s shares were cancelled.

In March 2018, the Company issued 500,000 shares of common stock valued at $120,000 to a consultant for over a one-year term. In May 2018, the Company amended the agreement with the consultant whereby the Company rescinded the 500,000 shares of common stock and reissued 250,000 shares of common stock. The 250,000 shares of common stock issued on May 14, 2018, were valued at $62,500. The Company is recognizing the expense at the time of issuance.

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services with a 24-month term. These 1,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense over the term of the agreement. For the six months ending June 30, 2018, $95,833 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In May 2018, the Company issued 200,000 shares of common stock valued at $56,000 to a consultant for services over a 3-month term. The Company is recognizing the expense at the time of issuance. For the six months ending June 30, 2018, $56,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

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

During 2017, the Company issued a total of 1,319,211 shares of common stock and 659,606 warrants pursuant to a conversion of Immudyne PR equity contributions of $303,418 into equity of the Company by the noncontrolling interest.

For the six months ended June 30, 2018 and 2017, the net loss of Immudyne PR attributed the Company amounted to $23,145 and $68,924, respectively.

For the three months ended June 30, 2018 and 2017, the net loss of Immudyne PR attributed the Company amounted to $35,842 and $41,194, respectively.

On May 29, 2018, Immudyne PR acquired a 51% interest in LSS, which operates a marketing-driven software solutions business. For the month of June 2018, the net loss of LSS was $48,613, of which $5,200 was attributed to the Company. During June 2018, contributions by other members of LSS resulted an increase in noncontrolling interests of $154,000

Service-Based Stock Options

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

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

In October 2017, the Company entered into a consulting agreement with Mr. Kalkstein and issued him a ten-year option to buy 500,000 shares at $0.40 vesting 30% upon signing, 35% shall vest on the two-year anniversary of this Agreement and 35% shall vest on the three year anniversary of this Agreement. Once the options are fully vested, they expire in 10 years. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the six months ended June 30, 2018 and 2017, $33,316 and $0, respectively, has been recognized as expense. For the three months ended June 30, 2018 and 2017, $16,658 and $0, respectively, has been recognized as expense.

Accordingly, stock-based compensation for the six months ended June 30, 2018 and 2017 included $33,316 and $113,522, respectively, related to such service-based stock options.

Accordingly, stock-based compensation for the three months ended June 30, 2018 and 2017 included $16,658 and $-0-, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of Options
Balance at December 31, 2016	10,700,273
Exercised	(1,339,473)
Issued	1,600,000

Balance at December 31, 2017	10,960,800
Issued	-
Expired	(500,000)
Exercised	-
Balance at June 30, 2018	10,460,800

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at June 30, 2018 and December 31, 2017 amounted to $160,796 and $1,210,342, respectively.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

Service-Based Stock Options (continued)

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.49% - 1.98%
Expected stock price volatility	194% - 217%
Expected dividend payout	—
Expected option life-years	3 years
Weighted average grant date fair value	$0.23 - 0.41
Forfeiture rate	0%

The following is a summary of outstanding service-based options at June 30, 2018:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life

$0.10	40,800	<1 year
$0.20 - $0.25	8,120,000	4 years
$0.35	725,000	9 years
$0.40	1,575,000	5 years
Total	10,460,800

Performance-Based Stock Options

Vested

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at exercise prices of $0.40. The options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The options are valued at $55,439. During 2017, the Company met the performance criteria.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

Unvested

The Company granted performance-based options to purchase 900,000 shares of common stock at exercise price of $0.80. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $10,000,000. During 2017, these unvested options were cancelled.

In July 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share. The options expire in 10 years and are exercisable upon cash received by the Company from Immudyne PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212.

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

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	1,954,981	0.19	2017 - 2019
Issued	2,634,228	0.40	2018 - 2020
Exercised	(1,500,000)	0.12	2017

Balance at December 31, 2017	3,089,119	0.40	2018 - 2020
Issued	2,491,305	0.29	2023 - 2028
Exercised	-
Balance at June 30, 2018	5,580,424	0.35	2018 - 2028

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

7.	Stockholders’ Equity (continued)

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

In May 2018, the Company issued 2,391,305 warrants with an exercise price of $0.28 per share, in relation to an issuance of convertible notes payable. These warrants are fully vested and expire in five years.

Warrants outstanding and exercisable amounted to 5,580,424 and 3,089,119 at June 30, 2018 and December 31, 2017, respectively. The weighted average exercise price of warrants outstanding at June 30, 2018 and December 31, 2017 is $0.35 and $0.40, respectively. The warrants expire at various times between September 2018 and March 2028.

The fair value of options and warrants granted (or extended) during the six months ended June 30, 2018 and 2017, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017

Expected volatility	191% - 196%	181% - 211%
Risk free interest rate	2.44% - 2.58%	1.03% - 2.22%
Expected dividend yield	-	-
Expected option term (in years)	3 - 5	1.4 - 8.5
Weighted average grant date fair value	$0.21 – 0.22	$0.37 - 0.50

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

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $340,395 and $274,355 for the six months ended June 30, 2018 and 2017, respectively. Performance-Based Stock Options and Warrants issued for service amounted to $256,082 and $84,166 for the three months ended June 30, 2018 and 2017, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

8.	Royalties

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the six months ended June 30, 2018 and 2017, the Company recognized $38,394 and $12,112, respectively, in royalty expense related to this agreement. As of June 30, 2018 and December 31, 2017, $17,642 and $14,039 was included in accounts payable and accrued expenses in regards to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 8).

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

9.	Commitments and Contingencies

Leases

Immudyne PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the six months ended June 30, 2018 and 2017, was $24,000 and $23,000, respectively.

The Company started paying $95 per month to WeWork for a mailing address and the ability to lease conference space on-demand at their locations worldwide. The Company incurred $285 of expenses for the three month period ended June 30, 2018.

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The monthly rent is $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease. Rent expense for the six months ended June 30, 2018 and 2017, was $6,130 and $-0-, respectively.

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

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

9.	Commitments and Contingencies (continued)

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Immudyne PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of the Company’s common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of the Company’s common stock for each $500,000 distributed by Immudyne PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when Immudyne PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the year ended December 31, 2016, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s. common stock at $0.20/share (including a cashless exercise feature) when Immudyne PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at $0.20/share. As of June 30, 2018 no bonus shares had been issued, and no options have been granted under this agreement.

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Immudyne PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Immudyne PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Immudyne PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2017, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of June 30, 2018 and December 31, 2017, $17,645 and $14,039, respectively, was included in accounts payable and accrued expenses in regards to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At June 30, 2018, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

Conversion Labs, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

10.	Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. As of June 30, 2018, the Company has $84,000 of products deposit with multiple vendors for the purchase of raw materials for products we sell online.

11.	Related Party Transactions

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President, employment of the Company’s former President’s wife, and legal and business advisory services provided by one of its directors.

Immudyne PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, the Company’s current Chief Executive Officer, and incurred $60,463 and $42,556 for the six months ended June 30, 2018 and 2017, respectively, for these services. For the three months ended June 30, 2018, the Company has incurred $30,743 and $32,160, respectively, for these services.

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

During 2017, the Company issued a total of 1,319,211 shares of common stock to Mr. Schreiber pursuant to a conversion of Immudyne PR equity contributions of $303,419 into equity of the Company.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, the Company purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, the Company agreed to issue one (1) share of the Company’s common stock to JOJ for every dollar the Company realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The transaction was determined not to meet the criteria for recognition as an exchange transaction, therefore no asset or liability has been recorded in the financial statements.

12.	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an internet based direct response marketing company that in-licenses, acquires or creates innovative and proprietary products that can be sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook and Google. We currently have three commercial stage products and intend to launch an additional two products in 2018. Our leading product, launched in the second quarter of 2017, is a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair. Our second product, launched in the first quarter of 2018, is a nutritional supplement for immune support. Our third product, launched in the second quarter of 2018, is a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

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

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from our past executives and directors. Late in the 2016 fiscal year and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, which have been satisfied in 2016 and 2017. In late 2017, we obtained $125,000 in promissory notes from our executive officers for the Immudyne PR entity, which were satisfied in early 2018. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) to be able to fund operations through 2018. However, in the event we require additional operating capital we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available, and no assurance can be given that our executive officers or other directors who have, in the past, willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in our annual report for the fiscal year ended December 31, 2017.

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

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Immudyne, PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), which operates a marketing-driven software solutions business.

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LSS’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LSS’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

Regardless of whether LSS achieves either or both of the Milestones, Buyer will retain full ownership of the Membership Interests.

Results of Operations

Three Months Ended June 30, 2018, compared to the Three Months Ended June 30, 2017

The following table sets forth the results of our current operations for the three month periods indicated as a percentage of net sales:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	$	% of Sales	$	% of Sales

Net Sales	2,037,636		660,087
Cost of sales	534,727	15%	185,098	22%
Gross profit	1,502,909	41%	474,989	57%
Operating expenses	2,100,402	58%	855,291	103%
Operating (Loss)	(597,493)	(16)%	(380,302)	(46)%
Change in fair value of derivative liability	-	-%	922,022	111%
Interest (expense)	(51,078)	(1)%	(250)	-%

Loss from continuing operations	(648,571)	(18)%	541,470	65%
Income from discontinued operations, including gain on sale, net of income taxes	-	-%	154,825	19%
Net income (loss)	(648,571)	(18)%	696,295	84%

Net Income (loss) attributable to noncontrolling interests	(41,539)	(1)%	(41,194)	(5)%
Net Income (loss) attributable to Conversion Labs, Inc.	(607,032)	(17)%	737,489	89%

Net Sales

Sales were approximately $2.04 million for the three months ended June 30, 2018, compared to approximately $660,000 for the three months ended June 30, 2017. The increase of approximately 209% is attributed mainly to more resources being invested into our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the second quarter of 2018.

Cost of Sales

Total cost of sales was approximately $535,000 for the three months ended June 30, 2018, compared to approximately $185,000 for the three months ended June 30, 2017. The increase in our cost of sales was mainly due to increased sales as of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the second quarter of 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $1.50 million for the three months ended June 30, 2018, compared to approximately $475,000 for the three months ended June 30, 2017, an increase of approximately 216%. The increase in our gross profit was a result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 146% to approximately $2.10 million for the three months ended June 30, 2018, from approximately $855,000 for the three months ended June 30, 2017. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $982,000 over from the three-months ended June 30, 2018 compared to the three-months ended June 30, 2017. We also had increased compensation expenses and professional fees, however lower general and administrative costs during the comparable period.

Net Income

Net loss from continuing operations for the three months ended June 30, 2018 was approximately $649,000, compared to net income from continuing operations of approximately $541,000 for the three months ended June 30, 2017. Our net loss from continuing operations for the three months ended June 30, 2018 was mostly attributable to our increased marketing efforts, whereas our net income from continuing operations for the three months ended June 30, 2017 was mostly attributable to the change in fair value of derivative liability, offset by mostly general and administrative expenses as we incurred costs of while launching the online marketing of products. As a result of the sale of our Nutraceutical and Cosmetic Additives business, we recorded net income from discontinued operations of approximately $649,000 for the three months ended June 30, 2018 versus net income from discontinued operations of approximately $696,000 for the three months ended June 30, 2017. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was approximately 17% for the three months ended June 30, 2018, compared to net income as a percentage of sales of approximately 89% for the three months ended June 30, 2017. Our net loss during the period was mostly attributable to the increasing in marketing efforts.

Results of Operations

Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017

The following table sets forth the results of our current operations for the six- month periods indicated as a percentage of net sales:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	$	% of Sales	$	% of Sales

Net Sales	3,644,127		827,986
Cost of sales	890,180	24%	273,271	33%
Gross profit	2,753,947	76%	554,715	67%
Operating expenses	(3,630,754)	(100)%	(1,336,810)	(161)%
Operating (Loss)	(876,807)	(24)%	(782,095)	(94)%
Change in fair value of derivative liability	-	-%	873,830	106%
Interest (expense)	(57,528)	(2)%	(649,607)	(78)%

Loss from continuing operations	(934,335)	(26)%	(557,872)	(67)%
Income from discontinued operations, including gain on sale, net of income taxes	925,738	25%	181,632	22%
Net income (loss)	(8,597)	-%	(376,240)	(45)%

Net Income (loss) attributable to noncontrolling interests	-28,842	(1)%	(68,924)	(8)%
Net Income (loss) attributable to Conversion Labs, Inc.	20,245	1%	(307,316)	(37)%

Net Sales

Sales were approximately $3.6 million for the six months ended June 30, 2018, compared to approximately $828,000 for the six months ended June 30, 2017. The increase of approximately 340% is attributed to more resources allocated to our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first half of 2018.

Cost of Sales

Total cost of sales was approximately $890,000 for the six months ended June 30, 2018, compared to $273,000 for the three months ended June 30, 2017. The increase in our cost of sales was due to increased sales from our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first half of 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $2.75 million for the six months ended June 30, 2018, compared to approximately $555,000 for the six months ended June 30, 2018, an increase of approximately 396%. The increase in our gross profit was a result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 172% to approximately $3.63 million for the six months ended June 30, 2018, from approximately $1.34 million for the six months ended June 30, 2017. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Net Income

Net loss from continuing operations for the six months ended June 30, 2018 was approximately $934,000, compared to net loss from continuing operations of approximately $558,000 for the six months ended June 30, 2017. Our net loss from continuing operations for the six months ended June 30, 2018 was mostly attributable to our increased marketing efforts, whereas our net loss from continuing operations for the six months ended June 30, 2017 was mostly attributable to general and administrative and compensation expenses as we incurred costs of building resources and hiring employees prior to launching the online marketing of products. As a result of the sale of our Nutraceutical and Cosmetic Additives business, we recorded net income from discontinued operations of approximately $926,000 for the six months ended June 30, 2018 versus net income from discontinued operations of approximately $182,000 for the six months ended June 30, 2017. We consolidated the operations of our joint venture, Immudyne PR and reflected a non-controlling interest for 21.8333% of these operations. Net income attributable to the Company as a percentage of sales was approximately 1% for the six months ended June 30, 2018, compared to net loss as a percentage of sales of approximately 37% for the six months ended June 30, 2017. Our net income during the period was attributable to the gain recorded on the sale of our Nutraceutical and Cosmetic Additives business, which offset increasing in marketing efforts.

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

In our fiscal year 2017, the Company issued and sold 2,927,156 shares and 1,414,078 warrants to accredited investors in an offering pursuant to Regulation D and received proceeds in the amount of $673,245. We do not plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2017) being able to fund operations through 2018. After the sale of our legacy Nutraceutical and Cosmetic Additives business the Company loaned Immudyne PR LLC $100,000 to fund its operations because of increased marketing activity. In March 2018, the Company began seeking additional debt and equity financing to raise capital for its continued operations, and in May 2018, the Company borrowed $550,000 and issued convertible notes payable with a maturity date of May 28, 2019 in connection therewith. These notes accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. In the event the average VWAP (as defined) for the consecutive five trading days preceding but not including the six month anniversary of the original issue date of the note is less than the then conversion price in effect on such six month anniversary date, then the conversion price shall be reduced to 80% of the VWAP for the ten trading days following (but not including) such six month anniversary date, subject to further reduction. In addition, in connection with this May financing the Company issued warrants to purchase up to 2,391,305 shares of common stock at a price of $0.28 per share. Even after the May 2018 financing, the Company may need to raise more capital to fund its operations.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had positive net working capital of $959,898 at June 30, 2018, resulting in an increase in working capital from net working capital of $622,839 at December 31, 2017. The ratio of current assets to current liabilities was 2.88 to 1 at June 30, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities of continuing operations	$(228,176)	(512,569)
Investing activities	241,445	-
Financing activities	536,521	766,094

Net cash used by operating activities of continuing operations was $228,176 for the six months ended March 31, 2018, compared to net cash used in operating activities of continuing operations of $512,569 for the same period in 2017. The decrease in the amount of cash used by our operating activities was due primarily our ability to generate more cash from higher sales of product from our online marketing business run out of Immudyne PR LLC.

Net cash flows used in financing activities was $536,521 for the six months ended June 30, 2018, compared to net cash flows provided by financing activities of $766,094 for the same period in 2017. Our decrease in net cash flows provided by financing activities was primarily a result of the sale of our common stock and warrants, and proceeds from notes payable in the first quarter of 2017, in addition to the repayment of notes payable to executives in the first quarter of 2018.

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

Off-Balance Sheet Arrangements

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, the Company purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, the Company agreed to issue one (1) share of its common stock to JOJ for every dollar the Company realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The initial assessment of this transaction was determined not to meet the basis of an exchange transaction per ASC 845-10-20. The Company will reassess the off-balance sheet arrangement at each reporting period to determine the any change in the accounting as an off-balance sheet arrangement.

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 2 of our Form 10-K filed April 2, 2018, which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”), and our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our PEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective for the Company or our majority owned subsidiaries Immudyne PR and LegalSimpli. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company’s officers did not have ample time to prepare sufficient risk assessments for the reporting period; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our PEO and PFO intend to implement appropriate disclosure controls and procedures to remediate these material weaknesses. During 2018, we expect more internal controls, financial and operational, to be implemented, especially around inventory and operational controls, which management has identified as a material control deficiency.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six-month period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2018, the Company issued 500,000 shares of restricted stock, valued at $120,000, to consultants to perform investor relation services, which was later cancelled. The Company re-issued 250,000 shares of restricted stock to the same consultant valued at $62,500 on May 14, 2018.

On April 30, 2018, the Company issued 200,000 shares of restricted stock, valued at $56,000, to consultants to perform investor relation services.

On May 24, 2018, the Company issued 1,000,000 shares of restricted stock, valued at $230,000, to JLS Ventures, LLC, controlled by our CEO, Justin Schreiber, to perform CEO services for the period of January 1, 2018 through December 31, 2019.

Other than disclosed above, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

All of the securities were issued in reliance on the exemption under Section 4(a)(2) and/or Regulation D of the Securities Act.

Item 3.       Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.       Exhibits

Exhibit No.	Document Description
3.1	Immudyne, Inc. By-Laws, dated April 9, 2018 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2018).
3.2	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2018).
10.1	Purpurex License Agreement by and between Immudyne, PR, LLC and M.Alphabet, LLC, dated March 26, 2018 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018).
10.2	Form of Membership Interest Purchase Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.3	Form of Line of Credit (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.4	Amended Operating Agreement (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.5	Form of Securities Purchase Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.6	Form of Senior Convertible Note (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.7	Form of Warrant (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.8	Form of Registration Rights Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.9	Form of Lock-Up Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.10	Form of Security Agreement (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
10.11	Form of Guaranty Agreement (incorporated herein by reference to exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018).
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

(†)	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERSION LABS, INC.
(Registrant)

Date: August 17, 2018	By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer
(Principal Executive Officer)