Form 10-Q
period 2018-09-30
CONVERSION LABS, INC.
filed 2018-11-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-184487

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1460 Broadway New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(866) 351-5907

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2018, there were 45,482,305 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERY PERIOD ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$407,272	$141,379
Trade accounts receivable, net	175,631	128,190
Other receivables	-	-
Product deposit	106,700	16,500
Inventory, net	623,446	681,258
Other current assets	251,184	-
Assets held for sale	-	296,483
Total Current Assets	$1,564,233	$1,263,810

Non-current assets
Intangible assets, net	$335,131	$-
Total non-current assets	335,131	-

Total Assets	$1,899,364	$1,263,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$684,274	$391,759
Notes payable	-	167,479
Convertible notes payable, net	-	-
Deferred revenue	15,608	-
Liabilities held for sale	-	81,733
Total Current Liabilities	699,882	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 45,334,957 and 44,493,063 shares issued, 44,819,757 and 43,977,863 outstanding as of June 30, 2018 and December 31, 2017, respectively	453,349	444,930
Additional paid-in capital	12,392,487	11,500,537
Accumulated (deficit)	(11,428,575)	(10,899,843)
	1,417,261	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	1,253,560	881,923

Non-controlling interest	(54,078)	(259,084)

Total Stockholders’ (Deficit)	1,199,482	622,839

Total Liabilities and Stockholders’ (Deficit)	$1,899,364	$1,263,810

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June,		Nine Months Ended September,
	2018	2017	2018	2017

Net Sales	$2,495,424	$2,051,734	$6,139,551	$3,583,614

Cost of Sales	439,701	535,572	1,329,881	1,068,174

Gross Profit	2,055,723	1,516,162	4,809,670	2,515,440

Operating expenses
Compensation and related expenses	374,929	529,361	840,894	1,131,805
Professional fees	410,340	99,964	852,498	321,548
Marketing expenses	1,407,911	882,845	3,576,096	1,182,715
General and administrative expenses	301,174	277,559	855,620	753,402
Total operating expenses	2,494,354	1,789,729	6,125,108	3,389,470

Operating Loss	(438,631)	(273,567)	(1,315,438)	(874,030)

Change in fair value of derivative liability	-	(377,213)	-	496,617
Interest (expense)	(147,664)	(1,111)	(205,192)	(650,718)

Income (Loss) from continuing operations	(586,295)	(651,891)	(1,520,630)	(1,028,131)
Income from discontinued operations, including gain on sale, net of income taxes	-	-	925,738	-
Net income (loss)	(586,295)	(651,891)	(594,892)	(1,028,131)

Net income (loss) attributable to noncontrolling interests	(37,318)	27,172	(66,160)	(41,752)

Net income (loss) attributable to Conversion Labs, Inc.	$(548,977)	$(679,063)	$(528,732)	$(986,379)

Basic income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	-	-	-
Diluted income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	(0.01)	(0.01)	(0.03)	(0.02)
Diluted income per share attributable to Conversion Labs , Inc. from discontinued operation	$-	$-	$-	$-

Average number of common shares outstanding
Basic	44,436,030	40,849,638	43,708,092	44,160,477
Diluted	44,436,030	47,254,218	43,708,092	44,160,477

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(594.892)	$(1,028,131)

Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-	(496,617)
Amortization of debt discount	181,309	81,558
Amortization and depreciation	41,891
Bad debt recovery	-	(49,119)
(Gain) loss on discontinued operations and disposal	(918,537)	-
Loss on settlement of notes and other payables	-	634,325
Stock compensation expense	511,846	162,741
Issuance of warrants for services	-	-
Common stock issued for services		498,930
Changes in Assets and Liabilities
Trade accounts receivable	(47,441)	216,870
Other receivables	-	2,250
Product deposit	(90,200)	(119,899)
Inventory	57,812	(217,530)
Other current assets	(138,050)	-
Deferred revenue	15,348	-
Accounts payable and accrued expenses	208,426	(1,067)
Net cash (used) by operating activities of continuing operations	(772,488)	(315,689)
Net cash used in operating activities of discontinued operations	283,287	-
Net cash (used in) provided by operating activities	(489,201)	(315,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary, net of cash received	(148,555)	-
Proceeds from sale of legacy business	390,000	-
Net cash provided by (used in) investing activities	241,445	-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	127,048	63,378
Proceeds from notes payable	-	386,376
Proceeds from convertible note payable	550,000
Repayment of convertible note payable	-	(100,000)
Repayment of notes payable	(167,479)	(250,463)
Proceeds from options exercise	4,080
Sale of common stock and warrants	-	673,245
Purchase of treasury stock	-	(76,648)
Net cash provided by financing activities	$513,649	695,888

Net increase in cash	265,893	380,199

Cash at beginning of the period	141,379	182,561

Cash at end of the period	$407,272	$562,760

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$-

Issuance of company stock for notes and other payables	$-	$242,192
Retirement of stock	$460,000	$-
Stock repurchase from shareholder	$460,000	$-
Conversion of liability as consideration on sale of legacy business	$150,000	-
Conversion of equity invested in subsidiary to common stock and warrants	$-	$272,203
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-	$1,636,590
Warrants issued in relation to debt	$533,691	-
Conversion of notes payable	$310,752	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversions Labs, Inc. (“Conversion Labs,” “we,” “us,” “our,” the “Company”) is an internet-based direct response marketing company that in-licenses, acquires and creates innovative and proprietary products that are sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have three commercial stage products including Shapiro MD, a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair, iNR Wellness MD, a nutritional supplement for immune support and PDF Simpli, a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%.

During 2016, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. Some of the entities contracted to provide these services had been determined to be variable interest entities (“VIEs”) and were consolidated in the Company’s financial statements. The one (1%) percent fee received by these VIEs was eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. By our year ended December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

As used in these financial statements and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company (“Conversion Labs PR”), and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Immudyne PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business. In consideration for Immudyne PR’s purchase of the Membership Interests, Immudyne PR paid $150,000 (the “Initial Payment”) to the sellers upon execution of the purchase agreement. Additionally, Immudyne PR agreed to pay up to an additional $200,000 for such Membership Interests.

Going Concern

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the sale of additional shares of common stock or debt securities. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2018, the Company had an accumulated deficit of approximating $11.1 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2018, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2018 fiscal year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”). The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Conversion Labs PR, its 51% owned LegalSimpli and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non-controlling interest in Conversion Labs PR represents the 21.833% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017 and 2016 filed in the Company’s Annual Report on Form 10-K with the SEC on April 2, 2018.

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

By our fiscal year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At September 30, 2018 and December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

Conversion Labs PR is the primary beneficiary of Innerwell Skincare LLC, Spurs 5, LLC, and Salus LLC, which are qualified as VIEs. The assets and liabilities and revenues and expenses of these VIEs included in the financial statements of Conversion Labs PR and further included in the consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Conversion Labs PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Conversion Labs PR and the Company. No assets were pledged or given as collateral against any borrowings.

The Company utilizes third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees. A majority of these entities provide this service as independent contractors in exchange for a one (1%) percent fee of the net revenues processed and collected by such contractors from sales initiated by the Company. The VIEs consolidated in the Company’s financial statements are primarily contracted to credit card processing through one or more merchant banks contracted by each VIE. Upon receipt of funds by each VIE, the collection of receipts less any returns, chargeback and other fees charged by such merchant bank is transferred to Conversion Labs PR.

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

Inventory

At September 30, 2018 and December 31, 2017, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At September 30, 2018 and December 31, 2017, the Company recorded an inventory reserve in the amount of $12,500 and $12,500, respectively. As of September 30, 2018 and December 31, 2017, the inventory balances were $507,211 and 681,258, respectively.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company generally records sales of finished cosmetic products once the customer places the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates for the three and nine months ended September 30, 2018, was approximately $133,000 and $353,000, respectively. Customer discounts, returns and rebates for the three and nine months ended September 30, 2017, was approximately $99,000 and $149,000, respectively.

There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At September 30, 2018 and December 31, 2017, the accounts receivable reserve was approximately $0 and $0, respectively. At September 30, 2018 and December 31, 2017, the reserve for sales returns and allowances was approximately $33,754 and $23,200, respectively.

Income Taxes

The Company files Corporate Federal and State tax returns, while Conversion Labs PR and LegalSimpli, which were formed as limited liability companies, file separate tax returns with any tax liabilities or benefits passing through to its members.

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

The Company’s tax returns for all years since December 31, 2014, remain open to federal and state taxing authorities.

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

Common stock equivalents comprising shares underlying 1,886,454 options and warrants for the three and nine months ended September 30, 2018, respectively, have not been included in the income per share calculations as the effects are anti-dilutive.

Common stock equivalents comprising shares underlying 9,335,800 options and warrants for the three and nine months ended September 30, 2017, have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Recent Accounting Pronouncements (continued)

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

Noncontrolling Interests

The Company accounts for its less than 100% interests in Conversion Labs PR and LegalSimpli in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the Conversion Labs PR, and LegalSimpli’s net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

As of September 30, 2018, the Company’s accounts receivable had no significant concentration from any one customer.

As of September 30, 2018, three credit card processors accounted for 56%, 22% and 20% of accounts receivable.

NOTE 3 – DISCONTNUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement (the “Asset Sale Agreement”) with Mark McLaughlin (the Company’s former President and Chief Executive Officer) whereby the Company sold the assets of the legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the Asset Sale Agreement (the “Asset Sale Agreement Amendment”) to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the Asset Sale Agreement Amendment was $1,000,000. The total assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752.

Operating results for the three months and nine months ended September 30, 2018, and 2017 for the yeast beta glucan manufacturing business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$-	$447,331	$363,613	$703,894
Cost of Sales	-	144,148	56,666	259,331
Gross Profit	-	303,183	306,947	444,563
Operating expenses	-	148,358	125,960	262,931
Income from discontinued operations	-	154,825	180,987	181,632
Gain on sale	-	-	744,752	-
Net income from discontinued operations	$-	$154,825	$925,739	$181,632

Assets and liabilities of discontinued operations held for sale included the following:

	September 30,	December 31,
	2018	2017
Current assets:
Trade accounts receivable, net	$-	$270,580
Inventory, net	-	25,903
	$-	$296,483

Current liabilities:
Accounts payable and accrued expenses	$-	$81,733
	$-	$81,733

NOTE 4 – BUSINESS COMBINATION

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018 (the “Closing Date”), Immudyne, PR entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among nine individuals, as sellers and Conversion Labs PR, as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business.

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

Regardless of whether LegalSimpli achieves either or both of the Milestones, Buyer will retain full ownership of the Membership Interests.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Fair value of total consideration	$150,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Non-controlling interest	(144,118)
Total identifiable net assets	(227,022
Intangible assets	377,022
$150,000

NOTE 5 – NOTES PAYABLE

In the third quarter of 2016 the Company commenced an offering pursuant to which it offered 11% subordinated promissory notes in fifty thousand ($50,000) dollar increments combined with 62,500 shares of the Company’s Common Stock for a maximum offering amount of $200,000 (the “Offering”). In August and September 2016, the Company sold promissory notes totaling $150,000 to three unrelated individuals. Two of the promissory notes totaling $100,000 were payable in February 2017 and one promissory note for $50,000 was payable in March 2017. In October 2016, the Company sold promissory notes totaling $50,000 to two unrelated individuals. These promissory notes were payable in October 2017. In connection with these promissory notes sold, pursuant to the Offering, the Company issued 250,000 shares of common stock valued at $58,750 which was recorded as a debt discount and were amortized over the term of these notes. Amortization of the debt discounts for the year ended December 31, 2017 and 2016 was $25,035 and $33,715, respectively. During 2016, the Company repaid $68,600 of the principal balance; and as a result, the outstanding balances of these notes as of December 31, 2016, were $131,400. The balance of debt discount related to the subordinated promissory notes is $25,035 at December 31, 2016. During 2017, the Company repaid $81,420 of the principal balance and converted the remaining balance of $49,980 into 196,000 shares of common stock and 98,000 warrants, which satisfied the notes in full. The fair market value of the shares and warrants issued upon conversion was determined to be $179,384, of which $129,404 was included in loss on extinguishment of debt. Interest expense related to these notes for the nine months ended September 30, 2018 and 2017, amounted to $0 and $131,117, respectively.

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

In February 2017, the Company borrowed $25,000 from an American Express working capital line with 60 days maturity. The interest for this loan is a flat fee of $250. On April 17, 2017, the Company repaid this loan. In June 2017, the Company borrowed $74,043 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,111. On August 30, 2017, the Company repaid this loan. In September 2017, the Company borrowed $77,333 from an American Express working capital line with 90 days maturity. The interest for this loan is a flat fee of $1,160. In November 2017, $42,479 was drawn from the line of credit and $78,493 was paid back in December 2017. In the first quarter of 2018 the Company repaid this loan. As of September 30, 2018 and December 31, 2017, there was $0 and $42,479 outstanding, respectively.

In December 2017, Conversion Labs PR received two working capital loans from related parties for in the amounts of $50,000 and $75,000, respectively. The loans accrue at 2% interest per month and mature in February 2018. In February 2018, the Company repaid these loans including all outstanding accrued interest.

In May 2018, the Company borrowed $550,000 and issued convertible notes in connection therewith. These notes have a a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. In the event the average VWAP (as defined) for the consecutive five trading days preceding but not including the six month anniversary of the original issue date of the note is less than the then conversion price in effect on such six month anniversary date, then the conversion price shall be reduced to 80% of the VWAP for the ten trading days following (but not including) such six month anniversary date, subject to further reduction. In addition, the Company issued warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants were determined to be $533,691 and were recorded as a debt discount to be amortized over the life of the note. For the nine months ended September 30, 2018, amortization of debt discount was $181,309.

Interest expense related to loans from officers, directors and other related individuals amounted to $4,383 and $1,713 for the nine months ended September 30, 2018 and 2017, respectively. There was no interest expense for the three months ended September 30, 2017 and 2016 related to loans from officers, directors and other related individuals.

Total interest expense on notes payable, inclusive of amortization of debt discount of $181,309 and $81,558, amounted to $205,192 and $650,718 for the nine months ended September 30, 2018 and 2017, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $134,519 and $0, amounted to $147,664 and $1,111 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 6 – INCOME TAXES

At September 30, 2018, the Company has approximately $3,193,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The valuation allowance overall decreased by approximately $422,016 during the nine months ended September 30, 2018. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

Net operating loss	$1,200,058
Accounts receivable reserves	-
Inventory reserves	-
Stock compensation	(378,958)
Net deferred tax asset	1,579,016
Valuation allowance	(1,579,016)
Total	$-

The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of Conversion Labs PR equity contributions of $272,203 into equity of the Company by the noncontrolling interest.

In January 2017, the Company issued 217,391 shares of common stock in relation to issuance of a $210,000 note payable.

In the first quarter of 2017, the Company commenced an offering to sell up to 4,000,000 shares of common stock at a price of $0.23 per share and warrants to purchase up to 2,000,000 shares of common stock exercisable any time prior to the second anniversary of the issuance. The warrants are paired with the common stock on the basis of one warrant for every two shares of common stock purchased. During 2017, the Company received subscriptions for 2,927,156 shares and issued 1,463,578 warrants to purchase shares of common stock for an aggregate purchase price of $673,246.

In March 2017, the Company issued an aggregate of 755,179 shares of common stock for the conversion of the outstanding balance of three notes payable totaling $499,802 (see Note 4).

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

During the second quarter of 2017 the Company received subscriptions for the purchase of 110,000 shares and issued 55,000 warrants in connection therewith for an aggregate purchase price of $25,300.

On June 1, 2017, the Company entered into an agreement with a consultant to provide services over the course of six months and issued 125,000 shares of common stock as compensation. The shares were valued at $45,000 and the Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2017, $45,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, Mark McLaughlin, the Company’s former President and Chief Executive Officer, exercised 1,500,000 warrants, at an exercise price of $0.12 per share, on a cashless basis and was issued 1,140,000 shares of common stock.

In July 2017, Mark McLaughlin exercised 1,339,473 options, at an exercise price of $0.10 per share, on a cashless basis and was issued 800,000 shares of common stock.

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

In November 2017, the Company issued 135,721 shares of common stock pursuant to a conversion of Conversion Labs PR equity contributions of $31,216 into equity of the Company by the noncontrolling interest.

In February 2018, pursuant to the sale of the Company’s legacy yeast beta glucan assets to the Company’s former CEO, Mr. McLaughlin, 2,000,000 shares of common stock of Mr. McLaughlin’s shares were cancelled.

In March 2018, the Company issued 500,000 shares of common stock valued at $120,000 to a consultant. In May 2018, the Company amended the agreement with the consultant whereby the Company rescinded the 500,000 shares of common stock and reissued 250,000 shares of common stock. The 250,000 shares of common stock issued on May 14, 2018, were valued at $62,500. The Company is recognizing the expense at the time of issuance.

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. These 1,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense over the twenty-four month the term of the agreement. For the nine months ending September 30, 2018, $95,833 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In May 2018, the Company issued 200,000 shares of common stock valued at $56,000 to a consultant for services over a three month term. The Company is recognizing the expense at the time of issuance. For the nine months ending September 30, 2018, $56,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

Noncontrolling Interest

During 2017, the Company issued a total of 1,319,211 shares of common stock and 659,606 warrants to purchase shares of common stock pursuant to a conversion of Conversion Labs PR equity contributions of $303,418 into equity of the Company by the noncontrolling interest.

For the nine months ended September 30, 2018 and 2017, the net loss of Conversion Labs PR attributed the Company amounted to $23,145 and $68,924, respectively.

For the three months ended September 30, 2018 and 2017, the net loss of Conversion Labs PR attributed the Company amounted to $35,842 and $41,194, respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business. For the month of June 2018, the net loss of LegalSimpli was $48,613, of which $5,200 was attributed to the Company. During June 2018, contributions by other members of LegalSimpli resulted an increase in noncontrolling interests of $154,000

During the quarter end September 30, 2018, the Company had convertible note holders convert 1,351,094 shares at a conversion price of $0.23 per share, resulting in a decrease to convertible notes of approximately $310,752 during the quarter.

Service-Based Stock Options

In January 2017, the Company issued 100,000 service-based options valued at $24,109 to Brunilda McLaughlin, the wife of our CEO during this period, as additional compensation pursuant to an employment agreement. These options have an exercise price of $0.40 per shares, are fully vested, and expire in 10 years from date of grant.

In February 2017, the Company issued 500,000 service-based options valued at $113,522 to a director with an exercise price of $0.20 per share. These options are fully vested and expire in 10 years from date of grant.

In July 2017, the Company issued 75,000 service-based options valued at $20,985 to Brunilda McLaughlin, the wife of our CEO during this period, as additional compensation in an employment agreement. These options have an exercise price of $0.35 per shares, are fully vested, and expire in 10 years from date of grant.

In July 2017, the Company issued a total of 300,000 service-based options valued at $83,939 to three directors at 100,000 shares each, with an exercise price of $0.35 per share. These options are fully vested and expire in 10 years from date of grant.

In July 2017, the Company issued 125,000 service-based options valued at $49,219 to a consultant with an exercise price of $0.40 per share. These options are fully vested and expire in 5 years from date of grant.

In July 2017, the Company issued Mark McLaughlin, the Company’s CEO at the time, a ten year option to purchase 750,000 shares of common stock at a price of $0.35 per share, vesting one-third or 250,000 shares upon signing and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. Once these options are fully vested, they expire in 10 years from date of grant. The options vested at December 31, 2017 are valued at $69,949. In February 2018, Mr. McLaughlin resigned as CEO, therefore no further options will be vested.

On October 1, 2017, Michael Borenstein was appointed to our Board of Directors. In connection with his appointment, Mr. Borenstein received a ten-year, fully-vested option to purchase 100,000 shares of our common stock at a price of $0.35 per share. In addition, Mr. Borenstein received four, ten-year options, each to purchase 75,000 shares of our common stock at prices of $0.25, $0.25, $0.35, and $0.35 per share, which vest upon the Company earning $4,000,000, $5,000,000, $6,000,000 and $7,000,000 in earnings before income taxes, respectively.

In October 2017, the Company entered into a consulting agreement with Mr. Robert Kalkstein, the Company’s Chief Financial Officer, and issued him a ten-year option to purchase 500,000 shares of common stock at a price of $0.40 per share, vesting 30% upon signing, 35% vesting on the two-year anniversary of the agreement and 35% vesting on the three year anniversary of the agreement. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the nine months ended September 30, 2018 and 2017, $49,974and $0, respectively, has been recognized as expense. For the three months ended September 30, 2018 and 2017, $16,658 and $0, respectively, has been recognized as expense.

Accordingly, stock-based compensation for the nine months ended September 30, 2018 and 2017 included $204,750 and $406,247, respectively, related to such service-based stock options.

Accordingly, stock-based compensation for the three months ended September 30, 2018 and 2017 included $0 and $292,725, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of
Options
Balance at December 31, 2016	10,700,273
Exercised	(1,339,473)
Issued	1,600,000

Balance at December 31, 2017	10,960,800
Issued	600,000
Expired	(500,000)
Exercised	(40,800)
Balance at June 30, 2018	11,020,000

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined therein. The intrinsic value of options outstanding and exercisable at September 30, 2018 and December 31, 2017 amounted to $160,796 and $1,210,342, respectively.

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.65% - 2.84%
Expected stock price volatility	96.56% -180.45%
Expected dividend payout	-
Expected option life-years	3 years
Weighted average grant date fair value	$0.02 - 0.32
Forfeiture rate	0.01%

The following is a summary of outstanding service-based options at September 30, 2018:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$0.20 - $0.25	8,720,000	4 years
$0.35	725,000	9 years
$0.40	1,575,000	4 years
Total	11,020,000

Performance-Based Stock Options

Vested

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at an exercise price of $0.40 per share. These options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. These options are valued at $55,439. During 2017, the Company met the performance criteria.

Unvested

The Company granted performance-based options to purchase 900,000 shares of common stock at an exercise price of $0.80 per share. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $10,000,000. During 2017, these unvested options were cancelled.

In July 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share. These options expire in 10 years and are exercisable upon cash received by the Company from Conversion Labs PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212.

In the third quarter of 2017, the Company granted performance-based options to purchase 1,575,000 shares of common stock with an exercise prices of $0.25 and an additional 1,575,000 shares of common stock with an exercise price of $0.35 per share. The options expire 10 years from date of grant and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $910,146.

In the fourth quarter of 2017, the Company granted performance-based options to purchase 300,000 shares of common stock with an exercise prices of $0.25 and an additional 300,000 shares of common stock with an exercise price of $0.35 per share. The options expire in 10 years and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $242,709.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of	Weighted Average Exercise	Year of
	Shares	Price	Expiration

Balance at December 31, 2016	1,954,981	$0.19	2017 - 2019
Issued	2,634,228	0.40	2018 - 2020
Exercised	(1,500,000)	0.12	2017

Balance at December 31, 2017	3,089,119	0.40	2018 - 2020
Issued	2,491,305	0.29	2023 - 2028
Exercised	-
Balance at September 30, 2018	5,580,424	$0.35	2018 - 2028

In January 2017, the Company issued 591,745 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of an equity contribution into Conversion Labs PR by the noncontrolling interest. These warrants are fully vested and expire in two years.

In March 2017, the Company issued 402,348 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of debt. These warrants are fully vested and expire in two years.

In the first quarter of 2017, the Company issued 1,408,578 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In April 2017, the Company issued 55,000 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to a sale of common stock. These warrants are fully vested and expire in two years.

In April 2017, the Company issued 108,696 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to an issuance of common stock for conversion of a payable. These warrants are fully vested and expire in three years.

In November 2017, the Company issued 67,861 warrants to purchase shares of common stock with an exercise price of $0.40 per share, in relation to an issuance of common stock for conversion of an equity contribution into Conversion Labs PR by the noncontrolling interest. These warrants are fully vested and expire in three years.

In March 2018, the Company issued 100,000 warrants to purchase shares of common stock with an exercise price of $0.50 per share, in relation to royalty license agreement. These warrants are fully vested and expire in ten years.

In May 2018, the Company issued 2,391,305 warrants to purchase shares of common stock with an exercise price of $0.28 per share, in relation to an issuance of convertible notes payable. These warrants are fully vested and expire in five years.

Warrants outstanding and exercisable amounted to 5,580,424 and 3,089,119 at September 30, 2018 and December 31, 2017, respectively. The weighted average exercise price of warrants outstanding at September 30, 2018 and December 31, 2017 is $0.35 and $0.40, respectively. The warrants expire at various times between September 2018 and March 2028.

The fair value of options and warrants granted (or extended) during the nine months ended September 30, 2018 and 2017, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017

Expected volatility	191% - 196%	125% - 214%
Risk free interest rate	2.44% - 2.58%	1.31% - 2.57%
Expected dividend yield	-	-
Expected option term (in years)	3-5	0.9 - 8.1
Weighted average grant date fair value	$0.21 – 0.22	$0.12 - 0.45

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

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $383,470 and $142,045for the nine months ended September 30, 2018 and 2017, respectively. Performance-Based Stock Options and Warrants issued for service amounted to $127,388 and $28,523for the three months ended September 30, 2018 and 2017, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 8 – ROYALTIES

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the nine months ended September 30, 2018 and 2017, the Company recognized $12,036 and $65,318, respectively, in royalty expense related to this agreement. As of September 30, 2018, $26,357 were included in other current assets and as of December 31, 2017, $14,039 was included in accounts payable and accrued expenses in regard to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 8).

On March 26, 2018, the Company entered into a license agreement (the “Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Licensor for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”).

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) and incurs expense of approximately $4,000 a month for this office space. Rent expense for the nine months ended September 30, 2018 and 2017, was $36,000 and $36,000, respectively.

The Company started paying $95 per month to WeWork for a mailing address and the ability to lease conference space on-demand at their locations worldwide. The Company incurred $570 of expenses for the nine month period ended September 30, 2018.

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease. Rent expense for the nine months ended September 30, 2018 and 2017, was $16,848 and $-0-, respectively.

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

In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. These 1,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense over the twenty-four month the term of the agreement. For the nine months ending September 30, 2018, $95,833 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Conversion Labs PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of the Company’s common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of the Company’s common stock for each $500,000 distributed by Conversion Labs PR to the Company. For each consultant, the amount of shares of common stock to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares of common stock when Conversion Labs PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares of common stock. For the year ended December 31, 2016, 2,300,000 restricted shares of common stock have been issued related to the Consultant. The Company valued the shares of common stock at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period.

In addition, the Consultant Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s common stock at a price of $0.20 per share (including a cashless exercise feature) when Conversion Labs PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.20 per share. As of September 30, 2018 no bonus shares had been issued, and no options have been granted under the Consultant Agreement.

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2017, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of September 30, 2018, $26,357 were included in other current assets and as of December 31, 2017, $14,039 was included in accounts payable and accrued expenses in regard to this agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At September 30, 2018, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s financial position.

NOTE 10 – PRODUCT DEPOSIT

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. As of September 30, 2018, the Company has $106,700 of products deposit with multiple vendors for the purchase of raw materials for products we sell online.

NOTE 11 – RELATED PARTY TRANSACTIONS

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President and CEO, employment of the Company’s former President and CEO’s wife, and legal and business advisory services provided by one of the Company’s directors.

Conversion Labs PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, the Company’s current Chief Executive Officer, and incurred $93,045 and $181,244 for the nine months ended September 30, 2018 and 2017, respectively, for services. For the three months ended September 30, 2018, the Company has incurred $32,582 and $138,687, respectively, for these services.

Taggart International Trust (“Taggart”), a shareholder of the Company, provides credit card processing services through one or more merchant banks. Taggart did not receive any compensation for these services.

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. These 1,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense over the twenty-four month the term of the agreement. For the nine months ending September 30, 2018, $95,833 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

JSDC, Inc., owned by our current CEO, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber, our current CEO, and incurs expense of approximately $4,000 a month for this office space.

In December 2017, Conversion Labs PR received two working capital loans from Robert Kalkstein, the Company’s CFO, and from Mr. Schreiber, the Company’s CEO, for $50,000 and $75,000, respectively. These loans accrue at 2% interest per month and mature in February 2018. Accrued interest relating to the loans were $1,867 as of December 31, 2017. In February 2018, these loans were repaid in full.

During 2017, the Company issued a total of 1,319,211 shares of common stock to Mr. Schreiber pursuant to a conversion of Conversion Labs PR equity contributions of $303,419 into equity of the Company.

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

NOTE 12 – SUSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

On October 25, 2018, the Company’s board of directors unanimously decided to amend warrants with a two-year term issued to warrant holders issued between January 2017 and March 2017 with an exercise price of $0.40 per share. The Company amended the warrants to provide for an additional three-year term to warrant holders as consideration for them entering into a call agreement with the Company, so that when the Company’s common stock trades above or over $0.75 per share for at least ten consecutive days. The Company has repriced the grant date fair value as of September 30, 2018 and recognized additional expense as stock-based compensation of approximately $128,000.

On October 31, 2018, the Company entered into a loan agreement with a private lender for $200,000. The Loan agreement requires the one-time fee of $30,000 which is due on the maturity date of April 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company (“Conversion Labs PR”), and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

We are an internet-based direct response marketing company that in-licenses, acquires and creates innovative and proprietary products that are sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have three commercial stage products as follows:

●	Shapiro MD: Launched in the second quarter of 2017, Shapiro MD is a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair.
●	iNR Wellness MD: Launched in the first quarter of 2018, iNR Wellness MD is a nutritional supplement for immune support.
●	PDF Simpli: Launched in the second quarter of 2018, PDF Simpli is a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%.

During the year ended December 31, 2017, we manufactured, distributed and sold natural immune support products; namely proprietary yeast beta glucans which are natural extracts that have been shown through testing and analysis and scientific research to support the immune system. Yeast beta glucans are classified as generally recognized as safe (“GRAS”) by the Food and Drug Administration (“FDA”). Our products are used in oral and topical applications. Historically, we have sold our proprietary additives, for both oral and topical use, and focused primarily via business-to-business to large dietary supplement and cosmetic companies.

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

During 2016, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. Some of the entities contracted to provide these services had been determined to be variable interest entities (“VIEs”) and were consolidated in the Company’s financial statements. The one (1%) percent fee received by these VIEs was eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. By our year ending December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

We historically have expended a significant amount of our funds on obtaining and protecting our patents, trade secrets and proprietary products. We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace.

We have historically operated with limited capital and have funded operations in the past through the sales of our products and loans and advances from our executives and directors. Late in the year ended 2016 and early in 2017, the Company issued several 11% subordinated promissory notes to accredited investors for total borrowings of $200,000, which were satisfied in 2016 and 2017. In late 2017, we obtained $125,000 in promissory notes from our executive officers, which were satisfied in early 2018. We plan on our operating business (in conjunction with proceeds from debt and equity financings completed in 2016 and early 2017) to be able to fund operations through 2018. However, in the event we require additional operating capital, we may have to depend on sources other than operating revenues to meet our operating and capital needs. No assurance can be given that such sources will be available, and no assurance can be given that our executive officers or other directors who have, in the past, willingly funded operations will commit to do so in the future, or that we will be successful in our endeavors to raise additional capital. For additional information regarding these and other risks please see “Risk Factors” contained in our annual report for the fiscal year ended December 31, 2017 and filed with the SEC on April 2, 2018.

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

In the first quarter of 2018 we sold assets and certain liabilities related to our legacy business that manufactured raw yeast beta glucan. As a result of this divestiture, we now solely operate our online direct marketing business owned by Conversion Labs PR.

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Conversion Labs PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, which operates a marketing-driven software solutions business. In consideration for Conversion Labs PR’s purchase of the Membership Interests, Conversion Labs PR paid $150,000 (the “Initial Payment”) to the sellers upon execution of the purchase agreement. Additionally, Conversion Labs PR may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”):

(i)	$100,000 to the sellers on the 90-day anniversary of the Purchase Agreement, so long as LSS’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and
(ii)	$100,000 to the sellers on the 180-day anniversary of the purchase agreement, so long as LSS’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

On September 16, 2018, we modified our agreement with LegalSimpli so that LegalSimpli shall be paid such amounts, regardless of whether the Milestones are achieved.  In addition, regardless of whether LegalSimpli achieves any such Milestones, Conversion Labs PR will retain full ownership of the Membership Interests.

Significant Developments During and Subsequent to the Three Months Ended September 30, 2018

Amended and Restated Operating Agreement of Conversion Labs PR LLC

On July 23, 2018, we entered into an Amended and Restated Operating Agreement of Conversion Labs PR (formerly “Immudyne PR LLC”), the Company’s majority-owned subsidiary (the “Amended Operating Agreement”). Amendments to the Amended Operating Agreement were made specifically to (i) correct existing ambiguities; and (ii) to define the preferred equity interest to be issued to Mr. Sean Fitzpatrick by Conversion Labs PR in connection with his appointment as the Company’s Chief Acquisition Officer.

Appointment of Chief Acquisition Officer and Compensatory Arrangements

On October 25, 2018, our Board of Directors ratified the appointment of Mr. Sean Fitzpatrick as the Company’s Chief Acquisition Officer (“CAO”) and approved the Company’s entrance into an employment agreement with Mr. Fitzpatrick (the “Fitzpatrick Employment Agreement”). Mr. Fitzpatrick is currently the President of LegalSimpli, a majority owned subsidiary of the Conversion Labs PR.

Pursuant to the Fitzpatrick Employment Agreement, by and between the Company, Conversion Labs PR and Mr. Fitzpatrick, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000.00, subject to the terms of the Amended Operating Agreement (the “Equity Interest”). The Equity Interest is not payable by the Company and will not be reflected in the Company’s books and records. In addition, Mr. Fitzpatrick will be eligible for a performance based bonus payable in cash is to be determined within the first ninety (90) days of Fitzpatrick’s employment. As a full-time employee of the Company, Mr. Fitzpatrick will be eligible to participate in all of the Company’s benefit programs. We or Mr. Fitzpatrick may terminate the employment of Mr. Fitzpatrick at any time and for any reason, with or without notice. In the event of termination, Mr. Fitzpatrick shall be entitled to all option shares vested prior to the date of termination. The Fitzpatrick Agreement is for a term of five (5) years commencing on July 23, 2018 (the “Term”). Mr. Fitzpatrick will also receive a warrant (the “Fitzpatrick Warrant”) to purchase five million (5,000,000) shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), exercisable for a period of ten (10) years at an exercise price of $0.30 per share which vests pursuant to the vesting schedule contained in the Fitzpatrick Warrant.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the three months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	$	% of Sales	$	% of Sales

Net Sales	2,494,424		2,051,734
Cost of sales	439,701	18%	535,572	26%
Gross profit	2,055,723	82%	1,516,162	74%
Operating expenses	2,494,354	100%	1,789,729	87%
Operating (Loss)	(438,631)	(18)%	(273,567)	(13)%
Change in fair value of derivative liability	-	-%	(377,213)	(18)%
Interest (expense)	(147,664)	(6)%	(1,111)	-%

Loss from continuing operations	(586,295)	(23)%	(651,891)	(32)%
Income from discontinued operations, including gain on sale, net of income taxes	-	-%	-	-%
Net income (loss)	(586,295)	(23)%	(651,891)	(32)%

Net Income (loss) attributable to noncontrolling interests	(37,318)	(1)%	27,172	(1)%
Net Income (loss) attributable to Conversion Labs, Inc.	(548,977)	(22)%	(679,063)	(33)%

Net Sales

Sales were approximately $2.5 million for the three months ended September 30, 2018, compared to approximately $2.1 million for the three months ended September 30, 2017. The increase of approximately 22% is attributed mainly to more resources being invested into our in-licensed patented hair loss shampoo, conditioner, and leave in foam continuing to increase during the third quarter of 2018.

Cost of Sales

Total cost of sales was approximately $439,000 for the three months ended September 30, 2018, compared to approximately $536,000 for the three months ended September 30, 2017. The decrease in our cost of sales was mainly due to better inventory pricing and margin of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the third quarter of 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $2.1 million for the three months ended September 30, 2018, compared to approximately $961,000 for the three months ended September 30, 2017, an increase of approximately 36%. The increase in our gross profit was a result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 39% to approximately $2.50 million for the three months ended September 30, 2018, from approximately $1.8 million for the three months ended September 30, 2017. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $525,000 over from the three-months ended September 30, 2018 compared to the three-months ended September 30, 2017. We also had increased professional fees, however lower general and administrative and compensation and related expense costs during the comparable period.

Net Loss

Net loss from continuing operations for the three months ended September 30, 2018 was approximately $586,000, compared to net income from continuing operations of approximately $652,000 for the three months ended September 30, 2017. Our net loss from continuing operations for the three months ended September 30, 2018 was mostly attributable to our increased marketing efforts, whereas our net income from continuing operations for the three months ended September 30, 2017 was mostly attributable to the change in fair value of derivative liability, offset by mostly general and administrative expenses as we incurred costs while launching the online marketing of products.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	$	% of Sales	$	% of Sales

Net Sales	6,139,551		3,583,614
Cost of sales	1,329,881	22%	1,068,174	30%
Gross profit	4,809,670	78%	2,515,440	70%
Operating expenses	6,125,108	100%	3,389,470	95%
Operating (Loss)	(1,315,438)	(21)%	(874,030)	(24)%
Change in fair value of derivative liability	-	-%	496,617	14%
Interest (expense)	(205,192)	(3)%	(650,718)	(18)%

Loss from continuing operations	(1,520,630)	(25)%	(1,028,131)	(29)%
Income from discontinued operations, including gain on sale, net of income taxes	925,738	15%	-	-%
Net income (loss)	(594,892)	(10)%	(1,028,131)	(29)%

Net Income (loss) attributable to noncontrolling interests	(66,160)	(1)%	(41,752)	(1)%
Net Income (loss) attributable to Conversion Labs, Inc.	(528,732)	(9)%	(986,379)	(28)%

Net Sales

Sales were approximately $6.1 million for the nine months ended September 30, 2018, compared to approximately $3.6 million for the nine months ended September 30, 2017. The increase of approximately 71% is attributed mainly to more resources being invested into our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the third quarter of 2018.

Cost of Sales

Total cost of sales was approximately $1.3 million for the nine months ended September 30, 2018, compared to approximately $1.1 for the nine months ended September 30, 2017. The increase in our cost of sales was mainly due to increased sales as of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the third quarter of 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $4.8 million for the nine months ended September 30, 2018, compared to approximately $2.5 million for the nine months ended September 30, 2017, an increase of approximately 91%. The increase in our gross profit was a result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 81% to approximately $6.1 million for the nine months ended September 30, 2018, from approximately $3.4 million for the nine months ended September 30, 2017. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $2.4 million over from the nine months ended September 30, 2018 compared to the nine-months ended September 30, 2017. The increase was partially offset by decreases in compensation expenses and professional fees, and lower general and administrative costs during the comparable period.

Net Loss

Net loss from continuing operations for the nine months ended September 30, 2018 was approximately $15 million compared to net income from continuing operations of approximately $1.0 million for the nine months ended September 30, 2017. Our net loss from continuing operations for the nine months ended September 30, 2018 was mostly attributable to our increased marketing efforts, whereas our net income from continuing operations for the nine months ended September 30, 2017 was mostly attributable to the change in fair value of derivative liability, offset by mostly general and administrative expenses as we incurred costs of while launching the online marketing of products. As a result of the sale of our Nutraceutical and Cosmetic Additives business, we recorded net income from discontinued operations of approximately $926,000 for the nine months ended September 30, 2018 versus net income from discontinued operations of approximately $0 for the nine months ended September 30, 2017. We consolidated the operations of our joint venture, Conversion Labs PR and reflected a non-controlling interest for 21.8333% of these operations. Net loss attributable to the Company as a percentage of sales was approximately 17% for the nine months ended September 30, 2018, compared to net income as a percentage of sales of approximately 89% for the nine months ended September 30, 2017. Our net loss during the period was mostly attributable to the increasing in marketing efforts.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Current assets	$1,564,233	$1,263,810
Current liabilities	699,882	640,971
Working capital	$864,351	$622,839

We had positive net working capital of $864,351 at September 30, 2018, resulting in an increase  of $241,512 in working capital from net working capital of $622,839 at December 31, 2017. The ratio of current assets to current liabilities was 2.23 to 1 at September 30, 2018.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(489,201)	$(315,689)
Net cash used in investing activities	241,445	-
Net cash provided by financing activities	513,649	695,888
Change in cash	$265,893	$380,199

Operating Activities

Net cash used in operating activities was $489,201 for the nine months ended September 30, 2018 primarily due to the net loss of $594,892 and a gain on discontinued operations of $918,537, partially offset by accounts payable and accrued expenses.

Net cash from operating activities was $315,689 for the nine months ended September 30, 2017. Cash from operating activities during the three months ended August 31, 2017 was primarily due to the net loss of $1,028,131, offset by loss on settlement of notes and other payables and common stock issued for services.

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $241,445 from the proceeds from the sale of the Company’s legacy business.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $513,649, of which $550,000 was received from the issuance of convertible notes, partially offset by repayments of notes payable totaling $167,479.

For the nine months ended September 30, 2017, net cash used in financing activities was $695,888, of which $673,245 was for sale of common stock and warrants, partially offset by $250,463 for payment of notes payable.

Going Concern and Future Financing

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

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and convertible loans that have enabled us to fund our operations, these funds have been largely used to supplement our working capital, although additional funds are needed for other corporate operational and working capital purposes. At this time and at our current burn rate, we have sufficient capital to fund our operations through the balance of this fiscal year. At this time, we have not determined the amount that may be needed. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Equity Financings

In March 2018, the Company issued 500,000 shares of common stock valued at $120,000 to a consultant for over a one-year term. In May 2018, the Company amended the agreement with the consultant whereby the Company rescinded the 500,000 shares of common stock and reissued 250,000 shares of common stock. The 250,000 shares of common stock issued on May 14, 2018, were valued at $62,500.

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. These 1,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense over the twenty four month term of the agreement.

In May 2018, the Company issued 200,000 shares of common stock valued at $56,000 to a consultant for services over a three month term. The Company is recognizing the expense at the time of issuance.

Debt Financings

In January 2017, the Company borrowed $200,000 and issued a promissory note with a 5% original issue discount for a total principal amount of $210,000. The loan incurred 11% interest per annum and matured in various tranches from February 2017 through April 2017. In addition, the Company issued 217,391 shares of common stock related to this note. In February 2017, the Company repaid $70,000 of the principal balance of this note. In March 2017, the Company converted the remaining $140,000 of the principal balance of this note and accrued interest of $2,212 in exchange for 559,179 shares of common stock and 304,348 warrants to purchase shares of common stock which satisfied the note in full. The fair market value of the shares and warrants issued upon conversion was determined to be $566,030, of which $423,818 was included in loss on extinguishment of debt.

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

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, the Company purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, the Company agreed to issue one (1) share of its common stock to JOJ for every dollar the Company realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30- day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO, is the President and owner of JOJ. The initial assessment of this transaction was determined not to meet the basis of an exchange transaction per ASC 845-10-20. The Company will reassess the off-balance sheet arrangement at each reporting period to determine the any change in the accounting as an off-balance sheet arrangement.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i) Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii) Insufficient Written Policies and Procedures. We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines.

(iii) No Written Whistleblower Policy. We have no written whistleblower policy.

(iv) Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(v) Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(vi) Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

Other than those included in the Company’s Registration Statement No. 333-225920 on Form S-1 filed with the SEC on June 27, 2018, as amended, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with his appointment as Chief Acquisition Officer, The Company issued Mr. Fitzpatrick a warrant to purchase five million (5,000,000) shares of the Company’s common stock, exercisable for a period of ten (10) years at an exercise price of $0.30 per share pursuant to the vesting schedule contained in the warrant.

The Company issued Nicholas Alvarez an option to purchase 600,000 shares of the Company’s common stock, exercisable for a period of ten (10) years at an exercise price of $0.23 per share which vests 200,000 equally at the 7-month, 16-month, and 25-month anniversaries of Mr. Alvarez’s agreement, which had an effective date of July 26, 2018.

All of the securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously reported.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10)	Material Agreements
10.1	Amended and Restated Operating Agreement of Immudyne PR LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018)
10.2‡	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 29, 2018)
10.3	Form of Fitzpatrick Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 29, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

‡ Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Director (Principal Executive Officer)
Date: November 14, 2018

By:	/s/ Robert Kalkstein
Robert Kalkstein
Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2018