Form 10-Q/A
period 2018-09-30
CONVERSION LABS, INC.
filed 2018-12-04
CIK 948320

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Conversion Labs, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2018, and is being filed solely to (i) correct a scrivener’s error in Part I, Item 1. Financial Statements, which inadvertently referenced the period ended June 30, 2018 and the six months ended June 30, 2018, and (ii) to include reference in Part I, Item 1, to an additional issuance of common stock which resulted in immaterial revisions to the consolidated balance sheets, statement of operations and cash flows. None of the other information previously disclosed in the Form 10-Q is modified by this amendment. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the Form 10-Q.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Mine Safety Disclosures

ITEM 5.	Other Information

ITEM 6.	Exhibits	22

SIGNATURES		23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$407,272	$141,379
Trade accounts receivable, net	175,631	128,190
Other receivables	-	-
Product deposit	106,700	16,500
Inventory, net	623,446	681,258
Other current assets	251,184	-
Assets held for sale	-	296,483
Total Current Assets	$1,564,233	$1,263,810

Non-current assets
Intangible assets, net	$335,131	$-
Total non-current assets	335,131	-

Total Assets	$1,899,364	$1,263,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$684,274	$391,759
Notes payable	-	167,479
Convertible notes payable, net	-	-
Deferred revenue	15,608	-
Liabilities held for sale	-	81,733
Total Current Liabilities	699,882	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 45,334,957 and 44,493,063 shares issued, 44,819,757 and 43,977,863 outstanding as of September 30, 2018 and December 31, 2017, respectively	453,349	444,930
Additional paid-in capital	12,339,491	11,500,537
Accumulated deficit	(11,375,579)	(10,899,843)
	1,417,261	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ Equity (Deficit)	1,253,560	881,923

Non-controlling interest	(54,078)	(259,084)

Total Stockholders’ Equity (Deficit)	1,199,482	622,839

Total Liabilities and Stockholders’ Equity (Deficit)	$1,899,364	$1,263,810

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$2,495,424	$2,051,734	$6,139,551	$3,583,614

Cost of Sales	439,701	535,572	1,329,881	1,068,174

Gross Profit	2,055,723	1,516,162	4,809,670	2,515,440

Operating expenses
Compensation and related expenses	321,933	529,361	787,898	1,131,805
Professional fees	410,340	99,964	852,498	321,548
Marketing expenses	1,407,911	882,845	3,576,096	1,182,715
General and administrative expenses	301,174	277,559	855,620	753,402
Total operating expenses	2,441,358	1,789,729	6,072,112	3,389,470

Operating Loss	(385,635)	(273,567)	(1,262,442)	(874,030)

Change in fair value of derivative liability	-	(377,213)	-	496,617
Interest (expense)	(147,664)	(1,111)	(205,192)	(650,718)

Income (Loss) from continuing operations	(533,299)	(651,891)	(1,467,634)	(1,028,131)
Income from discontinued operations, including gain on sale, net of income taxes	-	-	925,738	-
Net income (loss)	(533,299)	(651,891)	(541,896)	(1,028,131)

Net income (loss) attributable to noncontrolling interests	(37,318)	27,172	(66,160)	(41,752)

Net income (loss) attributable to Conversion Labs, Inc.	$(495,981)	$(679,063)	$(475,736)	$(986,379)

Basic income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	-	-	-
Diluted income (loss) per share attributable to Conversion Labs, Inc. from continuing operation	(0.01)	(0.01)	(0.03)	(0.02)
Diluted income per share attributable to Conversion Labs , Inc. from discontinued operation	$-	$-	$-	$-

Average number of common shares outstanding
Basic	44,436,030	40,849,638	43,708,092	44,160,477
Diluted	44,436,030	47,254,218	43,708,092	44,160,477

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(541,896)	$(1,028,131)

Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-	(496,617)
Amortization of debt discount	181,309	81,558
Amortization and depreciation	41,891
Bad debt recovery	-	(49,119)
(Gain) loss on discontinued operations and disposal	(918,537)	-
Loss on settlement of notes and other payables	-	634,325
Stock compensation expense	458,850	162,741
Issuance of warrants for services	-	-
Common stock issued for services		498,930
Changes in Assets and Liabilities
Trade accounts receivable	(47,441)	216,870
Other receivables	-	2,250
Product deposit	(90,200)	(119,899)
Inventory	57,812	(217,530)
Other current assets	(138,050)	-
Deferred revenue	15,348	-
Accounts payable and accrued expenses	208,426	(1,067)
Net cash (used) by operating activities of continuing operations	(772,488)	(315,689)
Net cash used in operating activities of discontinued operations	283,287	-
Net cash (used in) provided by operating activities	(489,201)	(315,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary, net of cash received	(148,555)	-
Proceeds from sale of legacy business	390,000	-
Net cash provided by (used in) investing activities	241,445	-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	127,048	63,378
Proceeds from notes payable	-	386,376
Proceeds from convertible note payable	550,000
Repayment of convertible note payable	-	(100,000)
Repayment of notes payable	(167,479)	(250,463)
Proceeds from options exercise	4,080
Sale of common stock and warrants	-	673,245
Purchase of treasury stock	-	(76,648)
Net cash provided by financing activities	$513,649	695,888

Net increase in cash	265,893	380,199

Cash at beginning of the period	141,379	182,561

Cash at end of the period	$407,272	$562,760

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$-

Issuance of company stock for notes and other payables	$-	$242,192
Retirement of stock	$460,000	$-
Stock repurchase from shareholder	$460,000	$-
Conversion of liability as consideration on sale of legacy business	$150,000	-
Conversion of equity invested in subsidiary to common stock and warrants	$-	$272,203
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-	$1,636,590
Warrants issued in relation to debt	$533,691	-
Conversion of notes payable	$310,752	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversion Labs, Inc. (“Conversion Labs,” “we,” “us,” “our,” the “Company”) is an internet-based direct response marketing company that in-licenses, acquires and creates innovative and proprietary products that are sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have three commercial stage products including Shapiro MD, a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair, iNR Wellness MD, a nutritional supplement for immune support, and PDF Simpli, a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

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

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

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

In May 2018, the Company borrowed $550,000 and issued convertible notes in connection therewith. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. In the event the average VWAP (as defined) for the consecutive five trading days preceding but not including the six month anniversary of the original issue date of the note is less than the then conversion price in effect on such six month anniversary date, then the conversion price shall be reduced to 80% of the VWAP for the ten trading days following (but not including) such six month anniversary date, subject to further reduction. In addition, the Company issued warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note. For the nine months ended September 30, 2018, amortization of debt discount was $181,309.

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

The valuation allowance overall decreased by approximately $419,209 during the nine months ended September 30, 2018. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

Net operating loss	$1,197,251
Accounts receivable reserves	-
Inventory reserves	-
Stock compensation	378,958
Net deferred tax asset	1,576,209
Valuation allowance	(1,576,209)
Total	$-

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

In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $108,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four month term of the agreement. For the nine months ending September 30, 2018, $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

For the nine months ended September 30, 2018 and 2017, the net loss of Conversion Labs PR attributed to the Company amounted to $23,145 and $68,924, respectively.

For the three months ended September 30, 2018 and 2017, the net loss of Conversion Labs PR attributed to the Company amounted to $35,842 and $41,194, respectively.

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

On October 1, 2017, Michael Borenstein was appointed to our Board of Directors. In connection with his appointment, Mr. Borenstein received a ten-year, fully-vested option to purchase 100,000 shares of our common stock at a price of $0.35 per share. In addition, Mr. Borenstein received four, ten-year options, each to purchase 75,000 shares of our common stock at prices of $0.25, $0.25, $0.35, and $0.35 per share, which vest upon the Company reaching $4,000,000, $5,000,000, $6,000,000 and $7,000,000 in earnings before income taxes, respectively.

In October 2017, the Company entered into a consulting agreement with Mr. Robert Kalkstein, the Company’s Chief Financial Officer, and issued him a ten-year option to purchase 500,000 shares of common stock at a price of $0.40 per share, vesting 30% upon signing, 35% vesting on the two-year anniversary of the agreement and 35% vesting on the three year anniversary of the agreement. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the nine months ended September 30, 2018 and 2017, $49,974 and $0, respectively, has been recognized as expense. For the three months ended September 30, 2018 and 2017, $16,658 and $0, respectively, has been recognized as expense.

Accordingly, stock-based compensation for the nine months ended September 30, 2018 and 2017 included $204,750 and $406,247, respectively, related to such service-based stock options.

Accordingly, stock-based compensation for the three months ended September 30, 2018 and 2017 included $0 and $292,725, respectively, related to such service-based stock options.

A Summary of the outstanding service-based options are as follows:

Number of
Options
Balance at December 31, 2016	10,700,273
Issued	1,600,000
Exercised	(1,339,473)

Balance at December 31, 2017	10,960,800
Issued	600,000
Expired	(500,000)
Exercised	(40,800)
Balance at September 30, 2018	11,020,000

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

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $383,470 and $142,045 for the nine months ended September 30, 2018 and 2017, respectively. Performance-Based Stock Options and Warrants issued for service amounted to $127,388 and $28,523 for the three months ended September 30, 2018 and 2017, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 8 – ROYALTIES

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the nine months ended September 30, 2018 and 2017, the Company recognized $12,036 and $65,318, respectively, in royalty expense related to this agreement. As of September 30, 2018, $26,357 was included in other current assets and as of December 31, 2017, $14,039 was included in accounts payable and accrued expenses in regard to this agreement. In addition, the Company shall pay a performance fee in relation to this agreement. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 of the performance fee (see Note 8).

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

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease. Rent expense for the nine months ended September 30, 2018 and 2017, was $16,848 and $0, respectively.

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

In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four month term of the agreement. For the nine months ending September 30, 2018, $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

In addition, the Consultant Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s common stock at a price of $0.20 per share (including a cashless exercise feature) when Conversion Labs PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.20 per share. As of September 30, 2018 no bonus shares have been issued, and no options have been granted under the Consultant Agreement.

Sole and Exclusive License, Royalty, and Advisory Agreement

On September 1, 2016 Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2017, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of September 30, 2018, $26,357 was included in other current assets and as of December 31, 2017, $14,039 was included in accounts payable and accrued expenses in regard to this agreement.

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

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the nine months ending September 30, 2018 and 2017, $72,000 and $0, respectively, has been expensed and included in compensation and related expenses on the consolidated statement of operations. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four month term of the agreement. For the nine months ending September 30, 2018, $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

NOTE 12 – SUBSEQUENT EVENTS

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
Date: December 4, 2018

By:	/s/ Robert Kalkstein
Robert Kalkstein
Chief Financial Officer (Principal Financial Officer)
Date: December 4, 2018