Form 10-K
period 2018-12-31
CONVERSION LABS, INC.
filed 2019-04-01
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55857

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

800 Third Avenue, Suite 2800, New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (866) 351-5907

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 46,882,305 shares of common stock outstanding as of March 29, 2019. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was $7,018,883, as computed by reference to the closing price of such common stock on such date.

CONVERSION LABS, INC.

2018 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new brands;

●	the impact of competitive products and pricing;

●	supply constraints or difficulties;

●	general economic and business conditions;

ii

●	our ability to continue as a going concern;

●	our need to raise additional funds in the future;

●	our ability to successfully recruit and retain qualified personnel;

●	our ability to successfully implement our business plan;

●	our ability to successfully acquire, develop or commercialize new products and equipment;

●	intellectual property claims brought by third parties; and

●	the impact of any industry regulation.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company, (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company, (“Conversion Labs PR”) and Conversion Labs Asia Limited, a Hong Kong company, (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

iii

PART I

ITEM 1. BUSINESS

General

Conversion Labs, Inc., a Delaware corporation, is the parent company of majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company, Conversion Labs PR, LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company. Conversion Labs, Inc. was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB.

Business Overview

Conversion Labs, Inc. is a diversified online direct response marketing company that creates, in-licenses, and acquires proprietary and innovative consumer products that address large unmet needs in the online marketplace. We sell our products directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we sell our products to traditional retailers, wholesalers and physicians’ offices.

We currently have four commercial stage brands in our portfolio:

●	Shapiro MD: Launched in 2017, Shapiro MD is a patented line of shampoo, conditioner and leave-in foamer for thicker, fuller hair. The Shapiro MD line also includes a U.S. Food and Drug Administration (“FDA”) approved minoxidil product and a supplement for hair loss.

●	iNR Wellness MD: Launched in 2018, iNR Wellness MD is a beta glucan nutritional supplement for immune support. There are a multitude of published studies, many noted on the National Institute of Health website, relating to the health benefits of beta glucan. The FDA and the European Food Safety Authority have approved health claims related to the maintenance or reduction of blood cholesterol and consumption of 3 grams of beta-glucan daily.

●	Scarology: Launched in 2019, Scarology is a proprietary 3 step Scar Care System designed to improve the overall color, texture and appearance of scars. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets.

●	PDF Simpli: Launched in 2018, PDF Simpli is a PDF conversion software-as-a-service (SaaS) product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%. Subsequently, concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC.

Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of advertising expenses and service fees to maintain skilled professionals to market our products online. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations.

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

In the first quarter of 2018 we sold all assets and liabilities related to our legacy business that manufactured raw yeast beta glucan. As a result of this divestiture, we now solely operate our online direct marketing business through our majority-owned operating subsidiary, Conversion Labs PR.

Our Products

We currently have four commercial stage brands. Generally, our business model is to license or acquire innovative products that address large, global unmet needs which can be placed onto our internet based or “online” direct response marketing platform. We seek to protect the market position of our products with intellectual property, trade secrets, trademarks and brand equity. Our brands and products are as follows:

Shapiro MD®

Launched in the second quarter of 2017, Shapiro MD is a patented line of hair products designed to help men and women regain thicker, fuller and healthier looking hair. The products in our Shapiro MD line currently include a shampoo, a conditioner, a leave-in foamer, and a “product” which contains Minoxidil, an FDA-approved product for hair growth. Additionally, we are in the process of adding an FDA-cleared laser cap to our Shapiro MD product line. The Shapiro MD Shampoo and Conditioner are the result of 15 years of research and development by Dr. Steven Shapiro and Dr. Michael Borenstein. The Shapiro MD product line is protected by two U.S. patents and typically contains three naturally-occurring dihydrotestosterone (DHT) blocking ingredients. DHT is widely believed to be the main culprit of balding/hair-loss. Clinical research on the ingredients used in Shapiro MD products has been published in scientific journals, including U.S. National Library of Medicine National Institutes of Health, International Journal of Dermatology and European Hair Research Society.

iNR Wellness MD®

Launched in 2018, iNR Wellness MD is a nutritional supplement for immune support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans. Beta glucans, or β-Glucans, are a natural extract considered to be “biological response modifiers” that support the immune system. Our three naturally occurring beta glucans have clinically shown to support the human immune system and are commonly used as an OTC supplement to reduce cholesterol levels, maintain healthy blood glucose levels, and support the immune system. Our spokespersons for our iNR Wellness MD brand include Dr. Joseph DiTrolio, Dr. Jack Gilbert, and Dr. Liz Lipski, who are leading doctors/researchers in fields such as urology, microbiology, and nutrition. General scientific research on beta glucans has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Harvard University, and North Carolina State University. As more studies are conducted on beta glucans, we believe the potential benefits to human health will continue to emerge. Although the Food and Drug Administration (“FDA”) has historically endorsed the consumption of oat glucan/dietary fiber as an aid to lower cholesterol, most of the testing and analysis or scientific research mentioned in this annual report has not been subject to oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

PDF Simpli

Launched in 2018, PDFSimpli is a PDF conversion software, which we acquired in June 2018 through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company. PDFSimpli enables users to convert, edit and sign PDF documents and has had over 3 terabytes of documents converted or edited by customers from the legal, financial, real-estate and academic sectors. As of February 28, 2019, PDFSimpli was ranked in the top 100,000 websites globally, in which it was also ranked in the top 2,500 for specific countries and has more than 650,000 registered users globally. PDFSimpli has had over 3 terabytes of documents converted or edited by customers from the legal, financial, real-estate and academic sectors.

Scarology™

Launched in 2018, Scarology is a topically applied scar healing solution delivered through a day and night routine. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets. The Scarology system was developed by two prominent dermatologists and has been tested extensively in a clinical environment. The current global scar treatment market, per Grand View Research’s 2017 Scar Treatment Industry Market Research Report, is estimated to be more than $10 billion and is expected to grow to more than $34.5 billion by 2025.

Growth Strategy

We actively seek to acquire, license and develop products and brands with large untapped e-commerce potential and proven business models. We intend to continue to grow revenue and profitability of our commercial stage consumer products. We also expect that PDFSimpli will continue to grow and will achieve profitability in 2019. We continue to actively seek new brands to buy or license to expand our product offerings and add to our growth.

We have begun selling all of our products in international markets and we believe this represents a significant growth opportunity for us. We also entered into a strategic partnership in Asia in 2018. Accordingly, we are in the process of building an e-commerce infrastructure in Asia where we anticipate completion in the first half of 2019.

In early 2019, we also launched a service-based business under the name Conversion Labs Media LLC, which will be used to run e-commerce marketing campaigns for other online businesses. Conversion Labs Media LLC intends to develop, run, and optimize advertising and media strategies for third parties looking to continue their growth on online platforms such as Amazon, Google, and Facebook. These services will be monetized through a monthly consulting model or on a revenue share basis.

Marketing

We advertise our products on social media platforms, search engines, Amazon, and third-party websites or selling platforms (the “Marketing Platforms”). We develop marketing content, such as images or videos (the “Marketing Content”), that we pay to have marketed through the Marketing Platforms. We manage the cost per click, customer acquisition cost, and other key performance indicators on the Marketing Platforms to determine if certain campaigns are successful. When a potential customer clicks on the Marketing Content, they are typically taken to landing pages for specific campaigns that show the offer of our brands where they can purchase our products online.

In early 2019, we also launched a service-based business under the name Conversion Labs Media LLC, which will be used to run e-commerce marketing campaigns for other online businesses. Under this entity, we will create similar Marketing Content and landing pages, which we may manage for clients on the Marketing Platforms.

Manufacturing

We use third-parties to manufacture and package our products according to the formulas and packaging guidelines we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only “tableting,” encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of December 31, 2018, we utilized two (2) suppliers for finished goods, three (3) suppliers for packaging and bottles and one (1) supplier for labeling. For the period ended December 31, 2018, we purchased 100% of our finished goods from two (2) manufacturers.

We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacturing of our products. An unexpected interruption or a shortage in supply could adversely affect our business derived from these products. We are not substantially dependent on any raw material supplier or packaging supplier since alternative sources of materials, with equal quality, could be quickly obtained if any of our current suppliers cease to supply us adequately.

We rely on our contract manufacturers to maintain the quality of product components as new products are assessed and developed. As we evaluate the needs for certain products within existing or new markets, we develop the most effective formulas and rely on our third-party suppliers to provide certain raw materials and our manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the raw materials that the suppliers provide and the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency. In addition, we select those manufacturers who themselves adhere to high standards of good manufacturing practices.

Competition

The markets we sell into are large and highly competitive. Numerous online brands compete with us for customers throughout the United States and internationally in the hair loss, scarring, immune support and PDF conversion verticals. We also compete with traditional mass merchandisers, drug store chains, independent pharmacies and health food stores.

With respect to our consumer products, we believe that our competitive advantage lies in the quality of our products, endorsements of our products from opinion-leading physicians and experts, and, most importantly, our ability to optimally market our products directly to consumers.

The Company’s competitors include, among others, Guthy Renker LLC, L’Oréal S.A., Atlantic Coast Media Group, LLC, Hims, Inc. and The Estée Lauder Companies Inc. Many of our competitors are substantially larger and more experienced than us, have longer operating histories, higher visibility and brand recognition and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

Intellectual Property

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials from third-parties and we rely on those third-parties to defend their proprietary rights, copyrights and technologies.

From time-to-time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include Shapiro MD®, iNR Wellness MD®, Scarology™ and Purpurex®. We currently own these brand names as registered trademarks and substantially all of our net sales were from products bearing these brands. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry’s development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

We rely primarily on proprietary trade secrets and extensive experience to operate our online direct response marketing platform. We have two U.S. patents relating to our Shapiro MD products’ method for treatment of hair loss with a combination of natural ingredients with one granted on March 24, 2015 and the other on January 3, 2017. In order to protect the confidentiality of our intellectual property, including trade secrets, know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.

Government and Environmental Regulation

Our business is heavily regulated by the FDA and the FTC. The FDA enforces the FDCA and Dietary Supplement Health and Education Act (“DSHEA”) as they pertain to foods, food ingredients, cosmetics and dietary supplement production and marketing. Dietary supplements are regulated as a category of food, not as drugs. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws. Our hair loss and scarring products are regulated as cosmetics under the Federal Food, Drug and Cosmetic Act.

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

Advertising and product claims regarding the efficacy of products are also regulated by the FTC. The FTC regulates the advertising of dietary supplements, cosmetics and other health-related products to ensure that any advertising is truthful and not misleading, and that an advertiser maintains adequate substantiation for all product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

Under current U.S. regulations, our products must comply with certain labeling requirements enforced by the FDA and FTC, but otherwise generally are not required to receive regulatory approval prior to introduction into the U.S. market. We believe that we are in compliance with all material government regulations applicable to our products.

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

Employees

As of March 29, 2019, we have 16 full-time and no part-time employees. Our full-time employees work in the following places:

●	Five in Huntington, Beach, CA under Conversion Labs, Inc.

●	Seven in San Juan, PR under Conversion Labs PR LLC

●	Four in San Juan, PR under Legal Simpli Software LLC

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Company and Business

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

Our independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern as of December 31, 2018. If we are unable to fund operations through our operating business and are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We have generated losses and not yet achieved positive cash flows, which may adversely affect our liquidity and ability to continue as a going concern.

We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon establishing increased cash flow from operations or securing other sources of financing. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall, and our shareholders may lose all or a significant portion of their investment.

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

Our Revenue Growth Depends on Consumers’ Willingness to Adopt our Products.

Our growth is highly dependent upon the adoption by consumers of our products, and we are subject to a risk of any reduced demand for our products. If the market for our products does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for our products is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

If we undertake product recalls or incur liability claims with respect to our products, such recalls or claims could increase our costs and adversely affect our reputation, business and results of operations.

Our yeast beta glucan nutritional supplement products are designed for human consumption and we face product recalls or liability claims if the use of our products is alleged to have resulted in injury or death. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations. While we do maintain product liability insurance coverage, we cannot be sure that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

If we lose our President and Chief Executive Officer or are unable to attract and retain additional qualified personnel, the quality of our products may decline, and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our President and Chief Executive Officer, Justin Schreiber. We estimate that Mr. Schreiber spends approximately 60% of this time related to the Company’s activities. Loss of his services could adversely affect our ability to achieve our business objectives, if we are unable to find a suitable replacement. Mr. Schreiber is an integral factor in establishing relationships and the continued development of our business depends upon his continued employment. If he were to resign or retire, we would have to find a suitable replacement who shared his expertise and relationships. Any delay in finding a suitable replacement would adversely affect the pace at which we are able to successfully grow our business and could harm our existing business, resulting in a decrease in sales and revenue.

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

We Face Risks Arising from Acquisitions.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition, multiple acquisitions within a short period of time, or miscalculate expected returns on an acquisition.

The Success of Our Business Depends in Large Part on Our Ability to Protect and Enforce Our Intellectual Property Rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that we may issue in the future, with respect to pending or future patent applications, may not provide sufficient broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet.

Changes to Federal, State or International Laws or Regulations Applicable to Our Company Could Adversely Affect Our Business.

Our business is subject to a variety of federal, state and international laws and regulations. These laws and regulations, and the interpretation or application of these laws and regulations, could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

We may be subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

Our operations may be subject to environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations concern, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, the clean-up of hazardous substance releases, and the emission or discharge of materials into the air or water. Although we currently incur limited expenditures in connection with these environmental, health and safety laws and regulations, if we fail to comply with the requirements of such laws and regulations or if such laws change significantly in the future, we could incur substantial additional costs to alter our manufacturing processes and/or adjust our supply chain management. Such changes could also result in significant inventory obsolescence. Compliance with environmental, health and safety requirements could also restrict our ability to expand our facilities in the future.

Risks Related to Marketing

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

Many of our competitors are larger and have greater financial and other resources than us.

Our products compete and will compete with other similar products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

We may never develop any additional products to commercialize.

We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

●	we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;

●	our products may not prove to be safe and effective in clinical trials;

●	we may experience delays in our development program;

●	any products that are approved may not be accepted in the marketplace;

●	we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

●	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

●	rapid technological change may make our products obsolete;

●	we may be unable to effectively protect our intellectual property rights, or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

●	we may be unable to obtain or defend patent rights for our products.

If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third-parties to sell, market and distribute our products, our business may be harmed.

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

We may also need to contract with third-parties in order to market our products. To the extent that we enter into arrangements with third-parties to perform marketing and distribution services, our product revenue could be lower and our costs higher than if we directly marketed our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

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

Because of these factors, we may seek to raise additional capital both to meet our projected operating plans and to fund our longer-term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

In addition, the stock markets, including the over-the-counter markets where we are quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

A description of our leased premises is as follows:

Property Description

Principal Executive Offices:

●	Located at 1460 Broadway, New York, NY 10036 (ended in January 2019)

●	Located at 800 Third Avenue, Suite 2800, New York, NY 10022 (Began February 2019)

●	Month-to-month lease

●	Virtual office with no actual office space, but have the ability to lease conference space from time-to-time

●	Monthly costs of $99 per month

Office Space:

●	Located in Huntington Beach, California.

●	Thirty-six-month lease ending February 28, 2021

●	Consists of 1,239 sq. ft.

●	Office supports staff dedicated to marketing

●	Monthly costs of $2,106 for the first twelve months

Office Space:

●	Located in Puerto Rico

●	Month-to-month lease

●	Consists of approximately 1,000 sq. ft.

●	Monthly costs are $4,000 per month

We believe that our existing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is qualified for quotation on the OTC Markets-OTCQB under the symbol “CVLB” and has been quoted on the OTCQB since February 8, 2013. Previously, our common stock was quoted on the OTC Markets-OTC Pink Current, under the symbol “IMMD.”

As of March 26, 2019, there were 321 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB on March 26, 2019 was $0.15. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of December 31, 2018.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

In March 2018, the Company issued 500,000 shares of common stock valued at $120,000 to a consultant. In May 2018, the Company amended the agreement with the consultant whereby the Company rescinded the 500,000 shares of common stock and reissued 250,000 shares of common stock. The 250,000 shares of common stock issued on May 14, 2018, were valued at $62,500.

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019, valued in the aggregate amount of $230,00 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company.

In May 2018, the Company issued 200,000 shares 200,000 shares of common stock valued at $56,000 to a consultant for services over a three-month term. The Company is recognizing the expense at the time of issuance.

During the year end December 31, 2018, the Company had convertible note holders convert 1,498,442 shares at a conversion price of $0.23 per share, resulting in a decrease to convertible notes of approximately $344,641 during the year.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2018 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2018, as compared to the fiscal year ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2018 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate History and Overview

We are an internet-based direct response marketing company that in-licenses, acquires and creates innovative and proprietary products that are sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have four commercial stage products as follows:

●	Shapiro MD: Launched in the second quarter of 2017, Shapiro MD is a patented line of shampoo, conditioner, and leave-in foamer for thicker, fuller hair.

●	iNR Wellness MD: Launched in the first quarter of 2018, iNR Wellness MD is a nutritional supplement for immune support.

●	PDF Simpli: Launched in the second quarter of 2018, PDF Simpli is a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%.  Subsequently, concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC.

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

Material Developments During 2018

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

In the first quarter of 2018 we sold assets and certain liabilities related to our legacy business that manufactured raw yeast beta glucan. As a result of this divestiture, we now solely operate our online direct marketing business, Conversion Labs PR.

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Conversion Labs PR entered into a membership interest purchase agreement (the “LegalSimpli Purchase Agreement”) with LegalSimpli Software, LLC (“LegalSimpli”) and its members (the “LegalSimpli Sellers”), whereby Conversion Labs PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a marketing-driven software solutions business. In consideration for Conversion Labs PR’s purchase of the Membership Interests, Conversion Labs PR paid $150,000 (the “Initial Payment”) to the LegalSimpli Sellers upon execution of the LegalSimpli Purchase Agreement. Additionally, Conversion Labs PR may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”):

(i)	$100,000 to the LegalSimpli Sellers on the 90-day anniversary of the LegalSimpli Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and

(ii)	$100,000 to the sellers on the 180-day anniversary of the LegalSimpli Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance.

On September 16, 2018, we modified our agreement with LegalSimpli so that LegalSimpli shall be paid regardless of whether the Milestones are achieved. In addition, regardless of whether LegalSimpli achieves any such Milestones, Conversion Labs PR will retain full ownership of the Membership Interests.

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

Pursuant to the Fitzpatrick Employment Agreement, by and between the Company, Conversion Labs PR and Mr. Fitzpatrick, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000.00, subject to the terms of the Amended Operating Agreement (the “Equity Interest”). The Equity Interest is not payable by the Company and will not be reflected in the Company’s books and records. In addition, Mr. Fitzpatrick will be eligible for a performance-based bonus payable in cash is to be determined within the first ninety (90) days of Fitzpatrick’s employment. As a full-time employee of the Company, Mr. Fitzpatrick will be eligible to participate in all of the Company’s benefit programs. We or Mr. Fitzpatrick may terminate the employment of Mr. Fitzpatrick at any time and for any reason, with or without notice. In the event of termination, Mr. Fitzpatrick shall be entitled to all option shares vested prior to the date of termination. The Fitzpatrick Agreement is for a term of five (5) years commencing on July 23, 2018 (the “Term”). Mr. Fitzpatrick will also receive a warrant (the “Fitzpatrick Warrant”) to purchase five million (5,000,000) shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), exercisable for a period of ten (10) years at an exercise price of $0.30 per share which vests pursuant to the vesting schedule contained in the Fitzpatrick Warrant.

Results of Operations

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Our financial results for the year ended December 31, 2018 are summarized as follows in comparison to the year ended December 31, 2017:

	Year Ended December 31,
	2018		2017
	$	% of Sales	$
Sales	$8,324,129		$3,681,827
Cost of sales	1,969,061	24%	1,017,876	28%
Gross profit	6,355,068	76%	2,663,951	72%
Operating expenses	8,411,208	101%	3,892,306	106%
Loss from operations	(2,056,140)	(25)%	(1,228,355)	(33)%
Other income (expenses)	(354,388)	(4)%	(150,915)	(4)%
Income from continuing operations before provision for income taxes	(2,410,528)	(29)%	(1,379,270)	(37)%
Income taxes (Benefit)	124,700	1%	-	0%
Income from discontinued operations, including gain on sale, net of income taxes	925,739	11%	160,821	4%
Net Income (loss)	(1,360,089)	(16)%	(1,218,449)	(33)%
Net income (loss) attributable to noncontrolling interests	(119,262)	(1)%	(12,488)	0%
Net income (loss) attributable to Conversion Labs, Inc.	$(1,240,827)	(15)%	$(1,205,961)	(33)%

Overall sales for the year ended December 31, 2018 were approximately $8.32 million, an increase of 126% from approximately $3.68 million during the year ended December 31, 2017 (adjusted for discontinued operations). Our increase in sales was primarily attributable to the increase in sales made by our Shapiro MD products segment which accounted for approximately 97.8% of sales for Conversion Labs PR in the fiscal year 2018; which increased as a result of successful online marketing efforts.

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased by approximately 93% to approximately $1.97 million in 2018 compared to approximately $1.02 million in 2017 (adjusted for discontinued operations). The increase in our cost of sales was due to our increased sales and related increase in merchant and other processing fees incurred to generate sales from our products segment, as well as increased margins from sales of LegalSimpli software subscriptions.

Gross profit increased by approximately 139% to approximately $6.35 million in 2018 compared to approximately $2.66 million in 2017 (adjusted for discontinued operations) as a result of our increased sales and cost of sales. Gross profit as a percentage of sales increased to approximately 76% in 2018 from approximately 72% in 2017 due to the shift in the composition of our sales between periods from primarily supplement products sold in previous years to higher margin shampoo and hair products. As well as the acquisition of software product LegalSimpli which has higher margins than our other consumer product offerings.

Operating Expenses

	Year Ended December 31,
	2018	2017
Compensation and related expenses	$1,409,871	$1,088,247
Professional fees	822,368	420,751
Marketing expenses	5,080,131	1,641,358
General and administrative expenses	1,098,838	741,950
Total	$8,411,208	$3,892,306

Operating expenses for the year ended December 31, 2018 were approximately $8.4 million, as compared to $3.89 million for the same period in 2017, representing an increase of 116%. The increase is primarily attributable to:

(i)	An increase of approximately $3.4 million in marketing expenses as a result of additional marketing expenses to increase sales

(ii)	An increase of approximately $39,000 in professional fees mainly attributed to expenses related to the Company’s legal fees to defend patents and trademark infringements.

(iii)	An increase of approximately $195,000 in amortization expenses included in general and administrative expenses mainly related to the purchase of LegalSimpli.

(iv)	An increase of approximately $746,000 due to the discontinued operations from the sale of CVLB’s legacy business.

Other income (expenses), net

	Year Ended December 31,
	2018	2017
Change in fair value of derivative liability	$-	$502,830
Loss on extinguishment of debt	-	(553,222)
Interest (expense)	(354,388)	(100,523)
Total	$(354,388)	$(150,915)

Other income (expenses), net for the year ended December 31, 2018, increased by approximately $203,000, compared to the same period in 2017. The increase in other income(expense) is primarily attributable to:

(i)	An increase of approximately $553,000 due to there being no loss on extinguishment of debt during 2018.

(ii)	Offset by an increase of approximately $254,000 in interest expenses due to the amortization of debt discount on convertible loans and loans.

Tax benefit for the year ended December 31, 2018, increased by approximately $124,000, compared to the same period in 2017. The increase in tax expenses is mainly due to an overpayment and the benefit from an increase in net operating loss carryforwards.

Working Capital

	December 31,
	2018	2017
Current assets	$1,605,070	$1,263,810
Current liabilities	1,192,397	640,971
Working capital	$412,673	$622,839

Current assets increased by $341,260, which was primarily attributable to an increase in cash and cash equivalents due to proceeds from convertible notes and notes payable during the year ended December 31, 2018.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017
Net loss	$(1,360,089)	$(1,218,449)

Net cash used in operating activities	(905,518)	(817,216)
Net cash provided by investing activities	141,445	-
Net cash provided by financing activities	802,787	776,034
Increase (decrease) in cash and cash equivalents	$38,714	$(41,182)

Since inception, the Company has funded operations through the sales of its products, issuance of common stock and through loans and advances from officers and directors.

Net cash used in operating activities was approximately $909,518 for the fiscal year ended December 31, 2018, as compared with net cash used in operating activities of approximately $817,216 for the same period in 2017.

Net cash used in investing activities for the fiscal year ended December 31, 2018 was approximately $141,445, as compared with approximately $0 for the same period in 2017. Net cash used in investing activities was primarily due to sales of legacy business for $390,000 offset by the purchases of membership interest in LegalSimpli and purchases of intangible assets.

During the year ended December 31, 2018, our financing activities consisted of proceeds from convertible notes payable and notes payable of $550,000 and $325,000, respectively; which were offset by the repayment of notes payable of $232,559.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, the Company has an accumulated deficit approximating $12.2 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2018, and projected cash needs for 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 fiscal year. Management will need to raise the additional funds through potential equity or debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

For the Company’s product-based contracts with customers, the Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population.

The Company began testing a trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trail period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue.

For the Company’s software subscription-based contracts with customers, the Company records the sales after completion of the customers 14-day free trail and at the end of the service period for which the customer purchased a monthly subscription or records revenue over time as the yearly subscription lapses. The Company offers either a monthly subscription or a yearly subscription to the Company’s software. The Company offers a discount for purchase of the yearly subscription, which must be paid at initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly subscriptions for the software are recorded net of discount.

Customer discounts, returns and rebates in the year ended December 31, 2018 and 2017 approximated $552,000 and $300,000, respectively.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, our management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing our income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact us. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. We will continue to analyze the provisions of the Tax Reform Law to assess the impact on our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the implementation of this new pronouncement to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2018, we dismissed Rosenberg Rich Baker Berman & Company (“RRBB”) as the Company’s independent registered public accounting firm, effective as of such date.

The audit report of RRBB on the consolidated financial statements of the Company for the most recent fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report for the year ended December 31, 2017 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the Company’s most recent fiscal year ended December 31, 2017 and during the subsequent interim period from January 1, 2018 through April 10, 2018, (i) there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to RRBB’s satisfaction, would have caused RRBB to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RRBB with a copy of the disclosures in this report prior to filing with the Securities and Exchange Commission (the “SEC”). A copy of RRBB’s letter dated April 13, 2018 to the SEC, stating whether it agrees with the statements made in this report, is filed as Exhibit 16.1 to this report.

On April 5, 2018, we engaged BF Borgers CPA PC (“BF”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018.

During the fiscal years ended December 31, 2017 and December 31, 2016 and during the subsequent interim period from January 1, 2018 through April 10, 2018, neither the Company nor anyone on its behalf consulted BF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of our Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its chief executive and chief financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(ii)	inadequate segregation of duties consistent with control objectives;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respects to the requirements and application of both US GAAP and SEC Guidelines;

(iv)	inadequate security and restricted access to computer systems including a disaster recovery plan; and

(v)	no written whistleblower policy.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

(i)	continue to search for and evaluate qualified independent outside directors;

(ii)	re-design of our accounting processes and control procedures;

(iii)	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

(iv)	review and improve current accounting policies and procedures and develop a thorough document detailing said policies and procedures with respects to the requirements and application of both US GAAP and SEC Guidelines;

(v)	identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan; and

(vi)	develop a written whistleblower policy.

During the fiscal year ended December 31, 2018, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During 2018 the Company’s shipping partner implemented an online inventory system which gives the Company access to near-real time data. Management believes this improvement will significantly help the Company improve its visibility to the status of their inventory, improve the accuracy period accounting and controls over its product. During the first quarter of fiscal year 2018, we appointed a Chief Executive Officer, formally the President of Immudyne PR. Management feels the appointment will improve oversight of internal controls over financial reporting.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors, executive officer and certain significant employees and their ages, positions and biographical information as of December 31, 2018.

Name	Age	Position
Justin Schreiber	36	President, Chief Executive Officer and Director
Robert Kalkstein	37	Chief Financial Officer
Stefan Galluppi	32	Chief Operating Officer, Chief Technology Officer and Director
Sean Fitzpatrick	36	Chief Acquisition Officer
John R. Strawn, Jr.	58	Chairman
Anthony G. Bruzzese, M.D.	64	Director
Michael Borenstein, M.D.	49	Director
Ryan Aldridge	37	Former Director
Dr. Joseph V. DiTrolio, M.D.	68	Director and Chief Medical Officer (U.S.)
Mark McLaughlin	60	Former President, Former Chief Executive Officer and Former Director (through February 2018)

Our board of directors consists of six members: Anthony G. Bruzzese, M.D., John R. Strawn, Jr, Dr. Joseph DiTrolio, M.D, Stefan Galluppi, Justin Schreiber, and Michael Borenstein, M.D. The directors will serve until our next annual meeting and until their successors are duly elected and qualified.

Justin Schreiber – President, Chief Executive Officer and Director

Mr. Schreiber was appointed President and CEO of Conversion Labs, Inc. upon the closing of the sale of the legacy beta glucan business in February 2018. Mr. Schreiber was appointed as Immudyne PR’s President on April 1, 2017. Mr. Schreiber is the President and founder of JLS Ventures, an investment and capital markets advisory firm that invests in and consults with emerging growth publicly-traded companies. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France. We estimate that Mr. Schreiber spends approximately 60% of this time on the activities of the Company. The balance of his time is spent between his other entities.

Robert Kalkstein – Chief Financial Officer

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

Stefan Galluppi – Chief Operating Officer, Chief Technology Officer and Director

Stefan Galluppi was the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne. Stefan Galluppi is the Chief Executive Officer of Conversion Labs PR LLC and the Chief Operating Officer of Conversion labs, Inc. Mr. Galluppi resigned as a Director of Conversion Labs, Inc. in February 2018 upon the sale of the legacy beta glucan business but was re-appointed after the resignation of Mr. Aldridge on May 31, 2018.

Sean Fitzpatrick – Chief Acquisition Officer

On October 25, 2018, Sean Fitzpatrick was appointed as the Chief Acquisition Officer of the company. Mr. Fitzpatrick is currently the President of LegalSimpli Software LLC (“LSS”), a majority owned subsidiary of the Conversion Labs PR. Mr. Fitzpatrick combines over 10 years of experience in marketing with a strategic approach to margin optimization following a career in bankruptcy law. Previously, he had been involved in ten companies holding positions including Head of Customer Acquisition and Senior Director of Marketing and adviser to SEO Radar. From 2014 through 2018, Mr. Fitzpatrick was the Head of Customer Acquisition for BOLD PR LLC, an online technology company in the competitive career space. From 2008 to 20018, he was a consultant of multiple companies including Reply! Inc., YouCaring LLC (now part of GoFundMe) and Jolly Technology Inc. Mr. Fitzpatrick has an undergraduate degree from University of California, Santa Cruz, a Juris Doctor from Santa Clara University, School of Law, and is an active member of the California Bar Association in good standing.

Anthony G. Bruzzese, M.D. – Director

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

We believe that Dr. Bruzzese is qualified to serve on our Board of Directors because of his knowledge of internal medicine and life sciences which will assist us in our future growth and expansion plans.

John R. Strawn, Jr – Chairman

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

We believe that Mr. Strawn is qualified to serve on our Board of Directors because of his many years of legal experience and knowledge of intellectual property statutes.

Dr. Joseph V. DiTrolio, M.D. – Director and Chief Medical Officer (U.S.)

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

We believe that Dr. DiTrolio is qualified to serve on our Board of Directors because of his medical background and business acumen.

Dr. Michael Borenstein, M.D. – Director

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

We believe that Dr. Borenstein is qualified to serve on our Board of Directors because of his knowledge of dermatology and life sciences which will assist us in our future growth and expansion plans.

Director Independence

The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Strawn, Mr. Bruzzese, and Mr. DiTrolio have qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

Audit Committee

We currently have no standing audit committee or committee performing similar functions, nor do we have written audit committee charter.

Compensation Committee

We currently have no standing compensation committee or committee performing similar functions, nor do we have written compensation committee charter.

Nominating and Corporate Governance Committee

We currently have no standing nominating committee or committee performing similar functions, nor do we have written nominating committee charter.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely, except for Dr. Anthony Bruzzesse’s Form 3 filed on May 2, 2018 reporting his ownership of 1,189,761 shares of common stock and 950,800 options to purchase common stock, Mr. Joseph DiTrolio’s acquisition of 10,000 shares of common stock and 452,500 options to purchase common stock and Mr. Justin Schreiber’s acquisition of 5,000 share of common stock. Each of these acquisitions has since been reported by the reporting persons.

Corporate Code of Conduct and Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2018 and 2017 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark McLaughlin Former President, Former Chief Executive Officer and Former Director (2)	2018 2017	24,267 145,600	- -	- -	- 351,318	(3)	- -	- -	- -	24,267 496,918
Justin Schreiber President, Chief Executive Officer, and Director (4)	2018 2017	- -	- -	460,000 -	- -		- -	- -	- 2,120,212	460,000 2,120,212
Stefan Galluppi Chief Operating Officer, Chief Technology Officer and Director (5)	2018 2017	72,000 72,000	- -	- -	- -		- -	- -	- -	72,000 72,000
Robert Kalkstein Chief Finanical Officer (6)	2018 2017	- -	- -	- -	- 199,897		- -	- -	90,000 8,250	90,000 208,147
Sean Fitzpatrick Chief Acquisition Officer (7)	2018 2017	72,000 -	- -	260,416 -	- -		- -	- -	29,750 -	362,166 -

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin received no compensation for serving as a member of our Board of Directors. Mr. McLaughlin resigned as President, Chief Executive Officer and as a member of the Board of Directors on February 2, 2018.

(3)	We entered into a new employment agreement with Mr. McLaughlin on July 1, 2017 and he was granted two options to purchase common stock at $0.25 per share and $0.35 per share, each for 500,000 that vest upon the Company achieving $6,000,000 and $7,000,000 in pre-tax earnings, which were each valued at $141,471 and $139,898, respectively. Mr. McLaughlin also received a ten-year option to purchase 750,000 shares of common stock vesting at 250,000 shares immediately and 250,000 each on the anniversary date of his agreement and each struck at $0.35, which was valued at $69,949.

(4)	Pursuant to the operating agreement of Immudyne PR, Mr. Schreiber was appointed as Immudyne PR’s President on April 1, 2016. In connection therewith, the Company entered into a services agreement with JLS Ventures, LLC, an entity owned and controlled by Mr. Schreiber. A total of 1,150,000 shares of the Company’s common stock were issued to JLS Ventures, LLC in 2016, with a grant date fair value of $345,000. The Company retained the right to rescind the issuance of 1,000,000 shares of common stock issued to JLS Ventures LLC in the event Immudyne PR does not distribute at least $500,000 to the Company by December 31, 2016. On July 14, 2017, JLS Ventures LLC also received 900,000 shares worth $432,000. Mr. Schreiber was appointed as a member of the Board on June 24, 2017. Mr. Schreiber received performance-based options worth $1,688,212 on July 1, 2017. Mr. Schreiber became the Company’s President and Chief Executive Officer on February 2, 2018. The Company entered into a 2-year agreement with Mr. Schreiber to perform services as our Chief Executive Officer and, as compensation for his role as Chief Executive Officer, will receive 2,000,000 shares, valued at $460,000, of restricted stock whereby 1,000,000 shares will vest equally on March 20, 2018 and January 1, 2019. Mr. Schreiber will not receive cash compensation for serving as our Chief Executive Officer.

(5)	Pursuant to the operating agreement of Immudyne PR, Mr. Galluppi was appointed as Immudyne PR’s Chief Executive officer on April 1, 2016. In connection the therewith, the Company entered into a services agreement with American Nutra Tech, an entity owned and controlled by Mr. Galluppi. A total of 1,150,000 shares of the Company’s common stock were issued to American Nutra Tech in 2016, with a grant date fair value of $345,000. The Company retains the right to rescind the issuance of 1,000,000 shares of common stock issued to American Nutra Tech and is currently in negotiations with respect to such shares as well as Mr. Galluppi’s overall compensation. Mr. Galluppi was appointed as a member of the Board effective June 24, 2017. Mr. Galluppi was paid $6,000 per month for twelve months in 2017 and 2018. Mr. Galluppi resigned as a Director of Immudyne, Inc. in February 2018 upon the sale of the legacy beta glucan business but was reappointed in May 2018.

(6)	On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of the Company. Mr. Kalkstein entered into a consulting agreement with the Company, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

(7)	On October 25, 2018, Sean Fitzpatrick was appointed as the Chief Acquisition Officer of the company. Pursuant to the Fitzpatrick Employment Agreement, by and between the Company, Conversion Labs PR and Mr. Fitzpatrick, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000.00 subject to the terms of the Amended Operating Agreement (the “Equity Interest”). In addition, Mr. Fitzpatrick received a ten-year option to purchase 5,000,000 shares common stock at a price of $0.30 per share, which vest according to the following terms (1) 2,500,000 option shares shall vest in forty-eight (48) equal monthly installments until all 2,500,000 option shares have vested upon the four-year anniversary of this Agreement, (2) 500,000 option shares shall vest upon the Company achieving at least $20,000,000 in annual revenue, (3) 500,000 option shares shall vest upon the Company achieving at least $30,000,000 in annual revenue, (4) 500,000 option shares shall vest upon the Company achieving at least $40,000,000 in annual revenue, (5) 500,000 option shares shall vest upon the Company achieving at least $50,000,000 in annual revenue, (6) 500,000 option shares shall vest upon the Company achieving at least $75,000,000 in annual revenue.

Employment Agreements

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

On February 8, 2018, Mr. McLaughlin resigned from all of his positions with the Company and terminated his employment agreement. Mr. McLaughlin agreed to waive any and all rights to any severance that he may have otherwise been entitled to by virtue of his resignation from the Company.

On July 23, 2018, we entered into an employment agreement with Sean Fitzpatrick. Pursuant to the employment agreement, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000.00 subject to the terms of the Amended Operating Agreement (the “Equity Interest”). In addition, Mr. Fitzpatrick received a ten-year option to purchase 5,000,000 shares common stock at a price of $0.30 per share, which vest according to the following terms (1) 2,500,000 option shares shall vest in forty-eight (48) equal monthly installments until all 2,500,000 option shares have vested upon the four-year anniversary of this Agreement, (2) 500,000 option shares shall vest upon the Company achieving at least $20,000,000 in annual revenue, (3) 500,000 option shares shall vest upon the Company achieving at least $30,000,000 in annual revenue, (4) 500,000 option shares shall vest upon the Company achieving at least $40,000,000 in annual revenue, (5) 500,000 option shares shall vest upon the Company achieving at least $50,000,000 in annual revenue, (6) 500,000 option shares shall vest upon the Company achieving at least $75,000,000 in annual revenue.

Piñeiro Employment Agreement

On March 15, 2019 the Company and Mr. Piñeiro entered into an employment agreement (the “Piñeiro Employment Agreement”) whereby Mr. Piñeiro shall earn a salary of $84,000 per annum (the “Piñeiro Salary”). In addition to the. Piñeiro Salary, he shall be eligible for an annual discretionary bonus of up to 100% of the Piñeiro Salary and subject to approval of the Board, the Company shall issue to Mr. Piñeiro options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23 (the “Options”). The Piñeiro Employment Agreement may be terminated without notice by either party at any time for any reason.

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

On February 9, 2019, Robert Kalkstein, Chief Financial Officer of Conversion Labs, Inc. (the “Company”), tendered his resignation to the Company’s Board of Directors (the “Board”), effective March 31, 2019. Mr. Kalkstein did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Kalkstein will continue to serve as an advisor to the Chief Executive Officer of the Company. In connection with Mr. Kalkstein’s resignation, the Company agreed to amend that certain consulting agreement entered into on September 26, 2017 by and between the Company and Mr. Kalkstein (the “Kalkstein Consulting Agreement”), to: (i) forego $32,500 of the $42,500 cash currently owed to Mr. Kalkstein pursuant to the Kalkstein Consulting Agreement; (ii) decrease the exercise price of 500,000 options to purchase the Company’s common stock previously granted to Mr. Kalkstein (the “Kalkstein Options”) from $0.40 per share to $0.28 per share; (iii) accelerate the vesting of 150,000 Kalkstein Options with such options to vest on March 31, 2019; and (iv) cancel 200,000 unvested Kalkstein Options, the vesting of which was not accelerated.

Services Agreements

On April 1, 2016, the Company entered into two services agreements (the “Services Agreements”) with each of JLS Ventures, LLC (“JLS”), an entity wholly owned and operated by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech (“American NutraTech”), an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Conversion Labs PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Conversion Labs PR. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Conversion Labs PR did not distribute at least $500,000 to the Company by December 31, 2016. Conversion Labs PR did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS, the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones, as listed below, being achieved by Conversion Labs PR as specified in the Services Agreements.

●	For each $500,000 distributed by Conversion Labs PR the Company shall issue 150,000 restricted shares to American NutraTech;

●	Upon receipt of $1.25 million in cash from Conversion Labs PR, American NutraTech shall be issued 750,000 restricted shares of Conversion Labs, Inc. common stock and a ten-year option to buy 1 million shares at $0.20 per share;

●	Upon receipt of $2 million in cash from Conversion Labs PR, American NutraTech shall be issued an additional 750,000 restricted shares of Conversion Labs, Inc. common stock and a ten-year option to buy an additional 1 million shares at $0.20 per share; and

●	Upon receipt of $3 million in cash from Conversion Labs PR, American NutraTech shall be issued an additional 750,000 restricted shares of Conversion Labs, Inc. common stock and a ten-year option to buy an additional 750,000 shares at $0.20 per share.

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

Outstanding Equity Awards as of December 31, 2018

The following sets forth information concerning the outstanding equity awards held by our Named Executive Officers as of December 31, 2018.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		(#)	Date	(#)	($)	(#)	($)
Justin Schreiber	1,000,000	-	-		$0.20	5/30/2022	-	-	-	-
Stefan Galluppi	-	-	-		-	-	-	-	-	-
Robert Kalkstein	150,000	350,000	350,000	(1)	$0.40	10/1/2027	-	-	-	-
Sean Fitzpatrick	-	-	-		-	-	-	-	-	-

(1)	Options vest on the second and third anniversary of Mr. Kalkstein’s agreement at 175,000 shares each on October 2, 2019 and October 2, 2020. On February 9, 2019, Mr. Kalkstein resigned as Chief Financial Officer, effective March 31, 2019. In connection with Mr. Kalkstein’s resignation (a) the exercise price of the 500,000 stock options previously awarded was reduced from $0.40 per share to $0.28 per share, (b) the vesting of 150,000 options was accelerated to March 31, 2019 and (c) the remaining 200,000 unvested options were cancelled.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony G. Bruzzese, M.D.	-	-	-	-	-	-	-
John R. Strawn, Jr.	-	-	-	-	-	-	-
Ryan Aldridge(2)	-	-	-	-	-	-	-
Joseph DiTrolio, M.D.	-	-	-	-	-	-	-

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)

On May 31, 2018, the Company was informed that Mr. Aldridge voluntarily resigned as a member of the Board, and from all other positions with the Company and its Subsidiaries to which he has been assigned regardless of whether he served in such capacity, effective as of that date. Mr. Aldridge has agreed to serve as an advisor to the Company but will not receive further compensation for these services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of March 26, 2019 (the “Determination Date”), regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of the Determination Date, through the exercise of any option, warrant or similar right (such instruments being deemed to be “presently exercisable”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of presently exercisable options and warrants are considered to be outstanding. These shares, however, are not considered outstanding as of the Determination Date when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 46,882,305 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the address of each of the shareholders listed below is: c/o Conversion Labs, Inc., 800 Third Avenue, Suite 2800, New York, NY 10022.

Security Ownership of 5% or greater Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Mark McLaughlin(3)	6,080,100	13%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Justin Schreiber(2)	8,639,894	18.4%
Stefan Galluppi(4)	1,150,000	2.5%
Anthony G. Bruzzese, M.D.(5)	1,300,133	2.8%
John R. Strawn(6)	1,902,333	4.1%
Joseph DiTrolio, M.D.(7)	637,500	1.4%
Michael Borenstein, M.D.(8)	426,086	0.9%
Robert Kalkstein(9)	500,000	1.1%
Directors & Executive Officers as a Group (7 persons)	14,555,946	31.2%

Notes:

(1)	Percentage of ownership is based on 46,882,305 shares of our common stock outstanding as of March 26, 2019.

(2)	Consists of (i) 7,212,897common shares held by JOJ Holdings, LLC, (ii) warrants to purchase 876,997 ordinary shares issuable upon exercise of outstanding warrants at a price of $0.40 per share held by JOJ Holdings, LLC, (iii) 500,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share, and (iv) 50,000 ordinary shares issuable upon exercisable of outstanding options at a price of $0.25 per share. Mr. Schreiber has sole voting and dispositive power over all shares and warrants held of record by JOJ Holdings, LLC.

(3)	Consists of (i) 2,342,100 common shares held, (ii) 1,448,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, (iii) 1,000,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share, (iv) 250,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share, and (v) 1,040,000 shares held of record by McLaughlin International, Inc. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(4)	Consists of 1,150,000 shares held by American Nutra Tech, LLC, a company that Mr. Galluppi has sole voting and dispositive power.

(5)	Consists of (i) 640,133 common shares, (ii) 560,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, and (iii) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share.

(6)	Consists of (i) 2,333 common shares held by John Strawn, Jr., (ii) 300,000 common shares held by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, (iii) 1,000,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, (iv) 500,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share, and (v) 100,000 ordinary shares issuable upon exercise of outstanding options at a price $0.35.

(7)	Consists of (i) 62,500 common shares, (ii) 350,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, (iii) 100,000 of ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share, and (iv) 125,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share.

(8)	Consists of (i) 217,390 common shares held by Pilaris Laboratories, LLC, (ii) 108,696 ordinary shares issuable upon exercise of outstanding warrants at a price of $0.40 per share held by Pilaris Laboratories, LLC, and (iii) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share. Mr. Bornstein is the holder of a 50% equity interest in Pilaris Laboratories, LLC.

(9)	Consists of 500,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

We do not have any equity compensation plans approved by shareholders as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	any promoters and control persons; and

●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

The CEO and CFO of the Company are responsible for reviewing and assessing the relevance of proposed relationships and transactions with related parties and ratify agreements for execution on behalf of the Company. From time to time, our officers or directors have made short term advances for our operating needs. Details of the advances during the reporting periods are outlined below.

Justin Schreiber, our President and CEO, provided a $100,000 loan to the Company in December of 2016 that bore no interest, and which was repaid in full in March 2017. In addition, in January of 2017, Riptide Capital purchased $100,000 of 11% promissory notes of the Company, guaranteed by Mr. Schreiber and Mr. McLaughlin, and Riptide Capital was issued 217,391 shares of its Common Stock in connection with this purchase. $70,000 of the principal amount of this note has been repaid as of the date hereof, with the remainder settled in stock and warrants. Finally, Mr. Schreiber also received 434,782 shares of common stock in November of 2016 for a conversion of an equity contribution to Conversion Labs PR (f/k/a Immudyne PR) and was issued 217,391 two-year warrants with an exercise price of $0.40 per share in connection with such conversion. A similar equity contribution conversion took place in January and November of 2017, whereby Mr. Schreiber received 1,319,211 shares of common stock and 659,606 2-year warrants at an exercise price of $0.40 per share.

On December 7 and December 12, 2017, Justin Schreiber and Robert Kalkstein loaned $75,000 and $50,000, respectively, to Conversion Labs PR (f/k/a Immudyne PR) at interest rates of 2% per month via promissory notes. As of the date of this Form 10-K filing, both promissory notes have been satisfied.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, the Company purchased 1,000,000 shares of Blockchain Industries, Inc. from JOJ for $1,000. As additional consideration for the purchase, the Company agreed to issue one (1) share of the Company common stock to JOJ for every dollar the Company realizes from any sale of the shares of Blockchain Industries, Inc. purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares.

On January 20, 2018, the Company, entered into a definitive purchase agreement (the “Agreement”) with Mark McLaughlin, our former President, Chief Executive Officer and Director (though February 2018), through which the Purchaser, via a to be formed entity (“Newco”), agreed to purchase the assets and liabilities (the “Assets”) of the Company’s yeast beta glucan manufacturing business for $850,000 (the “Asset Purchase Agreement”), $650,000 of which was paid on the consummation of the transactions contemplated by the Asset Purchase Agreement on February 2, 2018 (the “Closing Date”), and $200,000 of which is payable within 120 days following the Closing Date (collectively the “Purchase Price”). Further, the Company agreed to enter into a supply agreement with Newco to purchase all of the yeast beta glucan for its iNR Wellness products for a period of one year and is entitled to the non-exclusive rights to the use of the name “Immudyne” for a period of sixty days from the Closing Date.

On February 7, 2018 (the “Effective Date”), the Company and Mr. McLaughlin entered into an amendment to the Asset Purchase Agreement (the “First Amendment”) to amend the Purchase Price of the Assets, whereby Mr. McLaughlin agreed, through Newco, to purchase the Assets of the Company, for the following (i) two million (2,000,000) shares of the Company’s common stock payable on February 12, 2018 the Closing Date (ii) One Hundred and Ninety Thousand Dollars ($190,000) payable on the Closing Date, and (c) Two Hundred Thousand Dollars ($200,000) payable within 120 days following the Closing Date.

Brunilda McLaughlin, the wife of Mr. McLaughlin, our former President, was the Company’s full-time accounting and accounts receivable employee. Under a 2011 employment agreement with Mrs. McLaughlin, we compensated her for her full-time services with (a) cash compensation of $3,000 per month; (b) 10-year, fully-vested options with cashless exercise rights to purchase 200,000 shares of our common stock at $0.20 per share; (c) 10-year, fully-vested options with cashless exercise rights to purchase 100,000 shares of our common stock at $0.40 per share, such options to become exercisable upon our achieving $5 million in revenues in any fiscal year prior to the expiration date; and (d) an annual incentive bonus award amounting to 0.5% of our pre-tax earnings.

In July 2017, the Company and Brunilda McLaughlin entered into a three-year employment agreement effective July 1, 2017. Upon signing as additional compensation, the Company issued a ten-year option to buy 75,000 shares at $0.35.

Strawn Pickens LLP, a law firm co-founded by one of our directors, Mr. Strawn, performs legal services on our behalf on an hourly-fee basis in the ordinary course and has a contingency fee arrangement with us in a suit with former officers of the company and their affiliated entities. In 2017 or 2018, there was no compensation provided to this director for legal services.

Our former principal executive offices for Conversion Labs, Inc. were in office space provided to us by our former President, Mr. McLaughlin at $2,000 per month, which includes rents, utilities and other office related expenditures. This arrangement commenced as of January 1, 2016 through February 2018. In addition, Conversion Labs PR utilizes office space in Puerto Rico which is subleased by Mr. Schreiber. Conversion Labs PR incurs expense of approximately $4,000 a month for this office space.

On April 1, 2016, the Company entered into two services agreements with each of JLS, an entity wholly owned and operated by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech, an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Conversion Labs PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Conversion Labs PR. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Conversion Labs PR did not distribute at least $500,000 to the Company by December 31, 2016. Conversion Labs PR did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. The Company is currently in negotiations with respect to the shares issued to American Nutra Tech for which the Company has a rescission right. Additional shares and/or options may also be issued upon certain financial milestones being achieved by Conversion Labs PR as specified in the Services Agreements.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. In addition, the Company issued performance-based options that vest, in intervals, upon receipt by Conversion Labs, Inc. of cash from Conversion Labs PR within three years from the effective date of the agreement. Upon receipt of $4,000,000 of cash the Company will issue a ten-year option to buy 1,500,000 shares at $0.25. Upon receipt of an additional $1,000,000, the Company will issue an additional ten-year option to buy 1,500,000 shares at $0.25. Upon receipt of each additional $1,000,000, up to a total of $7,000,000, the Company will issue an additional ten-year option to buy 1,500,000 shares at $0.35.

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

Justin Schreiber, our President and CEO, provided a $100,000 loan to the Company in December of 2018 for a one-time interest payment of $6,000. The principal and interest were due on March 1, 2019.

JSDC, Inc., owned by Justin Schreiber (President and CEO), provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

Conversion Labs PR utilizes space in Puerto Rico, which is subleased from Mr. Schreiber (President and CEO) and incurs an expense of approximately $4,000 a month for this office space.

Conversion Labs PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber (President and CEO), and incurred expenses of $97,477 and $286,833 for the years ended December 31, 2018 and 2017, respectively, for these services.

During 2017, the Company issued a total of 1,319,211 shares of common stock to Mr. Schreiber (President and CEO) pursuant to a conversion of Conversion Labs PR equity contributions of $303,419 into equity of Conversion Labs, Inc.

During December of 2018, the Company issued a $100,000 promissory note to JOJ Holdings, LLC, a Company owned by Mr. Schreiber (President and CEO). The note bears no interest. The principal, and an additional $6,000 payment, was due on March 1, 2019. As of December 31, 2018, the Company has approximately $50,000 of available borrowings under the note.

Director Independence

Our Board of Directors currently is comprised of six directors, Dr. Bruzzese, Dr. DiTrolio, Dr. Borenstein, Mr. Galluppi, Mr. Strawn and Mr. Schreiber. While we are not subject to any director independence requirements because of our quotation on the OTC Markets OTCQB, we have adopted the NASDAQ listed company standards for the purposes of determining director independence. Under these standards, our Board of Directors has determined that Dr. Bruzzese, Dr. DiTrolio, and Mr. Strawn qualify as independent directors. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” beginning on page 34 of this Annual Report. The Board of Directors currently has no separately designated standing committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

Effective April 10, 2018, we dismissed Rosenberg Rich Baker Berman & Company (“RRBB”) as the Company’s independent registered public accounting firm, effective as of such date. On April 5, 2018, we engaged BF Borgers CPA PC (“BF”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018. The following table sets forth the fees billed to the Company for professional services rendered by RRBB and BF, respectively, for each of the years ended December 31, 2018 and 2017:

	BF		RRBB
Services	2018	2017	2018	2017
Audit Fees (1)	$92,400	$-	$3,500	$69,000
Audit-related Fees	-	-	-	-
Tax Fees (2)	1,400	-	-	-
All Other Fees (3)	-	-	-	-
Total Fees	$93,800	$-	$3,500	$69,000

(1)	“Audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)	“Tax fees” are fees billed, or to be billed, by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

(3)	“All Other Fees” are fees billed for administrative services of our auditor’s firm.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. Our board of directors has considered the nature and amount of fees billed by BF and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(3)	Exhibits required by Regulation S-K

No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.2	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.3	Bylaws of Immudyne, Inc. as currently in effect (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
3.4	Certificate of Amendment of Certificate of Incorporation of Immudyne, Inc., dated September 21, 2017 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed with the SEC on September 25, 2017)
3.5	Immudyne, Inc. By-Laws, dated April 9, 2018 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2018
3.6	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2018).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
(10)	Material Agreements
10.1	Written Description of Royalty Agreement between Immudyne, Inc. and Mark McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.2#	Employment Agreement, as amended, between Immudyne, Inc. and Mark McLaughlin, effective as of October 12, 2012 Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.3#	Director Agreement between Immudyne, Inc. and Anthony Bruzzese M.D., dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on October 18, 2012)
10.5#	Director and Legal Services Agreement between Immudyne, Inc. and John R. Strawn, dated as of April 20, 2011 Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration on Form S-1 (File No. 333-184487) (filed on October 18, 2012)
10.6	Employment Agreement, as amended, between Immudyne, Inc. and Brunilda McLaughlin d/b/a McLaughlin International, dated as of April 20, 2011 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)

No.	Description
10.7	Lease Agreement, as amended, between Cabot Industrial Properties L.P. and Immudyne, Inc., dated May 15, 2011(Incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on December 5, 2012)
10.8	Letter Agreement between Immudyne, Inc. and MMP, dated December 19, 2011(Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-184487) filed on January 23, 2013)
10.9	Operating Agreement of Immudyne PR LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.9	Services Agreement with JLS Ventures, LLC dated April 1, 2016 (Incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 333-184487) filed on April 7, 2016)
10.11	Services Agreement with American Nutra Tech, LLC dated April 1, 2016 (Incorporated herein by reference Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (File No. 333-184487) filed on April 7, 2016)
10.12	Director Agreement by and between the Company and Justin Schreiber (Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.13	Director Agreement by and between the Company and Stefan Galluppi (Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.14	Second Amendment to Services Agreement by and between the Company and JLS Ventures, LLC (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.15	Employment Agreement with Mark McLaughlin, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.16	Director Agreement by and between the Company and Anthony Bruzesse, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.17	Director Agreement by and between the Company and John Strawn, dated July 1, 2017 (Incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017)
10.18	Director Agreement by and between the Company and Michael Borenstein, dated October 1, 2017 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017)
10.19	Consulting Agreement by and between the Company and Mr. Kalkstein, dated October 2, 2017, (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)
10.20	Agreement by and between the Company and JOJ Holdings, LLC dated November 20, 2017, (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2017)
10.21	Third Amendment to Services Agreement by and between the Company and JLS Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2017)
10.22	Purchase Agreement by and between the Company and Mark McLaughlin dated January 29, 2018 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)
10.23	First Amendment to the Purchase Agreement by and between the Company and Mark McLaughlin dated February 7, 2018 (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018)

No.	Description
10.24	Purpurex License Agreement by and between Immudyne, PR, LLC and M.Alphabet, LLC, dated March 26, 2018 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)
10.25	Form of Membership Interest Purchase Agreement by and among nine individuals and Immudyne PR, LLC (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.26	Form of Line of Credit (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.27	Amended Operating Agreement of LegalSimpli Software, LLC (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.28	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.29	Form of Senior Convertible Note (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.30	Form of Warrant (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.31	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.32	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.33	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.34	Form of Guaranty Agreement (Incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)
10.35	License Agreement, dated November 26, 2017 by and between the Immudyne PR, LLC and One Down, LLC (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018)
10.36	First Amendment to License Agreement, dated May 20, 2018 by and between the Immudyne PR, LLC and One Down, LLC (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018)
10.37	Amended and Restated Operating Agreement of Immudyne PR LLC (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018)
10.38#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018 (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018)
10.39	Form of Fitzpatrick Warrant (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018)
(16)	Letter Regarding Change in Certifying Accountant
16.1	Letter from PKF O’Connor Davies LLP Dated October 9, 2017 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed on October 10, 2017)
16.2	Letter from PKF O’CONNOR DAVIES LLP Dated October 9, 2017 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed on October 10, 2017)
(21)	List of Subsidiaries
21.1†	List of Subsidiaries
(24)	Power of Attorney
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10K)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer

No.	Description
(101)	Interactive Data Files
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Definition Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer and Director
Date: March 29, 2019

By:	/s/ Robert Kalkstein
Robert Kalkstein
Chief Financial Officer
Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer and Director
Date: March 29, 2019

By:	/s/ Robert Kalkstein
Robert Kalkstein
Chief Financial Officer
Date: March 29, 2019

By:	/s/ John R. Strawn, Jr.
John R. Strawn, Jr.
Chairman
Date: March 29, 2019

By:	/s/ Stefan Galluppii
Stefan Galluppi
Chief Operating Officer and Chief Technology Officer
Date: March 29, 2019

By:	/s/ Anthony G. Bruzzese
Anthony Bruzzese
Director
Date: March 29, 2019

By:	/s/ Michael Borenstein
Michael Borenstein
Director
Date: March 29, 2019

By:	/s/ Joseph DiTrolio
Joseph DiTrolio
Director and Chief Medical Officer (U.S.)
Date: March 29, 2019

CONVERSION LABS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Conversion Labs, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Conversion Labs, Inc. (the “Company”) as of December 31, 2018, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of lmmudyne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immudyne, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB)and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable bas is for our opinion.

Other Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant retained deficit and has incurred negative operating cash flows. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company's auditor since October 2017.

Somerset, New Jersey 08873

April 2, 2018

CONVERSION LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash	$180,093	$141,379
Trade accounts receivable, net	99,053	128,190
Other receivables	-	-
Product deposit	33,302	16,500
Inventory, net	1,022,616	681,258
Other current assets	270,006	-
Assets held for sale	-	296,483
Total Current Assets	$1,605,070	$1,263,810

Non-current assets
Intangible assets, net	$1,011,065	$-
Total non-current assets	1,011,065	-

Total Assets	$2,616,135	$1,263,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$868,997	$422,347
Notes payable, net	247,416	167,479
Deferred revenue	75,984	-
Liabilities held for sale	-	51,733
Total Current Liabilities	1,192,397	640,971

Long-term Liabilities
Contingent consideration on purchase of Legalsimpli	600,000	-
Deferred tax liability	4,000	-
Total Liabilities	1,796,397	640,971

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 45,782,305 and 44,493,063 shares issued, 45,267,105 and 43,977,863 outstanding as of December 31, 2018 and 2017, respectively	457,822	444,930
Additional paid-in capital	12,744,249	11,500,537
Accumulated (deficit)	(12,140,670)	(10,899,843)
	1,061,401	1,045,624
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	897,700	881,923

Non-controlling interest	(77,962)	(259,084)

Total Stockholders’ (Deficit)	819,738	622,839

Total Liabilities and Stockholders’ (Deficit)	$2,616,135	$1,263,810

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Net Sales	$8,324,129	$3,681,827

Cost of Sales	1,969,061	1,017,876

Gross Profit	6,355,068	2,663,951

Operating expenses
Compensation and related expenses	1,409,871	1,088,247
Professional fees	822,368	420,751
Marketing expenses	5,080,131	1,641,358
General and administrative expenses	1,098,838	741,950
Total operating expenses	8,411,208	3,892,306

Operating (Loss)	(2,056,140)	(1,228,355)

Change in fair value of derivative liability	-	502,830
Loss on extinguishment of debt	-	(553,222)
Interest (expense)	(354,388)	(100,523)

Income from continuing operations before provision for income taxes	(1,484,789)	(1,379,270)

Income taxes (Benefit)	124,700	-

Income from discontinued operations, including gain on sale, net of income taxes	925,739	160,821

Net Income (Loss)	(1,360,089)	(1,218,449)

Net (loss) income attributable to noncontrolling interests	(119,262)	(12,488)

Net Income (loss) attributable to Conversion Labs, Inc.	(1,240,827)	(1,205,961)

Basic income (loss) per share attributable to Conversion Labs, Inc.	(0.02)	(0.03)
Diluted income (loss) per share attributable to Conversion Labs, Inc.	(0.02)	(0.03)

Average number of common shares outstanding
Basic	44,187,375	41,738,101
Diluted	44,187,375	41,738,101

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2016	35,570,157	$355,701	$9,070,064	$(9,693,882)	$(87,053)	$(355,170)	$(6,555)	$(361,725)
								-
Issuance of common stock for services	1,275,000	12,750	826,188	-	-	838,938	-	838,938
Sale of common stock and warrants	2,927,156	29,271	643,974	-	-	673,245	-	673,245
Conversion of non-controlling interest equity for shares and warrants	1,319,211	13,192	290,226	-	-	303,418	(303,418)	-
Conversion of note payable	755,179	7,552	184,640	-	-	192,192	-	192,192
Loss on settlement of notes and other payables	-	-	553,222	-	-	553,222	-	553,222
Conversion of accrued expenses	217,390	2,174	47,826	-	-	50,000	-	50,000
Issuance of common stock in relation to debt offering	217,391	2,174	54,348	-	-	56,522	-	56,522
Cashless exercise of options	2,211,579	22,116	(22,116)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(76,648)	(76,648)	-	(76,648)
Issuance of stock options for services	-	-	113,522	-	-	113,522	-	113,522
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	63,377	63,377
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	-	-	(261,357)	-	-	(261,357)	-	(261,357)

Net (loss)	-	-	-	(1,205,961)	-	(1,205,961)	(12,488)	(1,218,449)
Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

Issuance of restricted stock units for services	1,750,000	17,500	394,000	-	-	411,500	-	411,500
Stock repurchase from shareholder	-	-	-	-	(460,000)	(460,000)	-	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	-	460,000	-	-	-
Conversion of non-controlling interest equity for shares and warrants	-	-	-	-	-	-	-	-
Warrants Issued in relation to debt offering	-	-	533,691	-	-	533,691	-	533,691
Exercise of stock options	40,800	408	3,672	-	-	4,080	-	4,080
Conversion of Notes Payable	1,498,442	14,984	329,657	-	-	344,641	-	344,641
Stock compensation	-	-	273,571	-	-	273,571	-	273,571
Warrant Revaluation	-	-	128,375	-	-	128,375	-	128,375
Noncontrolling interest in acquisition of subsidiary	-	-	-	-	-	-	144,118	144,118
Issuance of warrants	-	-	20,746	-	-	20,746	-	20,746
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	156,266	156,266

Net (loss)	-	-	-	(1,240,827)	-	(1,240,827)	(119,262)	(1,360,089)
Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$(1,360,089)		$(1,218,449)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Change in fair value of derivative liability	-		(502,830)
Amortization of debt discount	315,828		91,557
Amortization of intangibles	195,775		-
Amortization and depreciation	-		-
Bad debt provision (recovery)	-		(49,119)
(Gain) loss on discontinued operations and disposal	(594,752)		-
Loss on settlement of notes and other payables	-		553,222
Stock issued for services	411,500		-
Stock compensation expense	273,570		162,741
Common stock issued for services	-		838,938
Warrant revaluation	128,375		-
Issuance of warrants for services	20,747		-
Changes in Assets and Liabilities
Trade accounts receivable	29,137		95,092
Other receivables	-		2,250
Product deposit	(16,802)		(16,500)
Inventory	(341,358)		(546,891)
Other current assets	(270,006)		-
Deferred revenue	45,905		-
Deferred tax liability	4,000		-
Accounts payable and accrued expenses	293,150		(227,227)
Net cash (used) by operating activities of continuing operations	(865,020)		(817,216)
Net cash used in operating activities of discontinued operations	(40,498)
Net cash (used in) provided by operating activities	(905,518)		(817,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary, net of cash received	(148,555)		-
Purchase of intangible assets licenses	(100,000)		-
Proceeds from sale of legacy business	390,000		-
Net cash provided by (used in) investing activities	141,445		-

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by noncontrolling interest, net	156,266		63,378
Proceeds from notes payable	325,000		878,855
Proceeds from convertible notes payable	550,000		-
Repayment of convertible note payable	-		(100,000)
Repayment of notes payable	(232,559)		(662,796)
Proceeds from options exercise	-		-
Sale of common stock and warrants	-		673,245
Exercise of stock options	4,080		-
Purchase of treasury stock	-		(76,648)
Net cash provided by financing activities	$802,787		$776,034

Net increase in cash	38,714		(41,182)

Cash at beginning of the period	141,379		182,561

Cash at end of the period	$180,093		$141,379

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383		$4,723

Issuance of company stock for notes and other payables	$-		$242,192
Stock repurchase from shareholder and retirement of stock	$460,000		$-
Conversion of liability as consideration on sale of legacy business	$150,000		$-
Warrants issued in relation to debt	$533,691		$-
Conversion of notes payable	$344,641	$
Purchase of asset license accrued	$100,000	$
Conversion of equity invested in subsidiary to common stock and warrants	$-		$303,419
Reclassification of options, warrants and other contracts to derivative liabilities upon issuance	$-		$261,357

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversion Labs, Inc. (the “Company”) is a Delaware corporation is a diversified online direct response marketing company that creates, in-licenses, and acquires proprietary and innovative consumer products that address large unmet needs in the online marketplace. We sell our products directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we sell our products to traditional retailers, wholesalers and physicians’ offices. We currently have four commercial stage products including (i) Shapiro MD, a patented line of shampoo, conditioner, and leave-in foamer for thicker, fuller hair, (ii) iNR Wellness MD, a nutritional supplement for immune support, (iii) PDF Simpli, a PDF conversion software-as-a-service (SaaS), which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business, and (iv) Scarology, a proprietary 3 step scar care system to improve the overall color, texture and appearance of scars.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%. Subsequently, concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC.

During 2016, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. Some of the entities contracted to provide these services had been determined to be variable interest entities (“VIEs”) and were consolidated in the Company’s financial statements. The one (1%) percent fee received by these VIEs was eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. By our year ended December 31, 2017, we ceased processing credit card charges through all VIE merchant accounts. During the years ended December 31, 2018 and 2017, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

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

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Conversion Labs PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business. In consideration for CVLB PR (formerly Immudyne PR)’s purchase of the Membership Interests, CVLB PR paid $150,000 (the “Initial Payment”) to the sellers upon execution of the purchase agreement. Additionally, Conversion Labs PR agreed to pay up to an additional $200,000 for such Membership Interests and an additional $400,000 of contingent consideration should the Company or CVLB PR ever pay a dividend.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, the Company has an accumulated deficit approximating $12.2 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2018, and projected cash needs for 2018, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, CVLB PR and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non- controlling interest in CVLB PR represents the 21.833% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the accounting for derivatives, the valuation of inventory and stockholders’ equity-based transactions. Actual results could differ from those estimates.

Derivative Liabilities

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, in the event the Company does not have a sufficient number of authorized and unissued shares of common stock to satisfy obligations for stock options, warrants and other instruments potentially convertible into common stock, the fair value of these instruments should be reported as a derivative liability. Pursuant to the outstanding option, warrant and convertible debt agreements, there is currently no effective registration statement covering the shares of common stock underlying these agreements, which are currently subject to a cashless exercise whereby the holders, at their option, may surrender their options and warrants to the company in exchange for shares of common stock. The number of shares of common stock into which an option or a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the options or warrant and the market price of the common stock, each at or near the time of exercise. Because the market price is variable, it is possible that the Company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the Company were unable to obtain shareholder approval to increase the number of authorized shares, the Company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of these contracts, with any changes in fair value being recorded through our statement of operations. The Company had reported the potential settlement obligation as a derivative liability. In the third quarter of 2017, the Company obtained a majority of shareholders’ approval and amended its Articles of Incorporation to increase the number of shares of its authorized common stock, therefore the derivative liability is no longer outstanding.

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

Inventory

At December 31, 2018 and December 31, 2017, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At December 31, 2018 and December 31, 2017, the Company recorded an inventory reserve in the amount of $12,500 and $27,500, respectively. Inventory consists of the following:

	December 31, 2018	December 31, 2017
Raw materials	$-	$25,869
Finished products	1,022,616	655,389
	$1,022,616	$681,258

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. The Company capitalizes these product deposits until the inventory is received. As of December 31, 2018 and 2017, the Company has $33,302 and $16,500, respectively of products deposit with multiple vendors for the purchase of raw materials or finished for products we sell online.

Intangible Assets

Intangible assets are comprised of customer relationship asset and purchased license fees with estimated useful lives of three years and indefinite lived, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (asset group). If the sum of the projected undiscounted cash flows (excluding interest charges) of an asset group is less than its carrying value and the fair value of an asset group is also less than its carrying value, the assets will be written down by the amount by which the carrying value of the asset group exceeded its fair value. However, the carrying amount of a finite-lived intangible asset can never be written down below its fair value. Any loss would be recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2018.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

For the Company’s product-based contracts with customers, the Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population.

The Company began testing a trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trail period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue.

For the Company’s software subscription-based contracts with customers, the Company records the sales after completion of the customers 14-day free trail and at the end of the service period for which the customer purchased a monthly subscription or records revenue over time as the yearly subscription lapses. The Company offers either a monthly subscription or a yearly subscription to the Company’s software. The Company offers a discount for purchase of the yearly subscription, which must be paid at initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly subscriptions for the software are recorded net of discount.

Customer discounts, returns and rebates in the year ended December 31, 2018 and 2017 approximated $552,000 and $300,000, respectively.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2018 and 2017 the accounts receivable reserve was approximately $0 and $0, respectively. At December 31, 2018 and 2017, the reserve for sales returns and allowances was approximately $42,515 and $23,200, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows.

Income Taxes

The Company files Corporate Federal and State tax returns, while CVLB PR and LegalSimpli file tax returns in Puerto Rico, which were formed as a limited liability company, files a separate tax return with any tax liabilities or benefits passing through to its members.

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

The Company’s tax returns for all years since December 31, 2015, remain open to taxing authorities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. Warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

Common stock equivalents comprising shares underlying 17,851,591 options and warrants for the year ended December 31, 2018 have not been included in the loss per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 17,224,919 options and warrants for the year ended December 31, 2017 have not been included in the loss per share calculation as the effects are anti-dilutive.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the implementation of this new pronouncement to have a material impact on our consolidated financial statements.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in CVLB PR in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the CVLB PR net loss attributable to noncontrolling interests in the consolidated statement of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Operating results for the year ended December 31, 2018, and 2017 for the yeast beta glucan manufacturing business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Year Ended
	December 31,
	2018	2017
Net Sales	$363,613	$1,372,879
Cost of Sales	56,666	465,810
Gross Profit	306,947	907,069
Operating expenses	125,960	746,248
Income from discontinued operations	180,987	160,821
Gain on sale	744,752	-
Net income from discontinued operations	$925,739	$160,821

Assets and liabilities of discontinued operations held for sale included the following:

December 31,
2017
Current assets:
Trade accounts receivable, net	$270,580
Inventory, net	25,903
$296,483

Current liabilities:
Accounts payable and accrued expenses	$51,733
$51,733

NOTE 4 – BUSINESS COMBINATION

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018 (the “Closing Date”), Conversion Labs PR entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among nine individuals (as the “Sellers”), and Conversion Labs PR, as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business.

As of December 31, 2018, in consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance. As of December 31, 2018, while the Company does not anticipate Legalsimpli meeting the above milestones, the Company anticipates that it is probable that the Company will pay the total $200,000 consideration to the Sellers for these milestones. In addition, the Purchase Agreement calls for an additional $400,000 of consideration to be paid to the Sellers if/when CVLB PR (formerly Immudyne PR) or the Company ever pay a dividend to shareholders. The Company has determined that it is probable that at some future point that the Company will pay this $400,000 to the Sellers.

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Additional consideration to be paid	200,000
Contingent consideration	400,000
Fair value of total consideration	$750,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Deferred revenue	(30,079)
Non-controlling interest	(144,118)
Total identifiable net assets	(227,022)
Customer relationship asset	1,006,840
$750,000

NOTE 5 – INVESTMENT IN BLOCKCHAIN INDUSTRIES INC.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, CVLB (formerly Immudyne) purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, CVLB agreed to issue one (1) share of CVLB common stock to JOJ for every dollar CVLB realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO is the President and owner of JOJ. The initial assessment of this transaction was determined not to meet the basis of an exchange transaction per ASC 845-10-20, and accordingly, the Company has not recorded an asset or any equity compensation for this transaction.

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2018 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(195,775)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(1195,775)

The aggregate amortization expense of the Company’s intangible assets for the years ending December 31, 2018 and 2017, was $195,775 and $0, respectively. Estimated amortization expense for 2019, 2020 and 2021 is approximately $336,000, $336,000, and $140,000, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Convertible notes of $550,000 issued in May of 2018. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock. The borrowers have converted $344,642 of these notes including $9,922 of interest, as of December 31, 2018.	$215,280	$-
Warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note. For the year end December 31, 2018, amortization of debt discount was $315,828.	(217,864)	-
Promissory note of $230,000 issued in October of 2018. This note has a maturity date of April 1, 2019 and bears no interest but requires an additional $30,000 from the original $200,000 received. The Company has recorded $12,000 as interest as of December 31, 2018.	200,000	-
Related party promissory note of $106,000 issued in December of 2018. This note has a maturity date of March 1, 2019 and bears no interest but requires an additional $6,000 from the original $100,000 received. As of December 31, 2018, the Company has approximately $50,000 available borrowings under the related party promissory note.	50,000	-
Revolving line of credit with a third-party financial institution of $140,000, there was approximately $97,000 available borrowings under the working capital line.		42,479
CVLB PR working capital loans from the CFO and CEO for $50,000 and $75,000 respectively. The loans accrue at 2% interest per month and mature in February 2018. Accrued interest relating to the loans were $1,867 as of December 31, 2017.		125,000
	$247,416	$167,479

Interest expense related to loans from officers, directors and other related individuals amounted to $0 and $5,939 for the years ended December 31, 2018 and 2017, respectively.

Total interest expense on notes payable, inclusive of amortization of debt discount of $424,098 and $81,556, amounted to $315,828 and $100,523 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – INCOME TAXES

At December 31, 2018, the Company has approximately $4,237,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various year through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

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

The valuation allowance overall increased by approximately $324,000 during the year ended 2018 and decreased by approximately $343,000 during the year 2017 and was approximately $1,562,000 and $1,238,000 at December 31, 2018 and 2017, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2018 and 2017 was as follows:

Current:
U.S. federal	$(98,900)	$-
State and local	(29,600)	-
	$(128,500)	$-

Deferred:
U.S. federal	3,000	-
State and local	1,000	-
	$4,000	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018, and 2017, due to the following:

Computed “expected” tax expense (benefit)	$(287,000)	$(256,000)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	242,000	228,000
State and local taxes, net of federal tax benefit	(82,000)	(73,000)
Enacted future rate changes	-	(242,000)
Change in valuation allowance	(324,000)	343,000
Other	326,500	-
	$(124,500)	$-

Net deferred tax liabilities consist of the following components as of December 31, 2018 and 2017:

Deferred tax Liability:
Intangible Assets	$3,000	$-
	3,000	-
Deferred tax assets:
Inventory allowances	3,000	3,000
Returns reserve	9,000	-
Stock-based compensation	562,000	387,000
Net operating loss carryforwards	989,000	848,000
	1,563,000	1,238,000
Less valuation allowance	(1,563,000)	(1,238,000)
	-	-
	$3,000	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

In January 2017, the Company issued 1,183,490 shares of common stock pursuant to a conversion of CVLB PR equity contributions of $272,203 into equity of Conversion Labs, Inc. by the noncontrolling interest.

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

On June 1, 2017, the Company entered into an agreement with a consultant to provide services, with a six-month term, and issued 125,000 shares of common stock as compensation. The shares were valued at $45,000 and the Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2018, $45,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2018, $72,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

In August 2017, the Company issued 100,000 shares of common stock valued at $40,000 to Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services. The Company is recognizing the expense over the term of the agreement. For the year ending December 31, 2018, $40,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In August 2017, the Company issued 50,000 shares of common stock valued at $20,000 to BV Global Fulfillment, LLC (“BV Global”) for fulfillment services.

In November 2017, the Company issued 100,000 shares of common stock valued at $44,000 to an employee as a bonus.

In November 2017, the Company issued 135,721 shares of common stock pursuant to a conversion of CVLB PR equity contributions of $31,216 into equity of Conversion Labs, Inc. by the noncontrolling interest.

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

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four-month term of the agreement. For the year ended December 31, 2018, $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

In May 2018, the Company issued 200,000 shares of common stock valued at $56,000 to a consultant for services over a three-month term. The Company is recognizing the expense at the time of issuance. For the year ended December 31, 2018, $56,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

During the year end December 31, 2018, the Company had convertible note holders convert 1,498,442 shares at a conversion price of $0.23 per share, resulting in a decrease to convertible notes of approximately $344,641 during the year.

Noncontrolling Interest

During 2017, the Company issued a total of 1,319,211 shares of common stock and 659,606 warrants pursuant to a conversion of CVLB PR equity contributions of $303,418 into equity of Conversion Labs, Inc. by the noncontrolling interest.

For the years ended December 31, 2018 and 2017, the net income (loss) of CVLB PR attributed the Company amounted to $(119,262) and $(12,488), respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business. For the month of June 2018, the net loss of LegalSimpli was $48,613, of which $5,200 was attributed to the Company. During June 2018, contributions by other members of LegalSimpli resulted an increase in noncontrolling interests of $154,000.

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

In July 2017, the Company issued Mark McLaughlin a ten-year option to buy 750,000 shares at $0.35 vesting one-third or 250,000 shares upon signing, and 250,000 shares on July 1, 2018 and 250,000 shares on July 1, 2019. Once the options are fully vested, they expire in 10 years. The options vested at December 31, 2018 are valued at $69,949.

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

In October 2017, the Company entered into a consulting agreement with Mr. Kalkstein and issued him a ten-year option to buy 500,000 shares at $0.40 vesting 30% upon signing, 35% shall vest on the two-year anniversary of this Agreement and 35% shall vest on the three-year anniversary of this Agreement. Once the options are fully vested, they expire in 10 years. The fair value of the options upon issuance was $199,897 to be recognized as an expense over the three-year term of the agreement. For the year ended December 31, 2017 and 2018, $16,658 has been recognized as expense.

A Summary of the outstanding service-based options are as follows:

Number of	Options
Balance at December 31, 2016	10,700,273
Issued	1,600,000
Exercised	-1,339,473

Balance at December 31, 2017	10,960,800
Issued	3,400,000
Expired	-550,000
Exercised	-40,800
Balance at December 31, 2018	13,820,000

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at December 31, 2018 and 2017 amounted to $1,210,342 and $704,794, respectively. The intrinsic value of options exercised for years ending December 31, 2018 and 2017 was $267,895 and $54,000, respectively.

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.65% - 2.84%
Expected stock price volatility	96.56%-180.45%
Expected dividend payout	-
Expected option life-years	3 years
Weighted average grant date fair value	$0.02 - 0.32
Forfeiture rate	0.01%

The following is a summary of outstanding service-based options at December 31, 2018:

Exercise Price	Number of	Weighted Average
	Options	Remaining Contractual Life
$0.20 - $0.25	8,120,000	3.8 years
$0.30 - $0.35	3,825,000	8.7 years
$0.4	1,875,000	5.0 years
Total	13,820,000

Performance-Based Stock Options

Vested

In February 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at exercise prices of $0.40. The options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. The options are valued at $55,439. During 2017, the Company met the performance criteria. The Company recorded stock-based compensation expense of $55,439 for the year ended December 31, 2018, related to these performance-based options.

Unvested

The Company granted performance-based options to purchase 900,000 shares of common stock at exercise price of $0.80. The options expire at various dates between 2021 and 2027 and are exercisable upon the Company achieving annual sales revenue of $10,000,000. During 2017, these unvested options were cancelled.

In July 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share. The options expire in 10 years and are exercisable upon cash received by Conversion Labs, Inc. from CVLB PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212.

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

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of CVLB PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Conversion Labs, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Conversion Labs, Inc. common stock for each $500,000 distributed by CVLB PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when CVLB PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the year ended December 31, 2017, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period. A total of $300,000 and $306,667 was expensed during the year ended December 31, 2018 and 2017.

In addition, the Consulting Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of Conversion Labs, Inc. common stock, plus an option to buy 1,000,000 shares of Conversion Labs, Inc. common stock at $0.20/share (including a cashless exercise feature) when CVLB PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of Conversion Labs, Inc. common stock and options to purchase up to 3,000,000 shares of Conversion Labs, Inc. common stock at $0.20/share. As of December 31, 2018 no bonus shares have been issued and no options have been granted under this agreement.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of	Weighted Average Exercise	Year of
	Shares	Price	Expiration

Balance at December 31, 2016	1,954,981	$0.19	2017 - 2019
Issued	2,634,228	0.40	2018 - 2020
Exercised	-1,500,000	0.12	2017

Balance at December 31, 2017	3,089,119	0.40	2018 - 2020
Expired	-354,891	0.44	2018
Issued	2,491,305	0.29	2023 - 2028
Exercised	-
Balance at December 31, 2018	5,225,533	$0.35	2019 - 2028

In January 2017, the Company issued 591,745 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for the conversion of an equity contribution into CVLB PR by the noncontrolling interest. These warrants are fully vested and expire in two years.

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

In November 2017, the Company issued 67,861 warrants with an exercise price of $0.40 per share, in relation to an issuance of common stock for conversion of an equity contribution into CVLB PR by the noncontrolling interest. These warrants are fully vested and expire in three years.

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

Warrants outstanding and exercisable amounted to 5,225,533 and 3,089,119 at December 31, 2018 and 2017, respectively. The weighted average exercise price of warrants outstanding at December 31, 2018 and 2017 is $0.35 and $0.40, respectively. The warrants expire at various times between December 2017 and September 2019.

On October 25, 2018, the Company’s board of directors unanimously decided to amend warrants with a two-year term issued to warrant holders issued between January 2017 and March 2017 with an exercise price of $0.40 per share. The Company amended the warrants to provide for an additional three-year term to warrant holders as consideration for them entering into a call agreement with the Company, so that when the Company’s common stock trades above or over $0.75 per share for at least ten consecutive days. The Company has repriced the grant date fair value during 2018 and recognized additional expense as stock-based compensation of approximately $128,000.

The fair value of options and warrants granted (or extended) during the years ended December 31, 2018 and 2017, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017

Expected volatility	191% - 196%	125% - 214%
Risk free interest rate	2.44% - 2.58%	1.31% - 2.57%
Expected dividend yield	-	-
Expected warrant term (in years)	3.0 - 5.0	0.9 - 8.1
Weighted average grant date fair value	$0.21 – 0.22	$0.12 - 0.45

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $834,191and $1,001,679 for the years ended December 31, 2018 and 2017, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

On September 1, 2016 CVLB PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting CVLB PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, CVLB PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. For the year ended December 31, 2018 and 2017, the Company recognized $98,408 and $79,360, respectively in royalty expense related to this agreement. As of December 31, 2018 and 2017, the $18,994 and $14,039, respectively was included in accounts payable and accrued expenses in regard to this agreement.

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

Leases

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) on a month to month basis and incurs expense of approximately $4,000 a month for this office space.

The Company started paying $95 per month to WeWork for a mailing address and the ability to lease conference space on-demand at their locations worldwide. This lease is considered month to month. The Company incurred $900 of expenses for the year ended December 31, 2018.

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, California beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease.

Rent expense for the years ended December 31, 2018 and 2017, was $77,033 and $162,760, respectively.

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

In August 2017, the Company entered into a Professional Service Agreement with Acorn Management Partners L.L.C. (“Acorn”) for financial advisory, strategic business planning and other investor relation services for one-year effective August 8, 2017. During the term of the Agreement, Acorn shall receive $7,500 cash monthly. As additional compensation, the Company shall issue within five (5) days of signing 100,000 shares of the Company’s common stock and upon each three (3) month period thereafter during the term of the Agreement an additional 100,000 shares of the Company’s common stock for a total of 400,000 shares of the Company’s common stock.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At December 31, 2018, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

NOTE 11 – RELATED PARTY TRANSACTONS

Other

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President and CEO, employment of the Company’s former President and CEO’s wife, and legal and business advisory services provided by one of the Company’s directors.

Chief Executive Officer

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four-month term of the agreement. For the year ended December 31, 2018, $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

On November 20, 2017, the Company entered into an agreement (the “Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Conversion Labs, Inc. (“Conversion Labs”) purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, Conversion Labs agreed to issue one (1) share of Conversion Labs common stock to JOJ for every dollar Conversion Labs realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO is the President and owner of JOJ. The transaction was determined not to meet the criteria for recognition as an exchange transaction, therefore no asset or liability has been recorded in the financial statements.

JSDC, Inc., owned by CEO, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

CVLB PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 a month for this office space.

Conversion Labs PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, the Company’s current Chief Executive Officer, and incurred $97,477 and $286,833 for the years ended December 31, 2018 and 2017, respectively, for these services.

During 2017, the Company issued a total of 1,319,211 shares of common stock to Mr. Schreiber pursuant to a conversion of CVLB PR equity contributions of $303,419 into equity of Conversion Labs, Inc.

NOTE 12 – SUBSEQUENT EVENTS

Aside from the below, the Company has evaluated subsequent events through the date these financial statements were issued and has determined that none exist as of the date of this filing.

Resignation of Chief Financial Officer

On February 9, 2019, Robert Kalkstein Chief Financial Officer of Conversion Labs, Inc. (the “Company”), tendered his resignation to the Company’s Board of Directors (the “Board”), effective March 31, 2019. Mr. Kalkstein did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Kalkstein will continue to serve as an advisor to the Chief Executive Officer of the Company.

In connection with Mr. Kalkstein’s resignation, the Company agreed to amend that certain consulting agreement entered into on September 26, 2017 by and between the Company and Mr. Kalkstein (the “Kalkstein Consulting Agreement”), to: (i) forego $32,500 of the $42,500 cash currently owed to Mr. Kalkstein pursuant to the Kalkstein Consulting Agreement; (ii) decrease the exercise price of 500,000 options to purchase the Company’s common stock previously granted to Mr. Kalkstein (the “Kalkstein Options”) from $0.40 per share to $0.28 per share; (iii) accelerate the vesting of 150,000 Kalkstein Options with such options to vest on March 31, 2019; and (iv) cancel 200,000 unvested Kalkstein Options, the vesting of which was not accelerated (the “Kalkstein Amendment”).

Appointment of Chief Financial Officer

On February 11, 2019, in connection with Mr. Kalkstein’s resignation, the Board appointed Mr. Juan Manuel Piñeiro Dagnery, currently the Controller of the Company, as Chief Financial Officer, effective March 31, 2019.

On March 15, 2019 the Company and Mr. Piñeiro entered into an employment agreement (the “Piñeiro Employment Agreement”) effective as April 1, 2019, whereby Mr. Piñeiro shall earn a salary of $84,000 per annum (the “Piñeiro Salary”).  In addition to the. Piñeiro Salary, he shall be eligible for an annual discretionary bonus of up to 100% of the Piñeiro Salary and subject to approval of the Board, the Company shall issue to Mr. Piñeiro options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23 (the “Options”). The Piñeiro Employment Agreement may be terminated without notice by either party at any time for any reason.