Form 10-Q
period 2019-03-31
CONVERSION LABS, INC.
filed 2019-05-15
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55857

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, Suite 2800
New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(866) 351-5907

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

As of May 15, 2019, there were 46,882,305 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets
Cash	$242,259	$180,093
Trade accounts receivable, net	433,203	99,053
Product deposit	-	33,302
Inventory, net	877,146	1,022,616
Other current assets	118,678	270,006
Total Current Assets	$1,671,286	$1,605,070

Non-current assets
ROU Asset	$28,470	$-
Intangible assets, net	927,162	1,011,065
Total non-current assets	955,632	1,011,065

Total Assets	$2,626,918	$2,616,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,616,426	$868,997
Notes payable, net	429,012	247,416
Deferred revenue	228,734	75,984
Total Current Liabilities	2,274,172	1,192,397

Long-term Liabilities
Lease Liability	30,269
Contingent consideration on purchase of LegalSimpli	100,000	600,000
Deferred tax liability	-	4,000
Total Liabilities	2,404,441	1,796,397

Stockholders’ Equity
Common stock, $0.01 par value; 100,000,000 shares authorized, 46,882,305 and 45,267,105 shares issued, 46,367,105 and 45,267,105 outstanding as of March 31, 2019 and December 31, 2018, respectively	468,822	457,822
Additional paid-in capital	12,903,849	12,744,249
Accumulated (deficit)	(12,804,417)	(12,140,670)
	568,254	1,061,401
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ Equity	404,553	897,700

Non-controlling interest	(182,076)	(77,962)

Total Stockholders’ Equity	222,477	819,738

Total Liabilities and Stockholders’ Equity	$2,626,918	$2,616,135

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Sales	$2,698,990	$1,606,491

Cost of Sales	677,973	355,453

Gross Profit	2,021,017	1,251,038

Operating expenses
Compensation and related expenses	381,098	143,646
Professional fees	134,207	132,115
Marketing expenses	1,691,812	897,164
General and administrative expenses	377,269	357,427
Total operating expenses	2,584,386	1,530,352

Operating Loss	(563,369)	(279,314)

Interest (expense)	(170,194)	(6,450)

Loss from continuing operations before provision for income taxes	(731,764)	(285,764)

Income from discontinued operations, including gain on sale, net of income taxes	-	925,738

Net Income (Loss)	(733,563)	639,974

Net Income (loss) attributable to noncontrolling interests	(69,816)	12,697

Net Income (loss) attributable to Conversion Labs, Inc.	(663,747)	627,277

Basic loss per share attributable to Conversion Labs, Inc. from continuing operations	$(0.02)	$(0.01)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operations	-	0.02
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operations	(0.02)	(0.01)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operations	$-	$0.02

Weighted Average number of common shares outstanding
Basic	46,806,749.44	43,509,729.67
Diluted	46,806,749.44	46,239,429.67

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

Consolidated STATEMENTS OF stockholders’ equity

For the Three Months Ended March 31, 2019

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	144,600			154,600		154,600
Distributions to non-controlling interest							(34,298)	(34,298)
Net (loss)				(663,747)		(663,747)	(69,816)	(733,563)
Balance at March 31, 2019	46,882,305	$468,822	$12,903,849	$(12,804,418)	$(163,701)	$404,552	$(182,075)	$222,477

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Conversion Labs, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2018

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total
Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

Issuance of common stock for services	500,000	5,000	62,655	-	-	67,655	-	67,655
Stock repurchase from shareholder	-	-	-	-	(460,000)	(460,000)	-	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	-	460,000	-	-	-
Issuance of stock options for services	-	-	16,658	-	-	16,658	-	16,658
Net income	-	-	-	627,277	-	627,277	12,697	639,974
Balance at March 31, 2018	42,993,063	$429,930	$11,139,850	$(10,272,566)	$(163,701)	$1,133,513	$(246,387)	$887,126

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(733,563)	$639,974
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities
Amortization of debt discount	131,596	-
Amortization of intangibles	83,903	-
(Gain) loss on discontinued operations and disposal	-	(691,425)
Stock issued for services	16,000	-
Stock compensation expense	154,600	-
Operating lease payments	1,799	-
Changes in Assets and Liabilities
Trade accounts receivable	(334,150)	42,391
Product deposit	33,302	(20,492)
Inventory	145,470	80,084
Other current assets	151,328	(51,735)
Deferred revenue	152,750	-
Deferred tax liability	(4,000)	-
Accounts payable and accrued expenses	747,429	(103,945)
Net cash provided by (used in) operating activities of continuing operations	546,464	(105,148)
Net cash used in operating activities of discontinued operations	-	171,076
Net cash provided by operating activities	546,464	65,928

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to seller for contingent consideration	(500,000)	-
Proceeds from sale of legacy business	-	190,000
Net cash (used in) provided by investing activities	(500,000)	190,000

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(34,298)	-
Proceeds from notes payable	50,000	-
Repayment of notes payable	-	(167,479)
Net cash provided by (used in) financing activities	$15,702	$(167,479)

Net increase in cash	153,527	88,449

Cash at beginning of the period	180,093	141,379

Cash at end of the period	$333,620	$229,828

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$4,723
Conversion of liability as consideration on sale of legacy business	$-	$150,000
Retirement of stock	$-	$375,687
Stock repurchase from shareholder	$-	$375,687

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversions Labs, Inc. (“Conversion Labs,” “we,” “us,” “our,” the “Company”) is an internet-based direct response marketing company that in-licenses, acquires and creates innovative and proprietary products that are sold to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have three commercial stage products Shapiro MD, a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair, iNR Wellness MD, a nutritional supplement for immune support and PDF Simpli, a PDF conversion software, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”, now Conversion Labs PR LLC (“Conversion Labs PR”)). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%.

During 2016, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. Some of the entities contracted to provide these services had been determined to be variable interest entities (“VIEs”) and were consolidated in the Company’s financial statements. The one (1%) percent fee received by these VIEs was eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. By the year ended December 31, 2018, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2018, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

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

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Immudyne PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business. In consideration for Immudyne PR’s purchase of the Membership Interests, Immudyne PR paid $150,000 (the “Initial Payment”) to the sellers upon execution of the purchase agreement. Additionally, Conversion Labs PR agreed to pay up to an additional $200,000 for such Membership Interests and an additional $400,000 of contingent consideration should the Company or Conversion Labs PR ever pay a dividend.

Going Concern

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, the Company had an accumulated deficit approximating $12.9 million and has incurred negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at March 31, 2019, and projected cash needs for 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 fiscal year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising capital to fund operations, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”). The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Conversion Labs PR and LegalSimpli and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non-controlling interest in Conversion Labs PR represents the 21.833% equity interest held by other members of the joint venture. All significant consolidated transactions and balances have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018 and 2017 filed in the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.

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

By our fiscal year ending December 31, 2018, we ceased processing credit card charges through all VIE merchant accounts. At March 31, 2019 and December 31, 2018, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

Conversion Labs PR is the primary beneficiary of Innerwell Skincare LLC, Spurs 5, LLC, and Salus LLC, which are qualified as VIEs. The assets, liabilities, revenues and expenses of these VIEs are included in the financial statements of Conversion Labs PR and are further included in the condensed consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Conversion Labs PR. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Conversion Labs PR and the Company. No assets were pledged or given as collateral against any borrowings.

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

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the accounting for derivatives, the valuation of inventory and stockholders’ equity-based transactions. Actual results could differ from those estimates.

Inventory

At March 31, 2019 and December 31, 2018, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At March 31, 2019, and December 31, 2018, the Company recorded an inventory reserve in the amount of $12,500 and $12,500, respectively. As of March 31, 2019 and December 31, 2018, the inventory balances were approximately $877,000 and $1,022,000, respectively.

Product Deposits

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. As of March 31, 2019 and December 31, 2018, the Company has $0 and $33,302, respectively of products deposit with multiple vendors for the purchase of raw materials for products we sell online.

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

The Company began testing a trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trial period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue.

For the Company’s software subscription-based contracts with customers, the Company records the sales after completion of the customers 14-day free trial and at the end of the service period for which the customer purchased a monthly subscription or records revenue over time as the yearly subscription lapses. The Company offers either a monthly subscription or a yearly subscription to the Company’s software. The Company offers a discount for purchase of the yearly subscription, which must be paid at initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly subscriptions for the software are recorded net of discount.

Customer discounts, returns and rebates for the three months ended March 31, 2019 and 2018 approximated $552,000 and $300,000, respectively.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2019 and December 31, 2018, the accounts receivable reserve was approximately $0 and $0, respectively. At March 31, 2019 and December 31, 2018, the reserve for sales returns and allowances was approximately $81,000 and $43,000, respectively.

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

At March 31, 2019, the Company has approximately $4,237,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

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

Common stock equivalents comprising shares underlying 27,200 options and warrants for the three months ended March 31, 2019, respectively, have not been included in the income per share calculations as the effects are anti-dilutive.

Common stock equivalents comprising shares underlying 5,481,100 options and warrants for the three months ended March 31, 2018, have not been included in the loss per share calculation as the effects are anti-dilutive.

Recent Accounting Pronouncements

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

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

As of March 31, 2019, the Company’s accounts receivable had no significant concentration from any one customer. As of March 31, 2019, three credit card processors accounted for 51%, 35% and 14% of accounts receivable.

NOTE 3 – DISCONTNUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement (the “Asset Sale Agreement”) with Mark McLaughlin (the Company’s former President and Chief Executive Officer) whereby the Company sold the net assets of the legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the Asset Sale Agreement (the “Asset Sale Agreement Amendment”) to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the Asset Sale Agreement Amendment was $1,000,000. The total net assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752.

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

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance. As of December 31, 2018, while the Company does not anticipate LegalSimpli meeting the above milestones, the Company anticipates that it is probable that the Company will pay $200,000 consideration to the Sellers for these milestones. Regardless of whether LegalSimpli achieves either or both of the Milestones, Buyer will retain full ownership of the Membership Interests. In addition, the Purchase Agreement calls for an additional $400,000 of consideration to be paid to the Sellers if/when Conversion Labs PR (formerly Immudyne PR) or the Company ever pay a dividend to shareholders. The Company has determined that it is probable that at some future point that the Company will pay this $400,000 to the Sellers.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Additional consideration to be paid	200,000
Contingent consideration	400,000
Fair value of total consideration	$750,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Deferred revenue	(29,818)
Non-controlling interest	(144,118)
Total identifiable net assets	(256,840)
Customer relationship asset	1,006,840
$750,000

NOTE 5 – INTANGIBLE ASSETS

As of March 31, 2019, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(279,678)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(279,678)

For the three months ended March 31, 2019, the Company recognized amortization expense of approximately $83,000. There were no intangible assets or amortization for the three months ended March 31, 2018.

As of December 31, 2018, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(195,775)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(195,775)

NOTE 6 – NOTES PAYABLE

	March 31, 2019	December 31, 2018
Convertible notes of $550,000 issued in May of 2018. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. The borrowers have converted $344,642 of these notes including $9,922 of interest as of March 31, 2019 and December 31, 2018.	$215,280	$215,280
Warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note. For the three months ended March 31, 2019 and year ended December 31, 2018, amortization of debt discount was $131,595 and $315,828, respectively.	(86,268)	(217,864)
Promissory note of $230,000 issued in October of 2018. This note has a maturity date of April 1, 2019 and bears no interest, but requires an additional $30,000 from the original $200,000 received. The Company has recorded $30,000 and $12,000 as accrued interest as of March 31, 2019 and December 31, 2018, respectively. This note was repaid on April 1, 2019.	200,000	200,000
Related party promissory note of $106,000 issued in December of 2018. This note has a maturity date of March 1, 2019 and bears no interest, but requires an additional $6,000 from the original $100,000 received. The Company has recorded $9,000 as accrued interest as of March 31, 2019.	100,000	50,000
	$429,012	$247,416

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

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

During the year end December 31, 2018, the Company had convertible note holders convert 1,498,442 shares at a conversion price of $0.23 per share, resulting in a decrease to the aggregate amount of outstanding convertible debt of approximately $344,641 during the year.

On January 1, 2019, in connection with the Company’s agreement with JLS Ventures, LLC, the Company issued 1,000,000 shares of restricted stock to JLS Ventures, LLC.

On February 27, 2019, the Company entered into a short-term note agreement for $100,000 that was repaid prior to the quarter end. As part of the note agreement, the Company issued 100,000 shares of common stock to the note holder valued at $16,000.

Noncontrolling Interest

For the three months ended March 31, 2019 and 2018, the net (loss) income of Conversion Labs PR attributed the Company amounted to approximately ($69,000) and $13,000, respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business.

Stock Options

On February 9, 2019, Robert Kalkstein the former Chief Financial Officer of the Company, tendered his resignation to the Company’s Board of Directors, effective March 31, 2019. In connection with Mr. Kalkstein’s resignation, the Company agreed to amend certain options granted to Mr. Kalkstein by decrease the exercise price of 500,000 options to purchase the Company’s common stock previously granted to Mr. Kalkstein from $0.40 per share to $0.28 per share; accelerate the vesting of 150,000 Options with such options to vest on March 31, 2019; and cancel 200,000 unvested options, the vesting of which was not accelerated.

On March 15, 2019 the Company granted Mr. Piñeiro options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23.

A Summary of the outstanding service-based options are as follows:

Number of
Options
Balance at December 31, 2017	10,960,800
Issued	3,400,000
Expired	(550,000)
Exercised	(40,800)

Balance at December 31, 2018	13,820,000
Issued	500,000
Balance at March 31, 2019	14,320,000

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at March 31, 2019 and December 31, 2018 amounted to $0 and $1,210,342, respectively.

During the three months ended, the significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.38%
Expected stock price volatility	184.78%
Expected dividend payout	-
Expected option life-years	6.5 years
Weighted average grant date fair value	$0.15
Forfeiture rate	0.01%

The following is a summary of outstanding service-based options at March 31, 2019:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$0.20 - $0.25	8,620,000	3.9 years
$0.30 - $0.35	3,825,000	8.5 years
$0.40	1,875,000	4.7 years
Total	14,320,000

Performance-Based Stock Options

Vested

During 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at an exercise prices of $0.40 per share. These options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. These options are valued at $55,439. During the year ended December 31, 2017, the Company met the performance criteria.

Unvested

During the year ended December 31, 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share to JLS Ventures, LLC, a related party. The options expire in 10 years and are exercisable upon cash received by Conversion Labs, Inc. from Conversion Labs PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212.

During the third quarter of 2017, the Company granted performance-based options to purchase 3,750,000 shares of common stock with an exercise prices of $0.25 and $0.35 per share. The options expire in 10 years and are exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,152,849.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2017	3,089,119	$0.40	2018 - 2020
Issued	(354,891)	$0.44	2018
Exercised	2,491,305	$0.29	2023 - 2028
Balance at December 31, 2018 and March 31, 2019	5,225,533	$0.35	2019 - 2028

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

Warrants outstanding and exercisable amounted to 5,225,533 at March 31, 2019 and December 31, 2018, respectively. The weighted average exercise price of warrants outstanding at March 31, 2019 and December 31, 2018 is $0.35. The warrants expire at various times between September 2019 and March 2028.

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $181,108 and $84,313 for the three months ended March 31, 2019 and 2018, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

On September 1, 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products according to the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of March 31, 2019, and December 31, 2018, the Company has accrued $29,592 and $0, respectively which is included in accounts payable and accrued expenses in regard to this agreement.

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

The Company is subject to a royalty agreement based upon sales of certain hair care products. For the three months ended March 31, 2019 and 2018, the Company recognized $55,950 and $20,752, respectively, in royalty expense related to this agreement.

Restricted Stock and Options

The Company entered into two agreements on April 1, 2016, with two consultants of Conversion Labs PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of the Company’s common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of the Company’s common stock for each $500,000 distributed by Conversion Labs PR to the Company. For each consultant, the number of shares of common stock to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares of common stock when Conversion Labs PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares of common stock. For the year ended December 31, 2016, 2,300,000 restricted shares of common stock have been issued related to the Consultant. The Company valued the shares of common stock at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period.

In addition, the Consultant Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s common stock at a price of $0.20 per share (including a cashless exercise feature) when Conversion Labs PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.20 per share. As of March 31, 2019, no bonus shares had been issued, and no options have been granted under the Consultant Agreement.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At March 31, 2019, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

NOTE 9 – LEASES

On January 1, 2019, we adopted ASU 2016-02 using the optional transition method resulting in a cumulative-effect adjustment to our Consolidated Balance Sheets. Comparative financial statements of prior periods have not been adjusted to apply the new method retrospectively. The new method of accounting was applied only to leases that have ongoing minimum lease commitments after January 1, 2019, excluding short-term leases.

The Company has applied the practical expedient for leases less than 12-months for the following lease, and as such has excluded it from the calculation of right of use assets and lease liabilities. Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) and incurs expense of approximately $4,000 per month for this office space.

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. The Company has recognized a right of use asset and lease liability of $30,287 as of January 1, 2019, for adopting ASC 842, and has classified this lease as an operating lease. The lease did not contain any interest for use in the present value calculation, as a result, the Company used the third-party interest rate from similar borrowings of 7%. The Company has paid a security deposit of $2,235 was paid for this lease. The lease payment for this lease were $6,382 and the implied interest for such lease was $4,241.

Rent expense, including short-term lease, for the three months ended March 31, 2019 and 2018, was $30,477 and $16,023, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 a month on month-to-month terms for this office space.

Conversion Labs PR utilizes BV Global Fulfillment, owned by the father of Mr. Schreiber, the Company’s current Chief Executive Officer, and incurred $97,477 and $29,720 for the three months ended March 31, 2019 and 2018, respectively, for these services.

NOTE 11 – SUBSEQUENT EVENTS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

We currently have four commercial stage brands in our portfolio:

●	Shapiro MD: Launched in 2017, Shapiro MD is a patented line of shampoo, conditioner and leave-in foamer for thicker, fuller hair. The Shapiro MD line also includes a U.S. Food and Drug Administration (“FDA”) approved minoxidil product and a supplement for hair loss.

●	iNR Wellness MD: Launched in 2018, iNR Wellness MD is a beta glucan nutritional supplement for immune support. There are a multitude of published studies, many noted on the National Institute of Health website, relating to the health benefits of beta glucan. The FDA and the European Food Safety Authority have approved health claims related to the maintenance or reduction of blood cholesterol and consumption of 3 grams of beta-glucan daily.

●	Scarology: Launched in 2019, Scarology is a proprietary 3 step Scar Care System designed to improve the overall color, texture and appearance of scars. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets.

●	PDF Simpli: Launched in 2018, PDF Simpli is a PDF conversion software product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

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

Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of advertising fees and service fees to maintain skilled professionals to market our products online. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations.

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

Scarology™

Launched in 2018, Scarology is a topically applied scar healing solution delivered through a day and night routine. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets. The Scarology system was developed by two prominent dermatologists and has been tested extensively in a clinical environment. The current global scar treatment market is estimated to be more than $10 billion and is expected to grow to more than $34.5 billion by 2025.

Growth Strategy

We actively seek to acquire, license and develop products and brands with large untapped e-commerce potential and proven business models. We intend to continue to grow revenue and profitability of our three commercial stage consumer products. We also expect that PDFSimpli will continue to grow and will achieve profitability in 2019. We continue to actively seek new brands to buy or license to expand our product offerings and add to our growth.

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

Material Developments During the Three Months Ended March 31, 2019

Resignation of Chief Financial Officer

On February 9, 2019, Robert Kalkstein, Chief Financial Officer of Conversion Labs, Inc., tendered his resignation to the Company’s Board of Directors, effective March 31, 2019. Mr. Kalkstein did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Kalkstein will continue to serve as an advisor to the Chief Executive Officer of the Company.

In connection with Mr. Kalkstein’s resignation, the Company agreed to amend that certain consulting agreement entered into on September 26, 2017, by and between the Company and Mr. Kalkstein (the “Kalkstein Consulting Agreement”), to: (i) forego $32,500 of the $42,500 cash currently owed to Mr. Kalkstein pursuant to the Kalkstein Consulting Agreement; (ii) decrease the exercise price of 500,000 options to purchase the Company’s common stock previously granted to Mr. Kalkstein (the “Kalkstein Options”) from $0.40 per share to $0.28 per share; (iii) accelerate the vesting of 150,000 Kalkstein Options with such options to vest on March 31, 2019; and (iv) cancel 200,000 unvested Kalkstein Options, the vesting of which was not accelerated.

Appointment of Chief Financial Officer

On February 11, 2019, in connection with Mr. Kalkstein’s resignation, the Board appointed Mr. Juan Manuel Piñeiro Dagnery, the Controller of the Company prior to appointment, as Chief Financial Officer, effective March 31, 2019.

On March 15, 2019, the Company and Mr. Piñeiro entered into an employment agreement (the “Piñeiro Agreement”) effective as April 1, 2019, whereby Mr. Piñeiro shall earn a salary of $84,000 per annum (the “Piñeiro Salary”). In addition to the Piñeiro Salary, he shall be eligible for an annual discretionary bonus of up to 100% of the Piñeiro Salary and subject to approval of the Board, the Company shall issue Mr. Piñeiro options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23 per share (the “Options”). The Piñeiro Agreement may be terminated without notice by either party at any time for any reason.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the three months ended March 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended
	March 31 2019		March 31 2018
Net sales	$2,698,990		$1,606,491
Cost of sales	677,973	25%	355,453	22%
Gross profit	2,021,017	75%	1,251,038	78%
Operating expenses	2,584,386	96%	1,530,352	95%
Operating (loss)	(563,369)	(21)%	(279,314)	(17)%
Other income (expenses)	(170,194)	(6)%	(6,450)	-%
Income from continuing operations before provision for income taxes	(733,563)	(27)%	(285,764)	(18)%
Income from discontinued operations, including gain on sale, net of income taxes	-	-%	-	-%
Net income (loss)	(733,563)	(27)%	639,974	40%
Net (loss) income attributable to noncontrolling interests	(69,816)	(3)%	12,697	1%
Net (loss) income attributable to Conversion Labs, Inc.	$(663,747)	(25)%	$627,277	39%

Net Sales

Sales were approximately $2.7 million for the three months ended March 31, 2019, compared to approximately $1.6 million for the three months ended March 31, 2018. The increase of approximately 68% is attributed mainly to revenue from the purchase of the majority of LegalSimpli and more resources being invested into our in-licensed patented hair loss shampoo, conditioner, and leave in foam continuing to increase during the first quarter of 2019.

Cost of Sales

Total cost of sales was approximately $678,000 for the three months ended March 31, 2019, compared to approximately $355,000 for the three months ended March 31, 2018. The increase is primarily due to the revenue increase from the purchase of the majority of LegalSimpli. This increase was partially mitigated by our ability to secure better inventory pricing and margin of our in-licensed patented hair loss shampoo, conditioner, and leave in foam during the first quarter of 2019. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income decreased as we were able to take advantage of volume pricing discounts from our vendors.

Gross Profit

Gross profit was approximately $2.0 million for the three months ended March 31, 2019, compared to approximately $1.3 million for the three months ended March 31, 2018, an increase of approximately 62%. The increase in our gross profit was primarily the result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 69% to approximately $2.6 million for the three months ended March 31, 2019, from approximately $1.5 million for the three months ended March 31, 2018. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $795,000 over from the three-months ended March 31, 2019 compared to the three-months ended March 31, 2018. We also had increased professional fees, compensation and related expense costs, and lower general and administrative expense during the comparable period.

Net Income

Net loss for the three months ended March 31, 2019 was approximately $733,000, compared to net income of approximately $640,000 for the three months ended March 31, 2018. Our net loss for the three months ended March 31, 2019 was mostly attributable to our increased marketing efforts, whereas our net income for the three months ended March 31, 2018 was mostly attributable to the sale of the Company’s legacy business.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Current assets	$1,671,286	$1,605,070
Current liabilities	2,274,172	1,192,397
Working capital	$(602,886)	$412,673

We had a negative net working deficit of $602,886 at March 31, 2019, resulting in a decrease of $1,080,412 in working capital from net working capital of $412,673 at December 31, 2018. The ratio of current assets to current liabilities was 0.69 to 1 at March 31, 2019.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$546,464	$65,928
Net cash (used in) provided by investing activities	(500,000)	190,000
Net cash provided by (used in) financing activities	15,702	(167,479)
Change in cash	$62,166	$88,449

Operating Activities

Net cash provided by operating activities was $546,464 for the three months ended March 31, 2019 primarily due to increases in accounts payable and accrued expenses of $747,429, stock compensation expense of $154,600 and amortization of debt discount of 131,596.

Net cash from operating activities was $65,928 for the three months ended March 31, 2018. Cash from operating activities during the three months ended March 31, 2018 was primarily due to the net income of $639,974.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $500,00 for payments related to the purchase of LegalSimpli.

For the three months ended March 31, 2018, net cash used in investing activities was $190,000 for proceeds related to the sale of the legacy business.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $15,702 of which $50,000 was received from the issuance of notes, partially offset by distributions to noncontrolling interest totaling $34,298.

For the three months ended March 31, 2018, net cash used in financing activities was $167,479 which related to the payment of notes payable.

Going Concern and Future Financing

Our principal demands for liquidity are to increase sales via online marketing, purchase inventory and for sales distribution and general corporate purposes. We incurred negative operating cash flows of our continued operations to date in 2019 as well as in the 2018 fiscal year. As a result, we have substantial doubt about our ability to continue as a going concern.

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

Equity Financings

On January 1, 2019, in connection with the Company’s agreement with JLS Ventures, LLC, the Company issued 1,000,000 shares of restricted stock to JLS Ventures, LLC.

On February 27, 2019, the Company entered into a short-term note agreement for $100,000 that was repaid prior to the end of this quarter. As part of the note agreement, the Company issued 100,000 restricted shares of common stock to the note holder valued at $16,000.

Debt Financings

None.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2019.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, the Company has an accumulated deficit approximating $12.9 million and a working capital deficit approximating $668,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of March 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2019 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	Lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Inadequate segregation of duties consistent with control objectives;

●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines;

●	Inadequate security and restricted access to computer systems including a disaster recovery plan;

●	Lack of formal written policy for the approval, identification and authorization of related party transactions; and

●	No written whistleblower policy.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors;

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures;

●	Identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan; and

●	Develop a written whistleblower policy.

During the quarter ended March 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During Q 2019 we have (i) begun a search for expert qualified independent third-party individuals to sit on our Board of Directors; (ii) retained an expert consulting firm to assist the Company in updating and drafting our written policies and procedures for accounting and financial reporting; (iii) retained an expert consulting firm to assist the Company in developing a disaster recovery plan and whistleblower policy; and (iv) have migrated the accounting functions, internal control policies and procedures of LegalSimpli Software, LLC under the Company’s policies and procedures. We believe the above steps will improve oversight of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2019, in connection with the Company’s agreement with JLS Ventures, LLC, the Company issued 1,000,000 shares of restricted stock to JLS Ventures, LLC.

On February 27, 2019, the Company entered into a short-term note agreement for $100,000 that was repaid prior to the quarter end. As part of the note agreement, the Company issued 100,000 restricted shares of common stock to the note holder valued at $!6,000.

On April 1, 2019, the Company issued Juan Manuel Piñeiro Dagnery an option to purchase 500,000 shares of the company at an exercise price of $0.23 per share pursuant to his employment agreement, which had an effective date of April 1, 2019.

All of the securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously reported.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(10)	Material Agreements
10.1‡	Amendment to Kalkstein Consulting Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2019)
10.2‡	Employment Agreement by and between the Company and Mr. Juan Manuel Piñeiro Dagnery dated April 1, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2019)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2019

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)

Date:	May 15, 2019