Form 10-Q
period 2019-06-30
CONVERSION LABS, INC.
filed 2019-08-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55857

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, Suite 2800, New York, NY New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2019, there were 52,969,262 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets
Cash	$265,107	$180,093
Trade accounts receivable, net	103,271	99,053
Product deposit	131,577	33,302
Inventory, net	703,286	1,022,616
Other current assets	125,765	270,006
Total Current Assets	$1,329,006	$1,605,070

Non-current assets
ROU Asset	$26,653	$-
Intangible assets, net	$843,258	$1,011,065
Total non-current assets	869,911	1,011,065

Total Assets	$2,198,917	$2,616,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,025,503	$868,997
Notes payable, net	270,280	247,416
Deferred revenue	52,113	75,984
Total Current Liabilities	2,347,896	1,192,397

Long-term Liabilities
Lease Liability	30,106	-
Contingent consideration on purchase of Legalsimpli	100,000	600,000
Liability to issue shares	1,150,000	-
Deferred tax liability	-	4,000
Total Liabilities	3,628,002	1,796,397

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 46,882,305 and 45,267,105 shares issued, 46,367,105 and 45,267,105 outstanding as of June 30, 2019 and December 31, 2018, respectively	468,822	457,822
Additional paid-in capital	13,122,309	12,744,249
Accumulated (deficit)	(14,941,930)	(12,140,670)
	(1,350,799)	1,061,401
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	(1,514,500)	897,700

Non-controlling interest	85,415	(77,962)

Total Stockholders’ (Deficit)	(1,429,085)	819,738

Total Liabilities and Stockholders’ (Deficit)	$2,198,917	$2,616,135

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$2,698,407	$2,037,636	$5,397,397	$3,644,127

Cost of Sales	655,211	534,727	1,333,184	890,180

Gross Profit	2,043,196	1,502,909	4,064,213	2,753,947

Operating expenses
Compensation and related expenses	490,435	322,319	871,533	465,965
Professional fees	143,739	310,043	277,946	442,158
Marketing expenses	1,815,082	1,271,021	3,506,894	2,168,185
General and administrative expenses	427,105	197,019	804,374	554,446
Total operating expenses	2,876,361	2,100,402	5,460,747	3,630,754

Operating Loss	(833,165)	(597,493)	(1,396,534)	(876,807)

Interest (expense)	(129,826)	(51,078)	(300,020)	(57,528)

Loss from continuing operations before provision for income taxes	(962,991)	(648,571)	(1,696,554)	(934,335)

Income taxes (Benefit)	-	-	-	-

Income from discontinued operations, including gain on sale, net of income taxes	-	-	-	925,738

Net Income (Loss)	(962,991)	(648,571)	(1,696,554)	(8,597)

Net (loss) income attributable to noncontrolling interests	(144,887)	(41,539)	(214,702)	12,697

Net Income (loss) attributable to Conversion Labs, Inc.	(818,104)	(607,032)	(1,481,852)	(21,294)

Basic loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.02)	$(0.02)	$(0.04)	$(0.02)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	-	-	0.02
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operation	(0.02)	(0.02)	(0.04)	(0.02)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operation	$-	$-	$-	$0.02

Weighted Average number of common shares outstanding
Basic	46,882,305.00	43,168,337.73	46,844,735.94	43,338,090.62
Diluted	46,882,305.00	43,168,337.73	46,844,735.94	45,458,779.51

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS stockholders’ equity (deficit)

(Unaudited)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	363,060			373,060		373,060
Distributions to non-controlling interest						-	(34,298)	(34,298)
Agreement to issue shares for non-controlling interest in CVLB PR				(1,319,407)		(1,319,407)	412,377	(907,030)
Net (loss)				(1,481,852)		(1,481,852)	(214,702)	(1,696,554)
Balance at June 30, 2019	46,882,305	$468,822	$13,122,309	$(14,941,929)	$(163,701)	$(1,514,499)	$85,415	$(1,429,084)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total
Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

Issuance of common stock for services	1,450,000	14,500	292,579	-	-	307,079	-	307,079
Stock repurchase from shareholder	-	-	-	-	(460,000)	(460,000)	-	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	-	460,000	-	-	-
Warrants Issued in relation to debt offering	-	-	533,691	-	-	533,691	-	533,691
Noncontrolling interest in acquisition of subsidiary	-	-	-	-	-	-	144,118	144,118
Issuance of stock options for services	-	-	33,317	-	-	33,317	-	33,317
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	154,000	154,000
Net (loss)	-	-	-	20,245	-	20,245	(28,842)	(8,597)

Balance at June 30, 2018	42,993,063	$429,930	$11,139,850	$(10,272,566)	$(163,701)	$1,133,513	$(246,387)	$887,126

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) income	$(1,696,554)	$(8,597)
Adjustments to reconcile net (loss) income to net
cash provided by (used) in operating activities
Amortization of debt discount	86,268	46,789
Amortization of intangibles	167,807	-
Operating Lease Payments	3,453
(Gain) loss on discontinued operations and disposal	-	(775,738)
Stock issued for services	16,000	-
Stock compensation expense	373,060	340,395
Liability to issue shares for services	242,969	-
Changes in Assets and Liabilities		-
Trade accounts receivable	(4,218)	64,145
Product deposit	(98,275)	(67,500)
Inventory	319,330	174,047
Other current assets	144,241	(124,942)
Deferred revenue	(23,871)	1,727
Deferred tax liability	(4,000)	-
Accounts payable and accrued expenses	1,113,972	(29,463)
Net cash provided by (used in) operating activities of continuing operations	640,182	(379,137)
Net cash used in operating activities of discontinued operations	-	140,488
Net cash provided by operating activities	640,182	(238,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to seller for contingent consideration	(500,000)	-
Proceeds from sale of legacy business	-	390,000
Net cash (used in) provided by investing activities	(500,000)	390,000

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(34,298)	-
Proceeds from notes payable	50,000	-
Repayment of notes payable	(70,870)	(167,479)
Net cash provided by (used in) financing activities	$(55,168)	$(167,479)

Net increase in cash	85,014	(16,128)

Cash at beginning of the period	180,093	-

Cash at end of the period	$265,107	$(16,128)

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,383	$4,723

Retirement of stock	$-	$460,000
Stock repurchase from shareholder	$-	$460,000
Conversion of liability as consideration on sale of legacy business	$-	$150,000
Agreement to issue shares for non-controlling interest in CVLB PR	$907,031	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversions Labs, Inc. (“Conversion Labs,” “we,” “us,” “our,” the “Company”) is an internet-based direct response marketing company that in-licenses, acquires, creates and markets innovative and proprietary products to consumers around the world via our technology infrastructure and relationships with agencies, third party marketers, and online advertising platforms such as Facebook, Google and Amazon. We currently have four commercial stage products including (i) Shapiro MD, a patented shampoo, conditioner, and leave-in foamer for thicker, fuller hair, (ii) iNR Wellness MD, a nutritional supplement for immune and gut support, (iii) Scarology, a proprietary 3-step scar care system designed to improve the overall color, texture and appearance of scars that consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets, and (iv) PDF Simpli, a PDF conversion software, which is marketed through our subsidiary, LegalSimpli Software, LLC, a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (now known as “Conversion Labs PR”). On April 1, 2016, the original operating agreement of Conversion Labs PR was amended and restated and we increased our ownership and voting interest in Conversion Labs PR to 78.2%. On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%.

During 2016, we utilized third party entities to provide and increase credit card processing capacity and optimize corresponding rates and fees through one or more merchant bank accounts held by such entities. Some of the entities contracted to provide these services had been determined to be variable interest entities (“VIEs”) and were consolidated in the Company’s financial statements. The one (1%) percent fee received by these VIEs was eliminated in consolidation of the net revenues processed and collected by such contractors from sales initiated by the Company. The remaining entities provided such services as independent contractors, the majority of which were considered related parties and no fee was paid. Upon receipt of funds by such contractors from their respective merchant banks, the Company required the prompt transfer of funds to Company controlled accounts. The Company reimbursed and/or advanced funds to such contractors for any deficit or charge related to returns, chargeback and other fees charged by such merchant bank. By our year ended December 31, 2018, we ceased processing credit card charges through all VIE merchant accounts. At December 31, 2018, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

As used in these financial statements and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company (“Conversion Labs PR”), Conversion Labs Media, LLC (“CVLB Media”), a Puerto Rico limited liability company, Conversion Labs RX, LLC (“CVLB RX”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Recent Developments

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, and purchased the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, equal to $900,000 to the Company’s Chief Executive Officer and Chief Technology Officer. The shares were not issued until August 6, 2019, and, as such, the Company has recorded a liability on the Company’s balance sheet as of June 30, 2019.

On May 31, 2019, through our wholly-owned subsidiary, Conversion Labs PR, the Company entered into the operating agreement by and among Conversion Labs RX, LLC, a Puerto Rico limited liability company (“CVLB RX”), by and among the Company, Conversion Labs PR, LLC, Harborside Advisors, LLC, Happy Walters, an individual (“Walters”), and David Hanig, an individual (“Hanig”, and together with CLPR, Harborside and Walters, each a “Member” and together the “Members”). Pursuant to the operating agreement, the Company, through Conversion Labs PR, owns 51% of the membership interests of CVLB RX. The operating agreement governs the operations of CVLB RX and provides for CVLB RX’s management by a Board of Managers of at least three members. Among the provisions of the operating agreement are limitations and restrictions on the disposition of membership interests by a member, including right of first refusal of the members and an option for both the Company and the members to purchase membership interests that are being offered by a member.

Going Concern

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or its ability to raise additional capital from the sale of common stock or through debt securities. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019, the Company had an accumulated deficit approximating $14,941,000. Management has significant doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at June 30, 2019, and projected cash needs for 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 fiscal year. Although management has been successful to date in raising capital to fund operations , there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”). The consolidated financial statements include the accounts of the Company and its 51% owned subsidiaries, CVLB RX and LegalSimpli and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. Prior to April 25, 2019, the non-controlling interest in Conversion Labs PR represented 21.833% equity interest held by other members of the joint venture, but as of June 30, 2019 the Company owns 100% of the equity interests of Conversion Labs PR. All significant consolidated transactions and balances have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for December 31, 2018 as filed with the SEC on April 1, 2019.

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

By our fiscal year ending December 31, 2018, we ceased processing credit card charges through all VIE merchant accounts. At June 30, 2019 and December 31, 2018, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

Conversion Labs PR is the primary beneficiary of Innerwell Skincare LLC, Spurs 5, LLC, and Salus LLC, which are deemed by management to be VIEs. The assets and liabilities and revenues and expenses of these VIEs are included in the financial statements of Conversion Labs PR and further included in the consolidated financial statements. The assets and liabilities include balances due from and due to the subsidiaries of Conversion Labs PR. These inter-company receivables and payables have been eliminated upon consolidation of the VIE with Conversion Labs PR and the Company. No assets were pledged or given as collateral against any borrowings.

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

Inventory

At June 30, 2019 and March 31, 2019, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable value, if lower. At June 30, 2019 and December 31, 2018, the Company recorded an inventory reserve in the amount of $12,500, respectively on the Company’s accompanying balance sheet. As of June 30, 2019 and December 31, 2018, the inventory balances, net included on the Company’s accompanying balance sheet were approximately $703,000 and $1,022,000, respectively.

Product Deposits

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. As of June 30, 2019 and December 31, 2018, the Company has approximately $131,000 and $33,000, respectively included on the Company’s accompanying balance sheet for product deposits with multiple vendors for the purchase of raw materials for products the Company sells online.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

For the Company’s product-based contracts with customers, the Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers is typically homogenous, such that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population.

The Company began testing trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based revenue and the related impact on inventory. Given the relatively new trial period being offered, the Company has not yet been able to estimate the historical effect to determine how this will change the recording of revenue.

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

Customer discounts, returns and rebates included on the Company’s accompanying statement of operations for the three and six months ended June 30, 2019 approximated $161,000 and $713,000, respectively. Customer discounts, returns and rebates included on the Company’s accompanying statement of operations for the three and six months ended June 30, 2018 approximated $131,000 and $220,000, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At June 30, 2019 and December 31, 2018, the accounts receivable reserve included on the Company’s accompany balance sheet was $0 for both periods. At June 30, 2019 and December 31, 2018, the reserve for sales returns and allowances included on the Company’s accompany balance sheet was approximately $83,000 and $43,000, respectively.

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

At June 30, 2019, the Company has approximately $5,370,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

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

Common stock equivalents comprising shares underlying 13,600 and 13,600 options and warrants for the three and six months ended June 30, 2019, respectively, have not been included in the loss per share calculations as the effects are anti-dilutive.

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

Noncontrolling Interests

The Company accounts for its less than 100% interests in CVLB RX and LegalSimpli in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of the Conversion Labs PR, and LegalSimpli’s net loss attributable to noncontrolling interests in the consolidated statement of operations.

Consolidation of Variable Interest Entities

In accordance with ASC 810-10-25-37 and as amended by ASU 2009-17, the Company determines whether any legal entity in which the Company becomes involved is a VIE and subject to consolidation. The Company conducts an assessment on an ongoing basis for each VIE including (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company determined that six entities were VIEs and subject to consolidation. These variable interest entities had no significant activity during the preceding six months ending June 30, 2019 or the year ended December 31, 2018.

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

Although the Company does have some wholesale customers, over 90% of the Company’s sales are to unique customers. Since the Company sells its products to tens of thousands of customers, there is no accounts receivable concentration from customers. However, the Company uses merchant processors to charge customer credit cards and does contain concentration risk between credit card processors.

As of June 30, 2019, the Company’s accounts receivable had no significant concentration from any one customer. As of June 30, 2019, three credit card processors accounted for 65%, 21% and 11% of accounts receivable.

NOTE 3 – DISCONTNUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement (the “Asset Sale Agreement”) with Mark McLaughlin (the Company’s former President and Chief Executive Officer) whereby the Company sold the net assets of the legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the Asset Sale Agreement (the “Asset Sale Agreement Amendment”) to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the Asset Sale Agreement Amendment was $1,000,000. The total net assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752. As part of the agreement, the Company and Mark Mclaughlin agreed that the options that were fully vested are no longer issuable and agreed that any contingently issuable performance options issued to Mark McLaughlin and his related family members were cancelled. These options amounted to approximately 600,000 services based options and 2,000,000 contingently issuable performance options.

NOTE 4 – BUSINESS COMBINATION

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018 (the “Closing Date”), Immudyne, PR (currently Conversion Labs PR) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among nine individuals, as Sellers and Conversion Labs PR, as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to an aggregate 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business.

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance. As of December 31, 2018, while the Company does not anticipate LegalSimpli meeting the above milestones, the Company anticipates that it is probable that the Company will pay the total $200,000 consideration to the Sellers for these milestones. Regardless of whether LegalSimpli achieves either or both of the Milestones, the Buyer will retain full ownership of the Membership Interests. In addition, the Purchase Agreement calls for an additional $400,000 of consideration to be paid to the Sellers if/when Conversion Labs PR or the Company ever pay a dividend to shareholders. The Company has determined that it is probable that at some future point that the Company will pay this $400,000 to the Sellers.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Additional consideration to be paid	200,000
Contingent consideration	400,000
Fair value of total consideration	$750,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Deferred revenue	(29,818)
Non-controlling interest	(144,118)
Total identifiable net assets	(256,840)
Customer relationship asset	1,006,840
$750,000

NOTE 5 – INTANGIBLE ASSETS

As of June 30, 2019 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable of intangible assets
Customer relationship asset	$1,006,840	$(363,582)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(363,582)

For the three months ended June 30, 2019, the Company recognized amortization expense of approximately $162,009.

As of December 31, 2018 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(195,775)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(195,775)

NOTE 6 – NOTES PAYABLE

       The following table outlines the Company’s notes payable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes of $550,000 issued in May of 2018. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. The borrowers have converted $344,642 of these notes including $9,922 of interest as of June 30, 2019 and December 31, 2018. One note has been repaid as of June 30, 2019, and the other note is currently in technical default.	$170,280	$215,280

Warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note. For the six months ended June 30, 2019 and year ended December 31, 2018, amortization of debt discount was $217,864 and $315,828, respectively.	-	(217,864)

Promissory note of $230,000 issued in October of 2018. This note has a maturity date of April 1, 2019 and bears no interest, but requires an additional $30,000 from the original $200,000 received. The Company has recorded $0 and $12,000 as accrued interest as of June 30, 2018 and December 31, 2018, respectively. This note was repaid on April 1, 2019.	-	200,000

Related party promissory note of $106,000 issued in December of 2018. This note has a maturity date of March 1, 2019 and bears no interest, but requires an additional $6,000 from the original $100,000 received. The Company has recorded $9,000 as accrued interest as of June 30, 2019.	100,000	50,000
	$270,280	$247,416

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

On January 1, 2019, in connection with the Company’s agreement with JLS Ventures, LLC, the Company issued 1,000,000 shares of restricted stock to JLS Ventures, LLC, an entity owned by our Chief Executive Officer.

On February 27, 2019, the Company entered into a short-term note agreement for $100,000 that was repaid prior to the quarter end. As part of the note agreement, the Company issued 100,000 shares of common stock to the note holder valued at $16,000.

During the year ended December 31, 2018, the Company had convertible note holders convert 1,498,442 shares at a conversion price of $0.23 per share, resulting in a decrease to the aggregate amount of outstanding convertible debt of approximately $344,641 during the year.

Noncontrolling Interest

For the three and six months ended June 30, 2019, the net (loss) income from non-controlling interests attributed the Company amounted to approximately ($97,000) and $(481,000), respectively. For the three and six months ended June 30, 2018, the net (loss) income from non-controlling interests attributed the Company amounted to approximately ($36,000) and ($23,000), respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business.

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, whereby the Company acquired the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, or for a total of $900,000 to the Company’s Chief Executive officer and Chief Technology Officer. The shares were not issued until August 6, 2019, and, as such, the Company has recorded a liability on the Company’s balance sheet as of June 30, 2019.

On May 31, 2019, the Company entered into the operating agreement of CVLB RX, by and among the Company, Conversion Labs PR, Harborside Advisors, LLC, Happy Walters, an individual (“Walters”), and David Hanig, an individual (“Hanig”, and together with Conversion Labs PR, Harborside and Walters, each a “Member” and together the “Members”). Pursuant to the Operating Agreement, the Company, through Conversion Labs PR, owns 51% of the membership interests of CVLB RX. The Operating Agreement governs the operations of CVLB RX and provides for CVLB RX’s management by a Board of Managers of at least three members. Among the provisions of the Operating Agreement are limitations and restrictions on the disposition of membership interests by a Member, including right of first refusal of the Members and an option for both the Company and the Members to purchase membership interests that are being offered by a Member.

Stock Options

The following is a summary of outstanding service-based options at June 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	13,820,000	$ 0.20 - 0.40	4.84 years	$0.26
Granted	500,000	$0.23	9.70 years	0.23
Cancelled	(25,000)	$0.40	8.26 years	0.40
Expired	–	–	–	–
Balance at June 30, 2019	14,295,000	$ 0.20 - 0.40	5.00 years	$0.26

Exercisable December 31, 2018	10,805,416	$ 0.20 - 0.40	3.89 years	$0.24
Exercisable June 30, 2019	11,467,916	$ 0.20 - 0.40	4.13 years	$0.25

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at June 30, 2019 and December 31, 2018 amounted to $0 and $0, respectively.

On February 9, 2019, Robert Kalkstein, the former Chief Financial Officer of the Company, tendered his resignation to the Company’s Board of Directors, effective March 31, 2019. In connection with Mr. Kalkstein’s resignation, the Company agreed to amend certain options granted to Mr. Kalkstein by decreasing the exercise price of 500,000 options for the Company’s common stock previously granted to Mr. Kalkstein from $0.40 per share to $0.28 per share; accelerate the vesting of 150,000 Options with such options to vest on March 31, 2019; and cancel 200,000 unvested options, the vesting of which was not accelerated. The Company determined that the additional compensation expense for this transaction was approximately $3,000, which was recognized in March of 2019.

On March 15, 2019 the Company granted Mr. Piñeiro, the Chief Financial Officer of the Company, options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23. The Company valued the estimated compensation expense for these options as approximately $73,000, using a Black-Scholes option-pricing model as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.38%
Expected stock price volatility	184.78%
Expected dividend payout	-
Expected option life-years	6.5 years
Weighted average grant date fair value	$0.15
Forfeiture rate	0%

Performance-Based Stock Options

The following is a summary of outstanding performance-based options at June 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	15,425,000	$ 0.25 - 0.40	5.67 years	$0.27
Granted	–	–	–	–
Cancelled	(8,600,000)	0.25 - 0.40	7.57 years	0.31
Expired	–	–	–	–
Balance at June 30, 2019	6,825,000	$ 0.25 - 0.40	3.27 years	$0.23

Exercisable December 31, 2018	3,175,000	$ 0.25 - 0.40	3.74 years	$0.40
Exercisable June 30, 2019	3,175,000	$ 0.25 - 0.40	3.68 years	$0.40

Vested

During 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at an exercise price of $0.40 per share. These options expire in 2027 and are exercisable upon the Company achieving annual sales revenue of $5,000,000. These options are valued at $55,439. During 2017, the Company met the performance criteria.

Unvested

During 2017, the Company granted performance-based options to purchase 6,000,000 shares of common stock with an exercise prices of $0.35 per share to JLS Ventures, LLC, a related party. The options expire in 10 years and become exercisable upon cash received by Conversion Labs, Inc. from Conversion Labs PR between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,688,212. On April 25, 2019, concurrent with the Company’s purchase of the remaining 21.8% interest of Conversion Labs PR, these options were cancelled.

In the third quarter of 2017, the Company granted performance-based options to purchase 3,750,000 shares of common stock with an exercise prices of $0.25 and $0.35 per share. The options expire in 10 years and become exercisable upon the company achieving pre-tax earnings benchmarks between $4,000,000 and $7,000,000. The aggregate fair value of these performance-based options is $1,152,849. As of February 2018, 2,000,000 of these options had been cancelled.

Warrants

The following is a summary of outstanding and exercisable warrants:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	5,225,533	$ 0.20 - 0.50	3.25 years	$0.35
Granted	1,086,957	$0.28	9.87 years	0.28
Exercised	–	–	–	–
Expired	–	–	–	–
Balance at June 30, 2019	6,312,490	$ 0.20 - 0.50	4.39 years	$0.34

Exercisable December 31, 2018	5,225,533	$ 0.20 - 0.50	3.27 years	$0.35
Exercisable June 30, 2019	5,248,178	$ 0.20 - 0.50	3.25 years	$0.35

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

In May 2019, the Company issued 1,086,957 warrants to purchase shares of common stock with an exercise price of $0.28 to Bertrand Velge, a board member. The warrants will vest monthly over a four year period and expire in five years.

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service approximated $191,000 and $373,000 for the three and six months ended June 30, 2019, respectively. The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service approximated $256,000 and $340,000 for the three and six months ended June 30, 2018, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

Pilaris Laboratories, LLC

On September 1, 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of June 30, 2019 and December 31, 2018, the Company has accrued $29,592 and $0, respectively, which is included in accounts payable and accrued expenses in regard to this agreement.

M.ALPHABET, LLC

On March 26, 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtained an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”).

The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Alphabet Agreement) realized from the sales of Licensed Products. Further, so long as the Alphabet Agreement is not previously terminated, the Company, also agreed to pay Alphabet $50,000 on the 120-day anniversary of the Alphabet Agreement and an additional $50,000 on the 360-day anniversary of the Agreement.

Upon execution of the Alphabet Agreement, Alphabet was granted a 10-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50. Further, if Licensed Products have gross receipts of $7,500,000 in any calendar year, the Company will grant Alphabet an option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.50; (ii) if Licensed Products have gross receipts of $10,000,000 in any calendar year, the Company will grant Alphabet an additional option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.50 and (iii) If Licensed Products have gross receipts of $20,000,000 in any calendar year, the Company will grant Alphabet an option to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.75.

Milestone-based Royalty Agreement

The Company is subject to a royalty agreement based upon sales of certain hair care products, namely the owners of the Shapiro MD product line. For the three and six months ended June 30, 2019, the Company recognized approximately $10,500 and $40,000, respectively, in royalty expense related to this agreement. For the three and six months ended June 30, 2018, the Company recognized approximately $18,000 and $38,500, respectively, in royalty expense related to this agreement. These amounts are included in the Company’s accompanying statement of operations as general and administrative expenses.

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of Conversion Labs PR for business development, marketing and sales related services (the “Consultant Agreements”). Upon signing, each consultant was issued 1,000,000 restricted shares of the Company’s common stock. In addition, each consultant received an additional 150,000 restricted shares of the Company’s common stock. The Company valued the shares of common stock at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period.

In addition, the Consultant Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s common stock at a price of $0.20 per share (including a cashless exercise feature) when Conversion Labs PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.20 per share. As of June 30, 2019, no bonus shares had been issued, and no options have been granted under the Consultant Agreements.    On April 25, 2019, concurrent with the Company’s purchase of the remaining 21.8% interest of Conversion Labs PR, these options were cancelled.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At June 30, 2019, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

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

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, CA beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. The Company has recognized a right of use asset and lease liability of $30,287 as of January 1, 2019 for adopting ASC 842, and has classified this lease as an operating lease. The lease did not contain any interest for use in the present value calculation, as a result, the Company used the third-party interest rate from similar borrowings of 7%. The Company has paid a security deposit of $2,235 was paid for this lease. The lease payments for this lease were $6,382, and the implied interest for such lease was $4,241.

Rent expense, including short-term lease, for the three and six months ended June 30, 2019, was approximately $30,000 and $87,000, respectively. Rent expense, including short-term lease, for the three and six months ended June 30, 2018, was approximately $14,000 and $45,000, respectively.   These amounts are included in the Company’s accompanying statement of operations as general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President and CEO, employment of the Company’s former President and CEO’s wife, and legal and business advisory services provided by one of the Company’s directors.

Chief Executive Officer

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation and in lieu of any cash compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company recognized the expense over the term of the agreement. In May 2018, the Company entered into a two year agreement with Mr. Schreiber to compensate him for his service as CEO for the 2018 and 2019 calendar year. In lieu of any cash compensation for serving as CEO of the Company in 2018 and 2019, the Company agreed to issue 1,000,000 shares of common stock per year.is recognizing the expense over the term of the agreement. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four-month term of the agreement.

JSDC, Inc., owned by our Chief Executive Officer, provides credit card processing services through one or more merchant banks. JSDC, Inc. did not receive any compensation for these services.

On November 20, 2017, the Company entered into an agreement (the “JOJ Agreement”) with JOJ Holdings, LLC (“JOJ”). Pursuant to the terms of the Agreement, Conversion Labs, Inc. (“Conversion Labs”) purchased 2,000,000 shares (post-split from a 2:1 forward split on January 16, 2018) of Blockchain Industries, Inc. (“BCII”) from JOJ. The JOJ Agreement was amended on December 8, 2017 and again on March 9, 2018. In consideration for the purchase, Conversion Labs agreed to issue one (1) share of Conversion Labs common stock to JOJ for every dollar Conversion Labs realizes from gross proceeds on the sale of shares of BCII purchased pursuant to the JOJ Agreement, up to a total maximum aggregate amount of 5,000,000 shares. The Company has 3 years to sell the shares of BCII and has agreed not to sell more than 20% of the 30-day average daily trading volume of BCII. Justin Schreiber, the Company’s President and CEO is the President and owner of JOJ. The transaction was determined not to meet the criteria for recognition as an exchange transaction, therefore no asset or liability has been recorded in the financial statements.

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 a month on month-to-month terms for this office space.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related party of the Company’s current Chief Executive Officer, and incurred approximately $262,000 and $157,000 for the three months ended June 30, 2019 and 2018, respectively, for these services.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated and determined that there are no subsequent events through the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management's current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

•	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate acquired businesses or new brands;
•	the impact of competitive products and pricing;
•	supply constraints or difficulties;
•	general economic and business conditions;
•	our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	intellectual property claims brought by third parties; and
•	the impact of any industry regulation.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”), Conversion Labs Media, LLC (“CVLB Media”), a Puerto Rico limited liability company, Conversion Labs RX, LLC (“CVLB RX”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

Conversion Labs, Inc. is a diversified online direct response marketing company that creates, in-licenses, and acquires proprietary and innovative consumer products that address large unmet needs in the online marketplace. These products are then marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products to traditional retailers, wholesalers and physicians’ offices.

We currently have four commercial stage brands in our portfolio:

•	Shapiro MD: Launched in 2017, Shapiro MD is a patented line consisting of a shampoo, conditioner and leave-in foamer for thicker, fuller hair. The Shapiro MD line now also includes a U.S. Food and Drug Administration (“FDA”) approved minoxidil product and a supplement for hair loss.

•	iNR Wellness MD: Launched in 2018, iNR Wellness MD is a beta glucan nutritional supplement for immune and gut support. There are a multitude of published studies, many noted on the National Institute of Health website, relating to the health benefits of beta glucan. The FDA and the European Food Safety Authority have approved health claims related to the maintenance or reduction of blood cholesterol and consumption of 3 grams of beta-glucan daily.

•	Scarology: Launched in 2019, Scarology is a proprietary 3 step Scar Care System designed to improve the overall color, texture and appearance of scars. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets.

•	PDF Simpli: Launched in 2018, PDF Simpli is a PDF conversion software product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business.

We launched our online direct marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (“Immudyne PR”). On April 1, 2016, the original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 1, 2016, the original operating agreement of Conversion Labs PR was amended and restated and we increased our ownership and voting interest in Conversion Labs PR to 78.2%. On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%.

Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of advertising fees and service fees to retain skilled professionals to market our products through the internet. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations.

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

Divestiture of Nutraceutical and Cosmetic Additives Business

Prior to 2018, we manufactured, distributed and sold natural immune support products containing our proprietary yeast beta glucans, a group of beta glucans naturally occurring in the cell walls of yeast that have been shown through testing and analysis to support the immune system. Beta glucans, or β-Glucans, are a natural extract that are considered to be “biological response modifiers” that support the immune system. The most common sources of beta glucans are from the cell walls of baker’s yeast, the cellulose in plants, the bran of cereal grains and certain fungi and bacteria.

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

Shapiro MD®

Launched in the second quarter of 2017, Shapiro MD is a patented line of hair products designed to help men and women regain thicker, fuller and healthier looking hair. The products in our Shapiro MD line currently include a shampoo, a conditioner, a leave-in foamer, and a “product” which contains Minoxidil, an FDA-approved product for hair growth. Additionally, we are in the process of adding an FDA-cleared laser cap to our Shapiro MD product line. The Shapiro MD Shampoo and Conditioner are the result of 15 years of research and development by Dr. Steven Shapiro and Dr. Michael Borenstein. The Shapiro MD product line is protected by two U.S. patents and typically contains three naturally-occurring dihydrotestosterone (DHT) blocking ingredients. DHT is widely believed to be the main culprit responsible for balding/hair-loss. Clinical research on the ingredients used in Shapiro MD products has been published in scientific journals, including the U.S. National Library of Medicine National Institutes of Health, International Journal of Dermatology and European Hair Research Society.

iNR Wellness MD®

Launched in 2018, iNR Wellness MD is a nutritional supplement for immune and gut support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans. Beta glucans, or β-Glucans, are a natural extract considered to be “biological response modifiers” that support the immune system. Our three naturally occurring beta glucans have clinically shown to support the human immune system and are commonly used as an OTC supplement to reduce cholesterol levels, maintain healthy blood glucose levels, and support the immune system. Our spokespersons for our iNR Wellness MD brand include Dr. Joseph DiTrolio, a member of the Board of Directors of the Company, Dr. Jack Gilbert, and Dr. Liz Lipski, who are leading doctors/researchers in fields such as urology, microbiology, and nutrition. General scientific research on beta glucans has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Harvard University, and North Carolina State University. As more studies are conducted on beta glucans, we believe the potential benefits to human health will continue to gain recognition. Although the Food and Drug Administration (“FDA”) has historically endorsed the consumption of oat glucan/dietary fiber as an aid to lower cholesterol, most of the testing and analysis or scientific research mentioned in this annual report has not been subject to oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

PDF Simpli

Launched in 2018, PDFSimpli is a PDF conversion software, which we acquired in June 2018 through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company. PDFSimpli enables users to convert, edit and sign PDF documents. As of August 9, 2019, PDFSimpli was ranked in the top 29,000 websites globally, in which it was also ranked in the top 2,500 for specific countries with more than 1.6M registered users globally. Since its launch, PDFSimpli has converted or edited over 3 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli has over 14,000 active subscriptions as of August 9, 2019.

Scarology™

Launched in 2018, Scarology is a topically applied scar healing solution delivered through a day and night routine. The system consists of a natural fruit acid exfoliator, a proprietary scar healing cream and silicon scar sheets. The Scarology system was developed by two prominent dermatologists and has been tested extensively in a clinical environment. The current global scar treatment market is estimated to be more than $10 billion and is expected to exceed $34.5 billion by 2025.

Growth Strategy

We actively seek to acquire, license and develop products and brands with large untapped e-commerce potential and proven business models. We intend to continue to grow revenue and profitability of our four commercial stage consumer products. We also expect that PDFSimpli will continue to grow and will achieve profitability in 2019. We continue to actively seek new brands to buy or license to expand our product offerings and add to our growth.

We have begun selling all of our products in international markets and we believe this represents a significant growth opportunity for us. We also entered into a strategic partnership in Asia in 2018. We are in the process of building an e-commerce infrastructure in Asia and are continuing to explore how to expand our market share in that region.

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

Material Developments During the Three Months Ended June 30, 2019

Changes to the Board of Directors

On June 11, 2019, we announced the appointment of Happy Walters and Bertrand Velge to our Board of Directors effective June 11, 2019. In addition, the Company’s President, CEO and largest shareholder, Justin Schreiber assumed the role of Chairman of the Board. Former Chairman, John R. Strawn, Jr., remains as a Director of the Company.

Telemedicine-focused Joint Venture

In June 2019, the Company announced a telemedicine-focused joint venture and strategic partnership with CVLB RX and Specialty Medical Drugstore, Inc. (“GoGoMeds”). GoGoMeds is a large online pharmacy licensed to dispense and ship prescription drugs to patients in all 50 states and the District of Columbia. We intend to leverage this partnership to offer prescription drugs in tandem with existing product lines in addition to launching several new ‘branded generic’ drug offerings that will be marketed directly to consumers in the United States.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	$	% of Sales	$	% of Sales

Net sales	2,698,407		2,037,636
Cost of sales	655,211	24%	534,727	26%
Gross profit	2,043,196	76%	1,502,909	74%
Operating expenses	2,876,361	107%	2,100,402	103%
Operating (loss)	(833,165)	(0)	(597,493)	(0)
Other income (expenses)	(129,826)	-5%	(51,078)	-3%
Net income (loss)	(962,991)	-36%	(648,571)	-32%
Net (loss) income attributable to noncontrolling interests	(144,887)	-5%	(41,539)	-2%
Net (loss) income attributable to Conversion Labs, Inc.	(818,104)	-30%	(607,032)	-30%

Net Sales

Sales were approximately $2.7 million for the three months ended June 30, 2019, compared to approximately $2.0 million for the three months ended June 30, 2018. This is an increase of approximately $660,000 or 32% which can primarily be attributed to an increase in the Company’s sales channels for haircare and skincare products.

Cost of Sales

Total cost of sales was approximately $655,000 for the three months ended June 30, 2019, compared to approximately $534,000 for the three months ended June 30, 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income is 24% for the three months ended June 30, 2019, as compared to 26% for the three months ended June 30, 2018. The increase of approximately $120,000 or 23% is a result of the increase in sales of 32%.

Gross Profit

Gross profit was approximately $2.0 million for the three months ended June 30, 2019, compared to approximately $1.5 million for the three months ended June 30, 2019, an increase of approximately $540,000 or 36%. The increase in our gross profit was primarily the result of the increased sales of our in-licensed Shapiro MD hair loss product line.

Operating Expenses

Total operating expenses increased approximately 37% to approximately $2.9 million for the three months ended June 30, 2019, from approximately $2.1 million for the three months ended June 30, 2018. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $544,000 over from the three-months ended June 30, 2019 compared to the three-months ended June 30, 2018. We also had increased compensation and related expense costs, and general and administrative expense during the comparable period.

Net Loss

Net loss for the three months ended June 30, 2019 was approximately $818,000, compared to net loss of approximately $607,000 for the three months ended June 30, 2018. Our net loss for the three months ended June 30, 2019 can be most attributed to our increased marketing efforts.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	$	% of Sales	$	% of Sales

Net sales	5,397,397		3,644,127
Cost of sales	1,333,184	25%	890,180	24%
Gross profit	4,064,213	75%	2,753,947	76%
Operating expenses	5,460,747	101%	3,630,754	100%
Operating (loss)	(1,396,534)	(0)	(876,807)	(0)
Other income (expenses)	(300,020)	-6%	(57,528)	-2%
Income from continuing operations	(1,696,554)	-31%	(934,335)	-26%
Income from discontinued operations, including gain on sale, net of income taxes	-	0%	925,738	25%
Net income (loss)	(1,696,554)	(0)	(8,597)	(0)
Net (loss) income attributable to noncontrolling interests	(214,702)	-4%	12,697	0%
Net (loss) income attributable to Conversion Labs, Inc.	(1,481,852)	-27%	(21,294)	-1%

Net Sales

Sales were approximately $5.4 million for the six months ended June 30, 2019, compared to approximately $3.6 million for the three months ended June 30, 2018. The increase is a result of the Company’s increase in haircare sales, skincare and their on-line direct to consumer application sales.

Cost of Sales

Total cost of sales was approximately $1.3 million for the six months ended June 30, 2019, compared to approximately $890,000 for the six months ended June 30, 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales increased by $443,000 or 50% which is a result of the increased sales.

Gross Profit

Gross profit was approximately $4.1 million for the six months ended June 30, 2019, compared to approximately $2.8 million for the six months ended June 30, 2018, an increase of approximately 48%. The increase in our gross profit was primarily the result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 50% to approximately $1.8 million for the three months ended June 30, 2019, from approximately $3.6 million for the three months ended June 30, 2018. The increase in our operating expenses between the periods was mostly attributable to our increased marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $1.3 million over from the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We also had increased general and administrative, compensation and related expense costs, and lower professional fees during the comparable period.

Net Loss

Net loss for the six months ended June 30, 2019 was approximately $1.7 million, compared to net loss of approximately $9,000 for the six months ended June 30, 2018. Our net loss for the six months ended June 30, 2019 was mostly attributable to our increased marketing efforts, whereas our low net loss for the three months ended June 30, 2018 was mostly attributable to the sale of the Company’s legacy business.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of June 30, 2018 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Current assets	$1,329,006	$1,605,070
Current liabilities	2,347,896	1,192,397
Working capital	$(1,018,890)	$412,673

We had a negative net working deficit of $1,018,890 at June 30, 2019, resulting in a decrease of $1,431,563 in working capital from net working capital of $412,673 at December 31, 2018. The ratio of current assets to current liabilities was 0.57 to 1 at June 30, 2019.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$640,182	$(238,649)
Net cash (used in) provided by investing activities	(500,000)	390,000
Net cash used in financing activities	(55,168)	(167,479)
Change in cash	$85,014	$(16,128)

Operating Activities

Net cash provided by operating activities was approximately $640,000 for the six months ended June 30, 2019 primarily due to increases in accounts payable and accrued expenses of $1.1 million, stock compensation expense of approximately $373,000 and decreases in inventory of approximately $319,000.

Net cash used in operating activities was approximately $238,000 for the six months ended June 30, 2018. Cash from operating activities during the six months ended June 30, 2019 was primarily due to the net loss of approximately $9,000, net cash used in operating activities of discontinued operations of approximately $140,000 and stock compensation expense of approximately $340,000.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $500,000 for payments related to the purchase of LegalSimpli.

For the six months ended June 30, 2018, net cash provided by investing activities was $390,000 for proceeds related to the sale of the legacy business.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was approximately $55,000 of which consisted of $50,000 was received from the issuance of notes, offset by distributions to noncontrolling interest totaling $34,298 and payments to convertible note holder of $70,870.

For the six months ended June 30, 2018, net cash used in financing activities was $167,479 which related to the payment of notes payable.

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

Equity Financings

On February 27, 2019, the Company entered into short-term note agreement for $100,000 that was repaid prior to the end of this quarter. As part of the note agreement, the Company issued 100,000 restricted shares of common stock to the note holder valued at $16,000.

Debt Financings

None.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock, and debt securities and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or the issuance of additional shares of common stock and/or debt securities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019, the Company has an accumulated deficit approximating $14.9 million and a working capital deficit of approximately $1,019,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at June 30, 2019, and projected cash needs for the remainder of 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 year and beyond. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2019.

Recently Adopted Accounting Standards

Aside from the below, our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2019.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted ASU 2016-02 on January 1, 2019.

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

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of June 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2019 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

•	Lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
•	Inadequate segregation of duties consistent with control objectives;
•	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines;
•	Inadequate security and restricted access to computer systems including a disaster recovery plan;
•	Lack of formal written policy for the approval, identification and authorization of related party transactions; and
•	No written whistleblower policy.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	Continue to search for and evaluate qualified independent outside directors;
•	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
•	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures;
•	Identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan; and
•	Develop a written whistleblower policy.

During the quarter ended June 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the third quarter of 2019, we have (i) begun a search for expert qualified independent third-party individuals to sit on our Board of Directors; (ii) retained an expert consulting firm to assist the Company in updating and drafting our written policies and procedures for accounting and financial reporting; (iii) retained an expert consulting firm to assist the Company in developing a disaster recovery plan and whistleblower policy; and (iv) have migrated the accounting functions, internal control policies and procedures of LegalSimpli Software, LLC under the Company’s policies and procedures. We believe the above steps will improve oversight of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on April 1, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2019 without registration under the Securities Act:

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, whereby the Company acquired the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, or for a total of $900,000 to the Company’s Chief Executive officer and Chief Technology Officer. The shares were not issued until August 6, 2019, and, as such, the Company has recorded a liability on the Company’s balance sheet as of June 30, 2019.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously reported.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10)	Material Agreements
10.1	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2019)
10.2	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2019)
10.3	Operating Agreement of Conversion Labs RX, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2019)
10.4	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 7, 2019)
10.5	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 7, 2019)
10.6	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 7, 2019)
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2019)
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2019)
10.9‡	Employment Agreement by and between the Company and Mr. Juan Manuel Piñeiro Dagnery dated April 1, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2019)
10.10‡*	Employment Agreement by and between the Company and Mr. Stefan Galluppi dated March 18, 2019
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: August 14, 2019

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2019

