Form 10-Q
period 2019-09-30
CONVERSION LABS, INC.
filed 2019-11-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were 53,404,045 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets
Cash	$780,893	$180,093
Trade accounts receivable, net	65,254	99,053
Product deposit	51,813	33,302
Inventory, net	747,525	1,022,616
Other current assets	115,949	270,006
Total Current Assets	$1,761,434	$1,605,070

Non-current assets
ROU Asset	25,442	—
Intangible assets, net	759,356	1,011,065
Total non-current assets	784,798	1,011,065

Total Assets	$2,546,232	$2,616,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,027,290	$868,997
Notes payable, net	722,647	247,416
Deferred revenue	234,239	75,984
Total Current Liabilities	2,984,176	1,192,397

Long-term Liabilities
Lease Liability	29,978	—
Contingent consideration on purchase of LegalSimpli	100,000	600,000
Liability to issue shares	—	—
Deferred tax liability	—	4,000
Total Liabilities	3,114,154	1,796,397

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,403,649 and 45,267,105 shares issued, 52,888,449 and 45,267,105 outstanding as of September 30, 2019 and December 31, 2018, respectively	534,037	457,822
Additional paid-in capital	15,043,196	12,744,249
Accumulated (deficit)	(15,883,372)	(12,140,670)
	(306,139)	1,061,401
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	(469,840)	897,700

Non-controlling interest	(98,082)	(77,962)

Total Stockholders’ (Deficit)	(567,922)	819,738

Total Liabilities and Stockholders’ (Deficit)	$2,546,232	$2,616,135

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$3,126,727	$2,037,636	$8,524,124	$6,139,551

Cost of Sales	680,081	534,727	2,013,265	1,329,881

Gross Profit	2,446,646	1,502,909	6,510,859	4,809,670

Operating expenses
Compensation and related expenses	456,604	321,933	1,328,137	787,898
Professional fees	418,611	410,340	696,557	852,498
Marketing expenses	2,068,017	1,407,911	5,574,911	3,576,096
General and administrative expenses	477,120	301,174	1,281,494	855,620
Total operating expenses	3,420,352	2,441,358	8,881,099	6,072,112

Operating Loss	(973,706)	(938,449)	(2,370,240)	(1,262,442)

Interest (expense)	(130,936)	(147,664)	(430,956)	(205,192)

Loss from continuing operations before provision for income taxes	(1,104,642)	(1,086,113)	(2,801,196)	(1,467,634)

Income taxes (Benefit)	—	—	—	—

Income from discontinued operations, including gain on sale, net of income taxes	—	—	—	925,738

Net Income (Loss)	(1,104,642)	(1,086,113)	(2,801,196)	(541,896)

Net (loss) income attributable to noncontrolling interests	(160,838)	(37,318)	(375,540)	(66,160)

Net Income (loss) attributable to Conversion Labs, Inc.	(943,804)	(1,048,795)	(2,425,656)	(475,736)

Basic loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.02)	$(0.02)	$(0.06)	$(0.03)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	—	—	—	0.02
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operation	(0.02)	(0.02)	(0.06)	(0.03)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operation	$—	$—	$—	$0.02

Weighted Average number of common shares outstanding
Basic	50,674,838.43	44,436,030.00	48,135,466.45	43,708,092.00
Diluted	50,674,838.43	44,436,030.00	48,135,466.45	43,708,092.00

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2019

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	530,015			540,015		540,015
Warrants issued in conjunction with stock			20,825			20,825		20,825
Warrants issued in conjunction with debt			569,146			569,146		569,146
Shares purchased	1,521,344	15,215	313,961			329,176		329,176
Distributions to non-controlling interest						—	(61,626)	(61,626)
Agreement to issue shares for non-controlling interest in CVLB PR	5,000,000	50,000	850,000	(1,317,046)		(417,046)	417,046	—
Net (loss)				(2,425,656)		(2,425,656)	(375,540)	(2,801,196)
Balance at September 30, 2019	53,403,649	$534,037	$15,043,196	$(15,883,372)	$(163,701)	$(469,840)	$(98,082)	$(567,922)

CONVERSION LABS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2018

(unaudited)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Sub	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2017	44,493,063	$444,930	$11,500,537	$(10,899,843)	$(163,701)	$881,923	$(259,084)	$622,839

Stock compensation	1,450,000	14,500	444,350	—	—	458,850	—	458,850
Stock repurchase from shareholder	—	—	—	—	(460,000)	(460,000)	—	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	—	460,000	—	—	—
Conversion of non-controlling interest equity for shares and warrants	—	—	—	—	—	—	—	—
Warrants Issued in relation to debt offering	—	—	533,691	—	—	533,691	—	533,691
Exercise of stock options	40,800	408	3,672	—	—	4,080	—	4,080
Conversion of Notes Payable	1,351,094	13,511	297,241	—	—	310,752	—	310,752
Noncontrolling interest in acquisition of subsidiary	—	—	—	—	—	—	144,118	144,118
Investment in subsidiary by noncontrolling interest, net of distributions	—	—	—	—	—	—	127,048	127,048

Net (loss)	—	—	—	(475,736)	—	(475,736)	(66,160)	(541,896)
Balance at September 30, 2018	45,334,957	$453,349	$12,339,491	$(11,375,579)	$(163,701)	$1,253,560	$(54,078)	$1,199,482

The accompanying notes are an integral part of these consolidated financial statements

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2019

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at June 30, 2019	46,882,305	$468,822	$13,122,309	$(14,941,929)	$(163,701)	$(1,514,499)	$85,415	$(1,429,084)

Stock compensation	—	—	166,955	—	—	166,955	—	166,955
Distributions to non-controlling interest							(27,328)	(27,328)
Agreement to issue shares for non-controlling interest in CVLB PR	5,000,000	50,000	850,000	2,361	—	902,361	4,669	907,030
Warrants issued in conjunction with stock			20,825			20,825		20,825
Warrants issued in conjunction with debt			569,146			569,146		569,146
Shares purchased	1,521,344	15,215	313,961			329,176		329,176
Net (loss)				(943,804)		(943,804)	(160,838)	(1,104,642)
Balance at September 30, 2019	53,403,649	534,037	15,043,196	(15,883,372)	(163,701)	(469,840)	(98,082)	(567,922)

CONVERSION LABS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2018

(unaudited)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at June 30, 2018	42,993,063	$429,930	$11,139,850	$(10,272,566)	$(163,701)	$1,133,513	$(246,387)	$887,126

Stock compensation	950,000	9,500	118,454			127,954	—	127,954
Exercise of stock options	40,800	408	3,672			4,080	—	4,080
Conversion of Notes Payable	1,351,094	13,511	1,077,515	—	—	1,091,026	—	1,091,026
Noncontrolling interest in acquisition of subsidiary	—	—	—	—	—	—	256,579	256,579
Investment in subsidiary by noncontrolling interest, net of distributions	—	—	—	—	—	—	(26,952)	(26,952)
Net (loss)				(1,103,013)		(1,103,013)	(37,318)	(1,140,331)
Balance at September 30, 2019	45,334,957	453,349	12,339,491	(11,375,579)	(163,701)	1,253,560	(54,078)	1,199,482

The accompanying notes are an integral part of these consolidated financial statements

CONVERSION LABS, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) income	$(2,801,196)	$(541,896)
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities
Amortization of debt discount	324,448	181,309
Amortization and depreciation		41,891
Amortization of intangibles	251,709	—
Operating Lease Payments	4,536	—
(Gain) loss on discontinued operations and disposal	—	(918,537)
Stock issued for services	16,000	—
Stock compensation expense	540,015	458,850
Liability to issue shares for services	—	—
Changes in Assets and Liabilities
Trade accounts receivable	33,799	(47,441)
Product deposit	(18,511)	(90,200)
Inventory	275,091	57,812
Other current assets	154,057	(138,050)
Deferred revenue	158,255	15,348
Deferred tax liability	(4,000)	—
Accounts payable and accrued expenses	1,158,293	208,426
Net cash provided by (used in) operating activities of continuing operations	92,496	(772,488)
Net cash used in operating activities of discontinued operations	—	283,287
Net cash provided by operating activities	92,496	(489,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to seller for contingent consideration	(500,000)	—
Purchase of subsidiary, net of cash received	—	(148,555)
Proceeds from sale of legacy business	—	390,000
Net cash (used in) provided by investing activities	(500,000)	241,445

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(61,626)	—
Investment in subsidiary by noncontrolling interest, net	—	127,048
Proceeds from convertible note payable	1,126,250	550,000
Repayment of notes payable	(345,000)	(167,479)
Proceeds from options exercise	—	4,080
Purchase of shares and warrants	349,999	—
Debt issuance costs	(61,320)	—
Proceeds from notes payable	—	—
Net cash provided by (used in) financing activities	$1,008,303	$513,649

Net increase in cash	600,799	265,893

Cash at beginning of the period	180,093	141,379

Cash at end of the period	$780,892	$407,272

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$324,372	$4,723
Issuance of company stock for investment in subsidiary	$900,000	$—
Retirement of stock	$—	$460,000
Stock repurchase from shareholder	$—	$460,000
Conversion of liability as consideration on sale of legacy business	$—	$150,000
Warrants issued in relation to debt	$569,147	$533,691
Conversion of notes payable	$—	$310,752

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversions Labs, Inc. (“Conversion Labs,” “we,” “us,” “our,” the “Company”) is an online marketing and telemedicine company with a portfolio of health and wellness brands sold directly to consumers. Our brands consist of both clinically studied over-the-counter products and prescription drugs. Our products are sold primarily through national advertising campaigns on Facebook, Google, Amazon and other online advertising platforms. After the establishment of a joint venture with GoGoMeds.com in June 2019, we now sell branded and generic prescription drugs directly to consumers in all 50 states and the District of Columbia.

We currently have four commercial stage brands including (i) Shapiro MD, a personalized hair-loss treatment system consisting of 4 patented over-the-counter products and 2 FDA approved drugs for hair re-growth, (ii) iNR Wellness MD, a nutritional supplement for immune and gut support, (iii) RexMD, a male-oriented direct-to-consumer pharmacy line initially focused on generic Viagra and Cialis, and (iv) PDF Simpli, a PDF conversion software, which is marketed through our subsidiary, LegalSimpli Software, LLC, a marketing-driven software solutions business.

We launched our online direct-to-consumer marketing business in the fourth quarter of 2015 with the establishment of a partnership with Inate Skincare, LLC (“Inate”). Our initial intention was to launch a skin care line containing our proprietary ingredients and to market such products directly to consumers. We entered into a limited liability company operating agreement with our joint venture partners with respect to Inate under the legal name Immudyne PR LLC (now known as “Conversion Labs PR LLC”). On April 1, 2016, the original operating agreement of Conversion Labs PR LLC was amended and restated, and we increased our ownership and voting interest in Conversion Labs PR LLC to 78.2%. On April 25, 2019, the operating agreement of Conversion Labs PR LLC was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR LLC to 100%.

As used in these financial statements and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR LLC (formerly Immudyne PR LLC), a Puerto Rico limited liability company (“Conversion Labs PR”), Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Acquisition of Membership Interest Purchase Agreement

On May 29, 2018, Immudyne PR acquired 51% of the membership interests (the “Membership Interests”) of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), which operates a marketing-driven software solutions business. In consideration for Immudyne PR’s purchase of the Membership Interests, Immudyne PR paid $150,000 to the sellers upon execution of the purchase agreement. Additionally, Conversion Labs PR agreed to pay up to an additional $200,000 for such Membership Interests and an additional $400,000 of contingent consideration should the Company or Conversion Labs PR ever pay a dividend.

Recent Developments

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, and purchased the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, equal to $900,000 to the Company’s Chief Executive Officer and Chief Technology Officer. The shares were not issued until August 6, 2019, therefore, the Company has recorded a liability on the Company’s balance sheet as of September 30, 2019.

On May 31, 2019, through our wholly-owned subsidiary, Conversion Labs PR, the Company entered into the operating agreement by and among Conversion Labs Rx, LLC, a Puerto Rico limited liability company (“CVLB Rx”), by and among the Company, Conversion Labs PR, LLC, Harborside Advisors, LLC, Happy Walters, an individual (“Walters”), and David Hanig, an individual (“Hanig”, and together with CLPR, Harborside and Walters, each a “Member” and together the “Members”). Pursuant to the operating agreement, the Company, through Conversion Labs PR, owns 51% of the membership interests of CVLB Rx. The operating agreement governs the operations of CVLB Rx and provides for CVLB Rx’s management by a Board of Managers of at least three members. Among the provisions of the operating agreement are limitations and restrictions on the disposition of membership interests by a member as further defined therein.

Going Concern

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors or its ability to raise additional capital from the sale of common stock or through debt securities. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had an accumulated deficit approximating $15,799,470. Management has significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2019, and projected cash needs for 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 fiscal year. Although management has been successful to date in raising capital to fund operations, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”). The consolidated financial statements include the accounts of the Company and its 51% owned subsidiaries, CVLB Rx and LegalSimpli and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. Prior to April 25, 2019, the non-controlling interest in Conversion Labs PR represented 21.833% equity interest held by other members of the joint venture, but as of September 30, 2019 the Company owns 100% of the equity interests of the Conversion Labs PR. All significant consolidated transactions and balances have been eliminated in consolidation.

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

By our fiscal year ending December 31, 2018, we ceased processing credit card charges through all VIE merchant accounts. As of September 30, 2019 and December 31, 2018, we recorded the merchant reserves from these VIE merchant accounts on our balance sheet as accounts receivable.

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

Inventory

As of September 30, 2019 and December 31, 2018, inventory consisted primarily of finished cosmetic products. Inventory is maintained in a third-party fulfillment center in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable value, if lower. As of September 30, 2019 and December 31, 2018, the Company recorded an inventory reserve in the amount of $12,500, respectively on the Company’s accompanying balance sheet. As of September 30, 2019 and December 31, 2018, the inventory balances, net included on the Company’s accompanying balance sheet were approximately $747,525 and $1,022,000, respectively.

Product Deposits

Many of our vendors require deposits when a purchase order is placed for goods. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. As of September 30, 2019 and December 31, 2018, the Company has approximately $51,813 and $33,000, respectively included on the Company’s accompanying balance sheet for product deposits with multiple vendors for the purchase of raw materials for products the Company sells online.

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

Customer discounts, returns and rebates included on the Company’s accompanying statement of operations for the three and nine months ended September 30, 2019 approximated $219,000 and $1,004,000, respectively. Customer discounts, returns and rebates included on the Company’s accompanying statement of operations for the three and nine months ended September 30, 2018 approximated $134,000 and $354,000, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At September 30, 2019 and December 31, 2018, the accounts receivable reserve included on the Company’s accompany balance sheet was $0 for both periods. As of September 30, 2019 and December 31, 2018, the reserve for sales returns and allowances included on the Company’s accompany balance sheet was approximately $83,000 and $43,000, respectively.

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

At September 30, 2019, the Company has approximately $5,370,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

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

Common stock equivalents comprising shares underlying $0 and $13,600 options and warrants for the three and nine months ended September 30, 2019, respectively, have not been included in the loss per share calculations as the effects are anti-dilutive.

Common stock equivalents comprising shares underlying 28,229,377 and 28,229,377 options and warrants for the three and nine months ended September 30, 2018, respectively, have not been included in the income per share calculations as the effects are anti-dilutive.

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

Consolidation of Variable Interest Entities

In accordance with ASC 810-10-25-37 and as amended by ASU 2009-17, the Company determines whether any legal entity in which the Company becomes involved is a VIE and subject to consolidation. The Company conducts an assessment on an ongoing basis for each VIE including (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company determined that six entities were VIEs and subject to consolidation. These variable interest entities had no significant activity during the preceding six months ending September 30, 2019 or the year ended December 31, 2018.

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

As of September 30, 2019, the Company’s accounts receivable had no significant concentration from any one customer. As of September 30, 2019, three credit card processors accounted for 66%, 18% and 12% of accounts receivable.

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 29, 2018, the Company entered into a Legacy Asset Sale Agreement (the “Asset Sale Agreement”) with Mark McLaughlin (the Company’s former President and Chief Executive Officer) whereby the Company sold the net assets of its legacy beta glucan business for $850,000. On February 7, 2018, the Company and Mr. McLaughlin entered into an amendment to the Asset Sale Agreement (the “Asset Sale Agreement Amendment”) to amend the purchase price of the assets, whereby Mr. McLaughlin agreed, through a newly formed entity, to purchase the assets and liabilities of the yeast beta glucan manufacturing business, for the following: (i) 2,000,000 shares of the Company’s common stock (valued at $0.23 per share or $460,000), payable on February 12, 2018, (the “Closing Date”), (ii) $190,000 payable on the Closing Date, (iii) $200,000 payable within 120 days following the Closing Date, and (iv) the waiver of all rights to any severance payment in the amount of $150,000. The total purchase price per the Asset Sale Agreement Amendment was $1,000,000. The total net assets and liabilities transferred in the sale was $255,248, resulting in a gain on sale of $744,752. As part of the Asset Sale Agreement, the Company and Mark Mclaughlin agreed that the options that were fully vested are no longer issuable and agreed that any contingently issuable performance options issued to Mark McLaughlin and his related family members were cancelled. These cancelled options consisted of approximately 600,000 services based options and 2,000,000 contingently issuable performance options.

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

In consideration for Buyer’s purchase of the Membership Interests the Buyer paid $150,000 (the “Initial Payment”) to the Sellers upon execution of the Purchase Agreement. Additionally, Buyer may be obligated to pay up to an additional $200,000 in accordance with the following milestones (the “Milestones”): (i) $100,000 to the Sellers on the 90-day anniversary of the Purchase Agreement, so long LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $75,000; and (ii) $100,000 to the Sellers on the 180-day anniversary of the Purchase Agreement, so long as LegalSimpli’s gross revenue for the preceding 30-day period is equal to or greater than $150,000, with a minimum net profit margin of 25% in each instance. As of December 31, 2018, while the Company does not anticipate LegalSimpli meeting the above milestones, the Company anticipates that it is probable that the Company will pay the total $200,000 consideration to the Sellers for these milestones. Regardless of whether LegalSimpli achieves either or both of the Milestones, the Buyer will retain full ownership of the Membership Interests. In addition, the Purchase Agreement calls for an additional $400,000 of consideration to be paid to the Sellers if/when Conversion Labs PR or the Company ever pay a dividend to shareholders. The Company has determined that it is probable that at some future point that the Company will pay this additional $400,000 to the Sellers.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for intangible assets:

Consideration Paid:
Cash and cash equivalents	$150,000
Additional consideration to be paid	200,000
Contingent consideration	400,000
Fair value of total consideration	$750,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,445
Financial liabilities:
Accounts payable and accrued liabilities	(84,349)
Deferred revenue	(29,818)
Non-controlling interest	(144,118)
Total identifiable net assets	(256,840)
Customer relationship asset	1,006,840
$750,000

NOTE 5 – INTANGIBLE ASSETS

As of September 30, 2019 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable of intangible assets
Customer relationship asset	$1,006,840	$(447,484)
Indefinite lived intangible assets
Purchased licenses	200,000	—
	$1,206,840	$(447,484)

For the three months ended September 30, 2019, the Company recognized amortization expense of approximately $162,009.

As of December 31, 2018 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(195,775)
Indefinite lived intangible assets
Purchased licenses	200,000	—
	$1,206,840	$(195,775)

NOTE 6 – NOTES PAYABLE

The following table outlines the Company’s notes payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible notes in the principal aggregate amount of $450,000 issued in May of 2018. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. The borrowers have converted $344,642 of these notes including $9,922 of interest as of September 30, 2019 and December 31, 2018.	$170,280	$215,280

Promissory note in the principal aggregate amount of $230,000 issued in October of 2018. This note has a maturity date of April 1, 2019 and bears no interest. The Company has recorded $0 and $12,000 as accrued interest as of June 30, 2018 and December 31, 2018, respectively. This note was repaid on April 1, 2019.	—	200,000

The Company issued convertible notes in the principal aggregate amount of $1,291,000 in August of 2019 to three accredited investors. These notes have a maturity date of August 15, 2020 and accrue interest at 12% per annum. The conversion price for these notes is $0.23 per share of common stock, subject to quarterly adjustment pursuant to the terms therein.	1,291,500	—

Related party promissory note of $106,000 issued in December of 2018. This note has a maturity date of March 1, 2019 and bears no interest, but requires an additional $6,000 from the original $100,000 received. The Company has recorded $9,000 as accrued interest as of March 31, 2018.	—	50,000

Warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note.	—	(217,864)

The Company issued convertible notes in the principal aggregate amount of $1,291,000 in August of 2019 to three investors at a 20% discount to the convertible note amount which resulted in a discount of $215,250. In conjunction with the convertible notes, the Company issued warrants to purchase up to 4,612,500 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $569,147. The Company paid debt issuance costs paid $61,583 in connection with the new note financing on August 15, 2019. For the three months ended September 30, 2019, the Company recognized amortization of $106,584.	(739,133)	—

Total Net Debt	$722,647	$247,416

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In February 2018, in connection with the sale of the Company’s legacy yeast beta glucan assets, 2,000,000 shares of common stock belonging to the Company’s Former CEO, Mr. McLaughlin, were cancelled.

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

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services as the Company’s Chief Executive Officer.

In May 2018, the Company issued 200,000 shares of common stock valued at $56,000 to a consultant for services over a three month term. The Company is recognizing the expense at the time of issuance.

On January 1, 2019, in connection with the Company’s agreement with JLS Ventures, LLC, the Company issued 1,000,000 shares of restricted stock to JLS Ventures, LLC, an entity owned by our Chief Executive Officer. The stock was issued for services and was the only compensation that Mr. Shreiber received during the nine months ended September 30, 2019.

On February 27, 2019, the Company entered into a short-term note agreement for $100,000 that was repaid prior to the quarter end. As part of the note agreement, the Company issued 100,000 shares of common stock to the note holder valued at $16,000.

During the year ended December 31, 2018, certain convertible note holders were issued 1,498,442 shares at a conversion price of $0.23 per share in connection with the conversion of $344,641 of principal and interest of their notes, resulting in a decrease to the aggregate amount of outstanding convertible debt of approximately $344,641 during the year.

During the nine months ended September 30, 2019, the Company issued 1,521,344 shares of common stock to various third-party investors, the Company received $350,001 in cash for these shares. In conjunction with one of the stock purchases, the Company issued warrants valued at $20,825 which based on the terms of the warrants, the Company has bifurcated and treated as equity. In addition to the above stock issued, the Company has issued 100,000 shares of common stock to a consultant for services rendered; which were valued at $16,000.

Noncontrolling Interest

For the three and nine months ended September 30, 2019, the net (loss) income from non-controlling interests attributed the Company amounted to approximately ($161,000) and $(376,000), respectively. For the three and nine months ended September 30, 2018, the net (loss) income from non-controlling interests attributed the Company amounted to approximately ($36,000) and ($66,000), respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business.

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, whereby the Company acquired the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, or for a total of $900,000 to the Company’s Chief Executive officer and Chief Technology Officer. The shares were not issued until August 6, 2019, and, as such, the Company has recorded a liability on the Company’s balance sheet as of September 30, 2019.

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

Stock Options

The following is a summary of outstanding service-based options at September 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	13,820,000	$0.20 - 0.40	4.59 years	$0.26
Granted	500,000	$0.23	9.45 years	0.23
Cancelled	(25,000)	$0.40	8.01 years	0.40
Expired	—	—	—	—
Balance at September 30, 2019	14,295,000	$0.20 - 0.40	4.75 years	$0.26

Exercisable December 31, 2018	10,805,416	$0.20 - 0.40	3.63 years	$0.24
Exercisable September 30, 2019	11,467,916	$0.20 - 0.40	3.89 years	$0.25

All outstanding options are exercisable and have a cashless exercise provision, and certain options provide for accelerated vesting provisions and modifications, as defined, if the Company is sold or acquired. The intrinsic value of options outstanding and exercisable at September 30, 2019 and December 31, 2018 amounted to $0 and $0, respectively.

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

On March 15, 2019 the Company granted Mr. Piñeiro, the Chief Financial Officer of the Company, options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23. The Company valued the estimated compensation expense for these options as approximately $73,000, using a Black-Scholes option-pricing model as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.38%
Expected stock price volatility	184.78%
Expected dividend payout	—
Expected option life-years	6.5 years
Weighted average grant date fair value	$0.15
Forfeiture rate	0%

Performance-Based Stock Options

The following is a summary of outstanding performance-based options at September 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	15,425,000	$0.25 - 0.40	5.46 years	$0.27
Granted	—	—	—	—
Cancelled	(8,600,000)	0.25 - 0.40	7.32 years	0.31
Expired	—	—	—	—
Balance at September 30, 2019	6,825,000	$0.25 - 0.40	3.11 years	$0.23

Exercisable December 31, 2018	3,175,000	$0.25 - 0.40	2.63 years	$0.40
Exercisable September 30, 2019	3,175,000	$0.25 - 0.40	2.63 years	$0.40

Vested

During 2017, the Company granted performance-based options to purchase 250,000 shares of common stock at an exercise price of $0.40 per share. These options expire in 2027 and are vested upon the Company achieving annual sales revenue of $5,000,000. These options are valued at $55,439. During 2017, the Company met the performance criteria.

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

Warrants

The following is a summary of outstanding and exercisable warrants:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2018	5,225,533	$0.20 - 0.50	2.99 years	$0.35
Granted	6,133,844	$0.28	9.84 years	0.28
Exercised	—	—	—	—
Expired	—	—	—	—
Balance at September 30, 2019	11,359,377	$0.20 - 0.50	6.69 years	$0.34

Exercisable December 31, 2018	5,225,533	$0.20 - 0.50	2.99 years	$0.31
Exercisable September 30, 2019	10,363,000	$0.20 - 0.50	6.41 years	$0.35

In March 2018, the Company issued 100,000 warrants to purchase shares of common stock with an exercise price of $0.50 per share, in connection with a royalty license agreement. These warrants are fully vested and expire in ten years.

In May 2018, the Company issued 2,391,305 warrants to purchase shares of common stock with an exercise price of $0.28 per share, in connection an issuance of convertible notes payable. These warrants are fully vested and expire in five years.

In May 2019, the Company issued 1,086,957 warrants to purchase shares of common stock with an exercise price of $0.28 to Bertrand Velge, a board member. The warrants will vest monthly over a four year period and expire in five years.

On August 15, 2019, the Company entered into securities purchase agreements with three accredited investors (each an “Investor,” collectively, the “Investors”). Pursuant to the terms of the Purchase Agreements, the Company issued and sold to the Investors convertible promissory notes for the aggregate original principal amount of $1,291,500 (the “Notes”), and warrants to purchase up to 4,679,348 shares of the Company’s common stock (the “Warrants,”). The Warrants are immediately exercisable and have a term of ten years. The Warrants are exercisable at a price per share of $0.28, subject to adjustment as described herein and contain a cashless exercise mechanism.

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service approximated $167,000 and $540,000 for the three and nine months ended September 30, 2019, respectively. The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service approximated $172,000 and $512,000 for the three and nine months ended September 30, 2018, respectively. Such amounts are included in compensation and related expenses in the consolidated statement of operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

Pilaris Laboratories, LLC

On September 1, 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company recognized expenses related to the performance fee in the amount of $100,000. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of September 30, 2019 and December 31, 2018, the Company has accrued $10,000 and $0, respectively, which is included in accounts payable and accrued expenses in regard to this agreement.

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

Milestone-based Royalty Agreement

The Company is subject to a royalty agreement based upon sales of certain hair care products, namely the owners of the Shapiro MD product line. For the three and nine months ended September 30, 2019, the Company recognized approximately $26,000 and $76,000, respectively, in royalty expense related to this agreement. For the three and nine months ended September 30, 2018, the Company recognized approximately $28,500 and $67,000, respectively, in royalty expense related to this agreement. These amounts are included in the Company’s accompanying statement of operations as general and administrative expenses.

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

In addition, the Consultant Agreements provided that each consultant shall receive a bonus of an additional 750,000 restricted shares of the Company’s common stock, plus an option to buy 1,000,000 shares of the Company’s common stock at a price of $0.20 per share (including a cashless exercise feature) when Conversion Labs PR has transferred to the Company at each of the following three (3) thresholds: $1,250,000, $2,000,000 and $3,000,000 for a total of 2,250,000 of restricted shares of the Company’s common stock and options to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.20 per share. As of September 30, 2019, no bonus shares had been issued, and no options have been granted pursuant to the Consultant Agreements. On April 25, 2019, concurrent with the Company’s purchase of the remaining 21.8% interest of Conversion Labs PR, these options were cancelled.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. At September 30, 2019, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

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

The Company has applied the practical expedient for leases less than 12-months for the following lease, and as such has excluded it from the calculation of right of use assets and lease liabilities. Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) and incurs expense of approximately $5,000 per month for this office space.

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

Rent expense, including short-term lease, for the three and nine months ended September 30, 2019, was approximately $8,000 and $95,000, respectively. Rent expense, including short-term lease, for the three and nine months ended September 30, 2018, was approximately $4,000 and $49,000, respectively. These amounts are included in the Company’s accompanying statement of operations as general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other

Certain related party transactions were incurred by the legacy business that was sold in February 2018, including reimbursement of home office expenditures to the Company’s former President and CEO, employment of the Company’s former President and CEO’s wife, and legal and business advisory services provided by one of the Company’s directors.

Chief Executive Officer

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. In July 2017, the Company and JLS Ventures, an entity owned by the Company’s current Chief Executive Officer, entered into a second amendment to a Service Agreement effective July 1, 2017. As compensation and in lieu of any cash compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company recognized the expense over the term of the agreement. In May 2018, the Company entered into a two year agreement with Mr. Schreiber to compensate him for his service as CEO for the 2018 and 2019 calendar year. In lieu of any cash compensation for serving as CEO of the Company in 2018 and 2019, the Company agreed to issue 1,000,000 shares of common stock per year and is recognizing the expense over the term of the agreement.

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

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $5,000 a month on month-to-month terms for this office space.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related party of the Company’s current Chief Executive Officer for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 per month and reimburses BV Global Fulfillment for their costs associated with shipping the Company’s products. The Company incurred approximately $279,000 and $225,000 for the three months ended September 30, 2019 and 2018, respectively, for these services. The Company incurred approximately $771,000 and $485,000 for the nine months ended September 30, 2019 and 2018, respectively, for these services.

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

Corporate History and Overview

Conversion Labs, Inc. is a diversified online direct-to-consumer marketing and telemedicine company with a portfolio of health and wellness brands. Our products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products to traditional retailers, wholesalers and physicians’ offices. After the establishment of a joint venture with GoGoMeds.com, through our majority-owned subsidiary CVLB Rx, in June 2019, we now market branded and generic prescription drugs that are then sold and shipped (via GoGoMeds) online directly to consumers in all 50 states and the District of Columbia. We have also established relationships with independent physicians in 39 states that provide virtual consultations to patients that respond to our online advertisements. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider and pharmacy.

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

Our priority is to pursue opportunities to market our products and increase sales. We expect that a significant component of our selling, general and administration expenses going forward will consist of advertising expenses and service fees to retain skilled professionals to market our products through the internet. These aforementioned costs, along with the additional costs resulting from our operations as a public reporting company, could adversely impact our future results of operations.

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

Our Products

Shapiro MD

Launched in 2017, Shapiro MD is a brand with a portfolio of over-the-counter and prescription products for hair loss for both men and women. Shapiro MD’s product portfolio began with a patented hair loss product line consisting of a shampoo, conditioner and leave-in foamer for thicker, fuller hair. Shapiro MD’s product offering has now grown to include a U.S. Food and Drug Administration (“FDA”) approved minoxidil product and an over-the-counter supplement for hair loss. We intend to continue adding clinically studied hair loss products to Shapiro MD’s offerings such as finasteride for men and compounded prescription products for both men and women. We believe that Shapiro MD offers one of the most robust portfolio of clinically studied over the counter products and FDA approved drugs for both male and female hair loss.

iNR Wellness MD

Launched in 2018, iNR Wellness MD is a nutritional supplement for immune and gut support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans. Beta glucans, or β-Glucans, are a natural extract considered to be “biological response modifiers” that support the immune system. Our three naturally occurring beta glucans have clinically shown to support the human immune system and are commonly used as an OTC supplement to reduce cholesterol levels, maintain healthy blood glucose levels, and support the immune system. Our spokespersons for our iNR Wellness MD brand include Dr. Joseph DiTrolio, a member of the Board of Directors of the Company, Dr. Jack Gilbert, and Dr. Liz Lipski, who are leading doctors/researchers in fields such as urology, microbiology, and nutrition. General scientific research on beta glucans has been conducted in recent years by renowned medical laboratories, including Baylor College of Medicine, U.S. Armed Forces Radiobiology Institute, Stanford University, Harvard University, and North Carolina State University. As more studies are conducted on beta glucans, we believe the potential benefits to human health will continue to gain recognition. Although the Food and Drug Administration (“FDA”) has historically endorsed the consumption of oat glucan/dietary fiber as an aid to lower cholesterol, most of the testing and analysis or scientific research mentioned herein has not been subject to oversight of the FDA or any comparable regulatory body, and no regulatory body has attested to the efficacy of beta glucans in supporting the immune system or treating disease. Further, the marketing of beta glucans is not subject to FDA approval, and we are prohibited by Federal Trade Commission (“FTC”) and FDA regulations from suggesting in advertisements and product labels that our products mitigate, treat, cure or prevent a specific disease or class of disease.

RexMD

Launched in 2019, RexMD is a mens health brand initially offering personalized treatment plans from licensed physicians in 39 states for erectile dysfunction. After consultiation with a physician, if appropriate, we dispense and ship prescription medication directly to patients. We are initially focused on generic Viagra and Cialis but intend to expand our product offering to include treatment for hair loss, cold sores, genital herpes, mental health, and other common medical conditions for men.

PDF Simpli

Launched in 2018, PDF Simpli is a PDF conversion software product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. PDFSimpli enables users to convert, edit and sign PDF documents. As of October 31, 2019, PDFSimpli was ranked in the top 12,000 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 2.4M registered users globally. Since its launch, PDFSimpli has converted or edited over 3 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli has over 21,000 active subscriptions as of October 31, 2019.

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

Growth Strategy

We actively seek to acquire, license and develop products and brands with large untapped e-commerce potential and proven business models. We intend to continue to grow revenue and profitability of our four commercial stage consumer and telehealth brands. We also expect that PDFSimpli will continue to grow and will achieve profitability in 2019. We continue to actively seek new brands to buy or license to expand our product offerings and add to our growth.

We have begun selling all of our products in international markets and we believe this represents a significant growth opportunity for us. We also entered into a strategic partnership in Asia in 2018. We are in the process of building an e-commerce infrastructure in Asia and are continuing to explore how to expand our market share in that region.

In early 2019, we also launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business was discontinued in 2019 in order to focus on our core business as well the expansion of our telehealth opportunities.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the three months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	$	% of Sales	$	% of Sales

Net sales	3,126,727		2,037,636
Cost of sales	680,081	22%	534,727	26%
Gross profit	2,446,646	78%	1,502,909	74%
Operating expenses	3,420,352	109%	2,441,358	120%
Operating (loss)	(973,706)	(0)	(938,449)	(0)
Other income (expenses)	(130,936)	-4%	(147,664)	-7%
Net income (loss)	(1,104,642)	-35%	(1,086,113)	-53%
Net (loss) income attributable to noncontrolling interests	(160,838)	-5%	(37,318)	-2%
Net (loss) income attributable to Conversion Labs, Inc.	(943,804)	-30%	(1,048,795)	-51%

Net Sales

Sales were approximately $3.1 million for the three months ended September 30, 2019, compared to approximately $2.0 million for the three months ended September 30, 2018. This is an increase of approximately $1.0 million or 53% which can primarily be attributed to the Company’s purchase of LegalSimpli’s accretive revenue stream and to an increase in the Company’s revenue for haircare and skincare products.

Cost of Sales

Total cost of sales was approximately $680,000 for the three months ended September 30, 2019, compared to approximately $534,000 for the three months ended September 30, 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales as a percentage of income is 22% for the three months ended September 30, 2019, as compared to 26% for the three months ended September 30, 2018. The increase of approximately $145,000, or 27%, is a result of the increase in sales of 53% and due to the Company’s 2018 purchase of LegalSimpli which has a higher margin than the Company’s legacy sales channels.

Gross Profit

Gross profit was approximately $2.5 million for the three months ended September 30, 2019, compared to approximately $1.5 million for the three months ended September 30, 2019, an increase of approximately $940,000 or 63%. The increase in our gross profit was primarily the result of the increased sales of our in-licensed Shapiro MD hair loss product line and due to the increased margin of the Company’s LegalSimpli software revenue stream.

Operating Expenses

Total operating expenses increased approximately 40% to approximately $3.4 million for the three months ended September 30, 2019, from approximately $2.4 million for the three months ended September 30, 2018. The increase in our operating expenses between the periods was mostly attributable to our increased social media marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam. This increase in marketing expenses was $660,000 or 47% when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. We also had increased compensation and related expense costs or 42% and increased general and administrative expense of 42% when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was approximately $1.1 million, compared to net loss of approximately $1.1 million for the three months ended September 30, 2018. Our net loss for the three months ended September 30, 2019 can be most attributed to our increased marketing efforts.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue and Operating Expenses

Our revenue, operating expenses and net loss for the Nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	$	% of Sales	$	% of Sales

Net sales	8,524,124		6,139,551
Cost of sales	2,013,265	24%	1,329,881	22%
Gross profit	6,510,859	76%	4,809,670	78%
Operating expenses	8,881,099	104%	6,072,112	99%
Operating (loss)	(2,370,240)	(0)	(1,262,442)	(0)
Other income (expenses)	(430,956)	-5%	(205,192)	-3%
Income from continuing operations	(2,801,196)	-33%	(1,467,634)	-24%
Income from discontinued operations, including gain on sale, net of income taxes	—	0%	925,738	15%
Net income (loss)	(2,801,196)	(0)	(541,896)	(0)
Net (loss) income attributable to noncontrolling interests	(375,540)	-4%	(66,160)	-1%
Net (loss) income attributable to Conversion Labs, Inc.	(2,425,656)	-28%	(475,736)	-8%

Net Sales

Sales were approximately $8.5 million for the nine months ended September 30, 2019, compared to approximately $6.2 million for the three months ended September 30, 2018. This is an increase of approximately $2.4 million or 39% which can primarily be attributed to the Company’s purchase of LegalSimpli’s accretive revenue stream and to a $1.7 million increase in the Company’s revenue for haircare and skincare products.

Cost of Sales

Total cost of sales was approximately $2.0 million for the nine months ended September 30, 2019, compared to approximately $1.3 million for the nine months ended September 30, 2018. Cost of sales consists primarily of material costs and related overhead directly attributable to the production of our products. Cost of Sales increased by $683,000 or 51% which is a result of the increased sales.

Gross Profit

Gross profit was approximately $6.5 million for the nine months ended September 30, 2019, compared to approximately $4.8 million for the nine months ended September 30, 2018, an increase of approximately 35%. The increase in our gross profit was primarily the result of the increased sales of our in-licensed patented hair loss shampoo, conditioner and leave-in foam.

Operating Expenses

Total operating expenses increased approximately 46% to approximately $8.8 million for the nine months ended September 30, 2019, from approximately $6.1 million for the nine months ended September 30, 2018. The increase in our operating expenses between the periods was mostly attributable to our increased social media marketing efforts for our in-licensed patented hair loss shampoo, conditioner and leave-in foam, which increased approximately $1.7 million over from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The total increase in marketing expenses was $2.0 million or 56% when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. We also had increased compensation and related expense costs or 69% and increased general and administrative expense of 50% when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018.

Net Loss

Net loss for the nine months ended September 30, 2019 was approximately $2.8 million, compared to net loss of approximately $541,000 for the nine months ended September 30, 2018. Our net loss for the nine months ended September 30, 2019 was mostly attributable to our increased marketing efforts, whereas our low net loss for the nine months ended September 30, 2018 was mostly attributable to the sale of the Company’s legacy business.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of September 30, 2018 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Current assets	$1,761,434	$1,605,070
Current liabilities	2,984,176	1,192,397
Working capital	$(1,222,742)	$412,673

We had a negative net working deficit of $1,222,742 at September 30, 2019, resulting in a decrease of $1,635,415 in working capital from net working capital of $412,673 at December 31, 2018. The ratio of current assets to current liabilities was 0.59 to 1 at September 30, 2019.

Cash Flows

The following table sets forth a summary of changes in cash flows for the Nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$92,496	$(489,201)
Net cash (used in) provided by investing activities	(500,000)	241,445
Net cash used in financing activities	1,008,303	513,649
Change in cash	$600,799	$265,893

Operating Activities

Net cash provided by operating activities was approximately $92,496 for the nine months ended September 30, 2019 primarily due to increases in accounts payable and accrued expenses of $1.2 million, stock compensation expense of approximately $540,000, amortization of debt discount of approximately $324,000, amortization of intangibles of approximately $251,000 and decreases in inventory of approximately $275,000.

Net cash used in operating activities was approximately $489,201 for the nine months ended September 30, 2018. Cash from operating activities during the nine months ended September 30, 2019 was primarily due to the net loss of approximately $541,000, gain on sale of legacy business of approximately $918,000 which was offset by stock compensation expense of approximately $458,000.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $500,000 for payments related to the contingent consideration for the purchase of LegalSimpli.

For the Nine months ended September 30, 2018, net cash provided by investing activities was approximately $241,000 for proceeds related to the sale of the legacy business offset by the cash outlaw related to the purchase of LegalSimpli.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $1.0 million of which consisted of $1.1 million was received from the issuance of convertible notes, offset by payments to a convertible note holder of $345,000.

For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $513,000 which related to the cash received for convertible notes payable.

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

Debt Financings

On August 15, 2019, the Company entered into securities purchase agreements with three accredited investors (the “Investors”). Pursuant to the terms of the Purchase Agreements, the Company issued and sold to the Investors convertible promissory notes (the “Notes”) for the aggregate original principal amount of $1,291,500 and issued warrants (the “Warrants”) to purchase up to 4,679,348 shares of the Company’s common stock. The Warrants are immediately exercisable and have a term of ten years. The Warrants are exercisable at a price per share of $0.28, subject to adjustment as described herein and contain a cashless exercise mechanism.

The Notes mature on the first anniversary of the Closing Date (the “Maturity Date”) and accrue interest at a rate of twelve percent (12%) per annum, subject to adjustments.

The Notes may be converted into shares of the Company’s common stock, at the discretion of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own shares in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the Investors shall be $0.23 per share of common stock, subject to adjustment (the “Conversion Price”). In the event the average VWAP (as defined in the Note) for the consecutive ten (10) Trading Days (as defined in the Note) preceding but not including either or both of the ninety (90) day and one hundred and eighty (180) day anniversary of the Closing Date is less than the then Conversion Price in effect either or both on such ninety (90) day and one hundred and eighty (180) day anniversary date, then the Conversion Price with respect to unconverted principal and interest on the Note shall be reduced (and only reduced) to eighty percent (80%) of the VWAP for the ten (10) Trading Days following (but not including) such ninety (90) day and one hundred and eighty (180) day anniversary date, subject to further reduction.

The Notes contain standard event of default provisions, certain covenants and restrictions, including, among others, that, for so long as the Notes are outstanding, the Company will not incur any indebtedness, permit liens on its properties (other than permitted indebtedness or permitted liens under the Notes), make dividends or transfer certain assets.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2019, the Company has an accumulated deficit approximating $15.9 million and a working capital deficit of approximately $1,222,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2019, and projected cash needs for the remainder of 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2019 year and beyond. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2019.

Recently Adopted Accounting Standards

Aside from the below, our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the following material weakness(es) in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2019 without registration under the Securities Act:

During the nine months ended September 30, 2019, the Company issued 1,521,344 shares of common stock to various third-party investors, the Company received $350,001 in cash for these shares. In conjunction with one of the stock purchases, the Company issued warrants valued at $20,825 which based on the terms of the warrants, the Company has bifurcated and treated as equity.

In addition to the above stock issued, the Company has issued 100,000 shares of common stock to a consultant for services rendered; which were valued at $16,000.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously reported.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4)	Instruments defining the rights of securities holders, including indentures
4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2019)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2019)
(10)	Material Agreements
10.1	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2019)
10.2	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2019)
10.3	Operating Agreement of Conversion Labs Rx, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2019)
10.4	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 7, 2019)
10.5	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 7, 2019)
10.6	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs Rx, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 7, 2019)
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2019)
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2019)
10.9‡	Employment Agreement by and between the Company and Mr. Juan Manuel Piñeiro Dagnery dated April 1, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2019)
10.10‡*	Employment Agreement by and between the Company and Mr. Stefan Galluppi dated March 18, 2019
10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2019)
10.12	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2019)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2019

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2019