Form 10-K
period 2019-12-31
CONVERSION LABS, INC.
filed 2020-03-30
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55857

CONVERSION LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

800 Third Avenue, Suite 2800 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(855) 743-6478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant had 54,142,940 shares of common stock outstanding as of March 30, 2020. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 was $3,809,355, as computed by reference to the closing price of such common stock on such date.

CONVERSION LABS, INC.

2019 FORM 10-K ANNUAL REPORT

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

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.), our wholly subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”), Conversion Labs Media, LLC (“CVLB Media”), a Puerto Rico limited liability company, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Corporate History

Conversion Labs, Inc., was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. On April 1, 2016, with respect to a limited liability company operating agreement with joint venture partners for one of our skincare products under the legal name Immudyne PR LLC (“Immudyne PR”), such original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety after acquiring the minority interest in the Conversion Labs PR, which is now a wholly-owned subsidiary of the Company.

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC, a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company.

In early 2019, we also launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business was discontinued in 2019 in order to focus on our core business as well the expansion of our telehealth opportunities.

In June 2019, a joint venture with GoGoMeds.com was formed through our majority-owned subsidiary, Conversion Labs Rx, LLC, allowing us to market branded and generic prescription drugs that are then sold and shipped (via GoGoMeds) online directly to consumers in all 50 states and the District of Columbia.

Business Overview

The Company is a direct response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality OTC products and prescription medications. The U.S. healthcare system is undergoing a paradigm shift largely due to new technologies and the emergence of direct-to-consumer healthcare. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. Direct-to-consumer telemedicine companies, like our Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications, devices and diagnostics bundled with over-the counter wellness products.

We believe that many people can relate to the hassle and inconvenience of seeking medical care. According to a November 2018 Merritt Hawkins Survey, the average wait time to see a doctor is now 29 days, and in major cities such as Boston, the average wait is now 109 days. With the U.S. projected to be short 121,300 doctors by 2030, wait times are likely to grow worse. Timely and convenient access to healthcare and prescription medications is a critical factor in improving quality of care and patient outcomes. We believe that, because of this importance and the growing demand from patients, telemedicine platforms like ours can fundamentally change the market for healthcare in the U.S. Our mission is to build a portfolio of direct to consumer wellness brands that encompass on-demand medical treatment, online pharmacy and over-the-counter products. We want our brands to be top-of-mind for consumers and sought after for their proprietary characteristics and endorsements by thought leading physicians and influencers.

While not the first in telemedicine, we are an early mover that has made investments in technology and people that we believe will pay long-term dividends. According to a 2018 Euromonitor estimate, the market for direct to consumer healthcare products is estimated at $700 billion in global annual sales. Alliance Bernstein estimates that the disruptable market for online pharmacy in the U.S. is in the $300 billion dollar range, and they estimate that up to 70% of this market will move from traditional pharmacies to online pharmacies over the next ten years. The opportunities are immense, and we believe that we are well positioned to capitalize on these large scale economic shifts in healthcare.

We believe that product innovation and excellence are the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary Over The Counter (“OTC”) products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and a full line of oral and topical prescription medications for hair loss. Our men’s telemedicine brand, Rex MD, currently offers treatment for erectile dysfunction, and we will soon offer treatments for longevity, strength and endurance, hair loss, skin care and other products we identify that can improve the lives of patients and customers. We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

Telemedicine Platform

Beginning in 2019, we have made significant investments in our telemedicine technology platform which is the backbone of our physician network, pharmacy provider, CRM software, and third-party advertising platforms. This platform facilitates patient consultations, virtual prescriptions, fulfillment, and follow-up consultations.

Direct-To-Consumer Channel

We actively seek to acquire, license and develop products and brands with large untapped e-commerce potential and proven business models. Our products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. We intend to continue to grow revenue and profitability of our four commercial stage consumer and telehealth brands. We also expect that PDFSimpli, our PDF conversion software product, will continue to grow and achieve profitability in the short term. We continue to actively seek new brands to buy or license to expand our product offerings and add to our growth.

Industry Overview

We believe that the telemedicine economy represents a rapidly growing and fragmented market. Customers are increasingly recognizing and turning to the internet for their medical needs. These needs include physician consultations, prescriptions, and supportive OTC products. With the importance of health and wellness rising in an increasingly educated consumer base, spending on health and wellness products is expected to increase. In conjunction with the Internet’s broad and active userbase, the opportunity to rapidly launch and scale brands in the healthcare space has never been greater. Additionally, due to the breadth and personalized nature of today’s market for healthcare, we believe many untapped markets exist for new direct-to-consumer telemedicine brands.

According to data provided by IMS Health and republished by AllianceBernstein in 2018, the U.S. prescription drug market exceeds $450 billion across all dispensing sites. The market size for retail pharmacy (prescription drugs only, not front of store), and drugs dispensed via mail order, is over $300 billion. According to the 2013-14 Economic Report on Retail, Mail and Specialty Pharmacies by Adam J. Fein, Ph.D., three wholesalers controlled an estimated 92% of the pharmaceutical market and states the online market (for pharmaceuticals) could be 70% of the retail and mail market (approximately a $200 billion market).

Management believes the opportunity for telemedicine is ripe based upon current conditions. Globally and within the U.S., healthcare systems face major challenges such as:

●	lack of sufficient access to high-quality, cost-effective healthcare;
●	increasing shortage of medical professionals, increasing time to care;
●	geographic boundaries creating supply/demand gaps driven by physician and patient demographics;
●	and lagging technology adoption by market incumbents and medical providers, resulting in reduced ability to efficiently provide quality healthcare.

The emergence and continued adoption of healthcare-focused technology promises to help alleviate and substantially improve structural, time, and cost limitations currently overburdening the healthcare system. The increased availability of generic medication has created an opportunity for smaller, agile companies, such as ours to conveniently supply consumers with a growing number of medications at favorable and competitive prices. Additionally, macro trends such as rising internet proficiency, improved telecom infrastructure, and continued rise in cost of care, serve to benefit the already significant opportunity for our uniquely branded telemedicine offerings in addressing the cost and access challenges facing consumers today.

Ethos

Our mission is to use telemedicine to put the consumer first in their healthcare journey. We are guided in our commitment in using telemedicine to elevate the standard of healthcare by eliminating much of the opaqueness, bloated costs, and delays we believe are plaguing the healthcare system today. To accomplish this, we aim to be an agile and leading-edge team that uses our skillset as collaborators, builders, visionaries, and leaders to strive to build what we envision consumer-centric healthcare should look and feel like. We believe that our brands are genuine, honest, and transparent, as well as medically grounded and technologically-minded. We believe cost-efficient, time-efficient, and seamless healthcare is the way healthcare should be provided to consumers, and we endeavor to play a key role in making that the standard in how our consumers think about healthcare.

In all of our interactions with consumers, we aim to provide a thoughtful experience that is visible through our branding, marketing, offerings, and services, that conveys a sense of “better” healthcare, or healthcare as it should be. Selecting healthcare is a serious decision, and consumers take time to research options, solicit advice from friends and family, and rely upon their experiences before finalizing their purchase decision. In order to provide our vision of healthcare, we work constantly to better engineer an experience that highlights transparency, seamlessness, and consistency for all of our offerings across all of our brands.

We take a customer-first approach, and we continue that approach by tapping into customer feedback, behavior, and data to inform and iteratively improve our long-term strategy and near-term decision making. We expect to continue to benefit from the feedback and support offered by our customers, peers, and partners as we expand our presence in healthcare and telemedicine.

Products

We understand that life is more than just survival and that health and wellness should also encompass the way our body feels, looks, and performs. Our brands aim to bring this holistic understanding to the consumer, with messaging that is clear, scientific, and thoughtful. The product offerings behind each brand are thoughtfully considered and tested to ensure they answer consumer needs, preferences, and feedback. Our brands aim for customer satisfaction at every step of the process, from learning, ordering, fulfillment, and reordering. Our current brand portfolio is comprised of brands respectively targeting four market segments: hair loss, immune health, men’s health, and disaster preparedness.

Hair Loss: Shapiro MD

Launched in 2017, Shapiro MD is a brand for hair loss in both men and women. Shapiro MD’s product offerings include both over-the-counter and prescription products and/or ingredients that have been rigorously studied for their effects in treating hair loss. Since beginning with a proprietary patented hair loss product line of shampoo, conditioner, and leave-in-foamer, Shapiro MD’s product portfolio has grown to now include U.S. Food and Drug Administration (“FDA”) approved medications such as minoxidil and finasteride, and an over-the-counter supplement for hair loss. In March of 2020, the Company received FDA 510(k) clearance for the Shapiro MD Laser Hair Restoration Device.

Hair loss is a deeply personal problem that affects people psychologically in addition to its physical effects, this is why we are committed to the continued expansion of Shapiro MD to be one of the leading online destinations for clinically studied and proven solutions for both male and female hair loss. We are currently exploring proprietary compounded prescription products for product portfolio expansion.

On February 21, 2020, ConsumersAdvocate.org ranked Shapiro MD as the third best hair loss treatment provider in the United States, ahead of other household brands such as Bosley, Keeps and Rogaine. We believe that the combination of Shapiro MD’s patented over-the-counter product line with prescription medications and our soon to be FDA-cleared laser hat, will lead to a big increase in brand awareness, customer satisfaction, retention rates and overall profitability.

Immune Health: iNR Wellness MD

Launched in 2018, iNR Wellness MD is a supplement for immune and gut support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans. Our spokesperson for our iNR Wellness MD brand is Dr. Joseph DiTrolio, a member of the Board of Directors of the Company and an opinion-leading physician, professor of surgery, innovator, and public servant.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s health brand currently offering personalized treatment plans from licensed physicians in 50 states for erectile dysfunction. After consultation with a physician, if appropriate, we dispense and ship prescription medication directly to patients. We are initially focused on generic Viagra and Cialis but intend to expand our product offering to include treatment for cold sores, mental health, and many other common medical conditions faced by men. Our vision for RexMD is to become a leading telemedicine destination for men.

Disaster Preparedness: SOSRx

SOSRx, launched in the first quarter of 2020, is a telemedicine brand intended to offer prescription medications and over-the-counter emergency preparation supplies for disaster situations such as flu epidemics, bacterial outbreaks, bioterrorism and water supply failure, among others. Our research indicates that vital supplies and prescription medications may be rapidly depleted during high-demand situations caused by disasters, and we believe that pre-prescribing certain medications and supplies can serve to reduce strain during emergency situations.

Following the launch of this brand, we also intend to target the travel preparedness market with prescription medications that can address common illnesses seen in overseas travel such as traveler’s diarrhea- the most common travel-related illness. We believe strong potential for earned media exists for SOSRx, and are in the process of identifying influencers and opinion leaders in emergency preparation and public health that will serve to drive brand awareness and brand equity upon launch.

Majority Owned Subsidiary: PDFSimpli

PDFSimpli is a PDF conversion software product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. PDFSimpli enables users to convert, edit and sign PDF documents. As of March 1, 2020, PDFSimpli was ranked in the top 5,750 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 4.5 million registrants globally. Since its launch, PDFSimpli has converted or edited over 5 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli has over 39,000 active subscriptions as of March 1, 2020.

Our Growth Strategy

Our approach is to continue to build a portfolio of direct to consumer health and wellness brands that leverage our telemedicine platform across the U.S. to offer cost-effective, convenient and personalized generic and branded prescription drugs as well as clinically studied over the counter products. Our current portfolio includes brands in the hair loss, immune support, men’s health, and disaster-preparedness categories. In the future, we plan to launch additional brands targeting unique unmet needs such as travel, mental health and anxiety, women’s health, skincare, among others.

We have achieved rapid growth over the past 4 years, evidenced by our rank on Deloitte’s Technology Fast 500™, a yearly ranking of the 500 fastest growing technology, media, telecommunications, life sciences, and energy tech companies in North America. We ranked #189 on Deloitte’s 2019 list, for our revenue growth of 583% from 2015 to 2018. We believe this validates our significant long-term investments in developing our human capital, technology, brand-building, and customer acquisition. Our continued investment in, and expansion of our core brands and their product offerings will further increase opportunities to acquire new customers and increase the lifetime value of our customers.

We believe we are creating a meaningful and valuable customer base. As of December 31, 2019, over 35% of customers who have purchased at least once since our inception have made a repeat purchase. We continue to invest heavily in the experience our customers have with our products and their overall satisfaction with our products and our company, and we expect customer repurchase rates and overall customer retention to grow further as we allocate more resources and focus to this component of the business. While we are proud of our accomplishments to date, we believe the most exciting opportunities for our growth story are ahead of us, and we intend to pursue the following strategies to help us achieve this growth.

●	Increase Brand Awareness and Equity with Telehealth & Rx Offering: Increasing brand awareness and growing favorable brand equity among consumers in both existing and new markets has been, and remains, central to our growth. We believe that our new telehealth driven brands that combine proprietary OTC products with generic and branded prescription medications will be transformational to our business, the awareness of our brands and the value consumers associate with our brands.

We intend to aggressively pursue the same direct-to-consumer acquisition strategy with RexMD, our men’s health brand and SOS Rx, our disaster and travel preparedness brand. We will also seek to identify additional influencers and opinion leading physicians that can drive the brand awareness and equity value of our overall portfolio. We are excited about the opportunities that we believe will follow as awareness continues to grow.

●	Drive Customer Acquisition with Traditional Marketing Channels & International Expansion: We anticipate that we will complement our strong online presence and increase customer acquisition by utilizing traditional advertising channels such as tv, radio, and out-of-home channels. We believe that a multi-channel approach will lower our overall customer acquisition cost and provide greater diversification for our overall growth strategy.

We intend to sell some or all of our OTC products in traditional retail stores in the U.S. and see retail as a growth opportunity. We have already made investments in packaging and branding to support this strategy and we’re optimistic that we can expand in this area in 2020.

We continue to sell our products in international markets and believe that international market expansion represents a significant growth opportunity for the Company. We continue to evaluate potential strategic partnerships and international joint venture opportunities.

●	Invest in New Products and Services: We plan to continue to offer products and services through existing or new brands that target large underserved markets in healthcare. We believe this expansion will attract new customer segments and retail partners, as well as enhance average order value, increase attachment rate opportunities, and deliver higher overall customer lifetime value.

We believe we sit at the center of our ability to continue bringing innovative and enhanced performance-driven products to market with both speed and excellence. We have unique and effective product offerings that increasingly cover more segments of consumer healthcare, elevate the standard of care, introduce us to new markets and distribution partners, and increase the lifetime value of our customer relationships.

We anticipate that growth of our products and services will span entirely new markets in healthcare, including:

●	Services and Content. We plan to offer services that provide customers the opportunity to interact with telemedicine in new ways, including digital apps, counseling and family consultations.

●	Use Cases. We believe we can broaden the range of use cases addressed by market need, including additional options for travel, children and babies, and pets.

●	Drive Continued Operational Excellence: We are committed to improving productivity and profitability through a number of operational initiatives designed to grow our revenue and expand our margins. Overall, we expect that business profitability will be driven by continued net revenue growth in conjunction with gross margin improvements, continued marketing efficiencies, and generating operating leverage. We believe there is opportunity for continued improvement in gross margins, marketing efficiencies, and operating leverage through these key initiatives:

●	Optimize Price. Through investment in human capital and technology, we intend to continue building a data-based understanding of price elasticity dynamics, promotional strategies and other price management tools to drive optimized pricing for us and our partners. Based on the strength of our brands and the value proposition of our products, we believe we have pricing power in the market that will only increase through economies of scale.

●	Reduce Product Returns. As a young company, we are still learning about the factors affecting customer returns and believe we have the opportunity to reduce customer return rates. We have identified several opportunities that span policy change, process improvement and consumer education to reduce return rates and increase overall customer satisfaction.

●	Invest in Supply Chain. We plan to continue to make significant investments in our supply chain to meet the requirements of our growing business. Our supply chain is instrumental to both supporting growth and improving business performance. While we currently partner with a number of third-party manufacturing and logistics companies, physician networks, and prescription medication fulfillment companies, we are evaluating opportunities to build our own internal capabilities in these areas.

●	Drive Marketing Efficiencies. Marketing investments are the result of a disciplined process and are measured against both growth and profitability targets. As we continue to grow and scale, we believe we will continue to improve the efficiency of our marketing investments and dramatically improve our return on advertising spend. We believe that with larger budgets and deeper experience, we will benefit from lower media rates and increased data that will improve our proprietary models, multi-channel synergies as our retail partnerships grow consumer awareness, purchase occasions as our product and services assortment expands, and purchases from previous repeat consumers.

●	Achieve Operating Leverage. We have invested ahead of our growth in all areas of our business, including human capital, technology, and multi-channel and international distribution. As we continue to grow, we have the opportunity to leverage these investments and realize economies of scale.

Competition

The markets we sell into are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in the hair loss, immune support, men’s health and document management verticals. We also compete with traditional mass merchandisers, drug store chains, independent pharmacies and health food stores.

Our competitors include, among others, Thirty Madison, Inc., Icebreaker Health, Inc., Roman Health Ventures, Inc., Hims, Inc. and GoodRx, Inc. Many of our competitors are substantially larger and more experienced than us, have longer operating histories, higher visibility and brand recognition and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

Competitive Strengths

On the consumer products side, we believe that our competitive advantage lies in the quality of our products, endorsements of our products from opinion-leading physicians and experts, and, most importantly, our ability to optimally market our products directly to consumers.

We believe the following strengths differentiate us from our competitors and drive our success:

●	Promotion of More Efficient Healthcare Solutions: We believe we are impacting the way healthcare solutions are brought to consumers by leveraging our direct-to-consumer expertise to market low-cost, highly personalized, highly effective healthcare to consumers throughout the U.S. “Traditional” (in-person) healthcare is marked by “friction” from the inconvenience that emerges naturally from time-intensive processes such as setting an appointment, traveling to a doctor for a written physical prescription, and waiting in line to fill said prescription. Telemedicine has made it possible to eliminate much of the friction present in a patient’s journey to effective medical solutions through asynchronous evaluation, prescription, and fulfillment of prescription medication.

●	Consumer-Focused Health and Wellness Brands: We’ve built and continue to develop our company based on our evolving understanding of our current and future consumers. Our focus lies on establishing and strengthening long-term relationships where our consumers return again and again to shop for our branded, high-quality healthcare products and medical treatment. We believe our focus on the consumer experience, innovative offerings, and data driven approach have allowed for strong customer relationships with significant lifetime values. From the launch of our direct-to-consumer business through the year-ended December 2019, we have seen more than 35% of customers who have purchased at least once through our direct-to-consumer channel return to repurchase or purchase another product.

●	Innovative and Differentiated Brands: Since the launch of our first direct-to-consumer brand, we have distinguished our brands through unique product offerings, combining high quality products with best in class customer service. Our lead brand, Shapiro MD, formulated and sold one of the first DHT-blocking shampoos directly to consumers in the U.S., and we have continued to build upon Shapiro MD’s cornerstone reputation as a source for high quality hair loss products with additional scientifically studied product offerings. We believe Shapiro MD’s cornerstone reputation has been and is a critical driver in creating repeat consumers, which is why we have made sure to set a cornerstone value for each brand we have subsequently launched.

Our brands seek to address real life healthcare challenges faced by consumers today, including: hair loss, immune health, men’s health, and disaster preparedness, through the use of telemedicine to provide a unique offering resulting from a combination of over-the-counter and prescription medications to address their medical concerns in a medically consistent manner. We also aim to reduce the friction that is typically present in the consumer’s healthcare journey, providing quality service, and seamless follow up to make their telemedicine experience smoother and less stressful.

We believe the unique high-quality nature of our offerings and continual improvements have helped drive our repeat customer business. These repeat consumers most frequently return to purchase the same product, such as a Shapiro MD customer returning to purchase a second and third month supply of our shampoo, conditioner, and foamer kit. We believe that, as existing customers return to our brands for additional healthcare solutions, we have the opportunity to offer these customers additional offerings for their other healthcare needs, particularly as our product and brand portfolio and cross-sell capabilities grow.

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

From time-to-time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include Shapiro MD® and iNR Wellness MD®. Trademark applications are in process for RexMD and SOSRx. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.

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

Manufacturing

We use third parties to manufacture and package our products according to the formulas and packaging guidelines we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only “tableting,” encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

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

In addition to the foregoing, our operations and those of our partners are subject to federal, state and local government laws and regulations, including those relating to the practice of medicine, telemedicine and the prescribing of prescription medications. We believe we are in substantial compliance with all material governmental regulations applicable to our operations.

Employees

As of December 31, 2019, we had 26 full-time employees. Our full-time employees work in the following places:

●	Nine in Huntington, Beach, CA under Conversion Labs, Inc.
●	Ten in San Juan, PR under Conversion Labs PR LLC
●	Seven in San Juan, PR under LegalSimpli LLC

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

Our independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern as of December 31, 2019. If we are unable to fund operations through our operating business and are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Some of our products are designed for human consumption and use, and we face product recalls or liability claims if the use of our products is alleged to have resulted in injury or death. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations. While we do maintain product liability insurance coverage, we cannot be sure that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

If we lose our President and Chief Executive Officer or are unable to attract and retain additional qualified personnel, the quality of our products may decline, and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our President and Chief Executive Officer, Justin Schreiber. We estimate that Mr. Schreiber spends approximately 90% of his time related to the Company’s activities. Loss of his services could adversely affect our ability to achieve our business objectives, if we are unable to find a suitable replacement. Mr. Schreiber is an integral factor in establishing relationships and the continued development of our business depends upon his continued employment. If he were to resign or retire, we would have to find a suitable replacement who shared his expertise and relationships. Any delay in finding a suitable replacement would adversely affect the pace at which we are able to successfully grow our business and could harm our existing business, resulting in a decrease in sales and revenue.

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

We face risks that may arise from acquisitions.

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

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth services and expert medical services in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. With respect to expert medical services, we believe we are correct in the view that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our physician networks providing telehealth violate laws prohibiting the corporate practice of medicine. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Any scrutiny, investigation, or litigation with regard to our arrangement with our physician networks. could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our customers, Members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition and results of operations.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,463 to $22,927 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act or PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive member engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution or the telehealth market as a whole could limit market acceptance of our solution. If our customers do not perceive the benefits of our solution, or if our solution does not drive member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our brands with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our customers and vendors, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendor and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data centers vendors are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect client renewal rates.

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside our control;
●	communications failures;
●	software and hardware errors, failures and crashes;
●	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus); and
●	other potential interruptions.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability or adversely affect client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

If our security measures fail or are breached and unauthorized access to a consumer’s data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and customers.

Our services involve the storage and transmission of customers’ and our vendors’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, consumers, customers and others, as well as the protected health information, or PHI, of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive consumer or partner data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customers, vendors or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, customers, and vendors which could have a material adverse effect on our business, operations, and financial results.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new disaster preparedness markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $114 per violation and are not to exceed $57,051 per violation, subject to a cap of $1.7 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information, or PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of client and member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and member information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and Members’ proprietary and protected health information.

We also publish statements to our Members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We also send short message service, or SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our brands from a range of companies, many of which have substantially more resources, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health plans have in some cases developed their own telehealth or expert medical service tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing our products. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

The estimates of market opportunity and forecasts of market growth included in this Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts for in direct-to-consumer telehealth may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations and cash flows.

Direct-to-consumer telehealth represents a material portion of our overall business. We spend significant resources marketing this aspect of our business. We rely on relationships for our direct-to-consumer telehealth marketing with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies and direct marketers, to source new customers and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our direct-to-consumer telehealth business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in Internet search listings, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

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

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new customers. Our brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad client adoption of our brands.

Many of our competitors are larger and have greater financial and other resources than us.

Our products and telemedicine services compete and will compete with other similar products and services produced and offered by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products and services that compete with our products or present cost features that consumers may find attractive.

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

Our business relies heavily on email, and any restrictions on the sending of emails or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email for promoting our brands and products. Periodic promotions offered through emails sent by us generate a portion of our net revenue. We provide periodic emails to customers and other visitors informing them of what is available for purchase on our websites that day, and we believe these messages are an important part of our customer experience and help generate a portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition, and operating results.

Our business relies heavily on Facebook, Google, Amazon and many other social networks and search engines for customer acquisition, and any changes and restrictions to the advertising policy of these platforms could materially adversely affect our net revenue and business.

Our business is highly dependent upon online advertising platforms for promoting our brands and products. Changes to advertising policies by these platforms could restrict or eliminate our ability to run advertisements for our products which would adversely impact our business. Changes in advertising costs could dramatically increase our customer acquisition costs, which could adversely affect profitability and result in us having to raise more capital to grow our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

A description of our leased premises is as follows:

Property Description

Principal Executive Offices:

●	Located at 1460 Broadway, New York, NY 10036 (ended in January 2019)
●	Located at 800 Third Avenue, Suite 2800, New York, NY 10022 (Began February 2019)
●	Month-to-month lease
●	Virtual office with no actual office space, but have the ability to lease conference space from time-to-time
●	Monthly costs of $99 per month

Office Space:

●	Located in Huntington Beach, California.
●	Thirty-six-month lease ending February 28, 2021
●	Consists of 1,239 sq. ft.
●	Office supports staff dedicated to marketing
●	Monthly costs of $2,106 for the first twelve months

Office Space:

●	Located in Puerto Rico
●	Month-to-month lease
●	Consists of approximately 1,000 sq. ft.
●	Monthly costs are $5,000 per month

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

Authorized Capital

We are authorized to issue an aggregate number of 100,000,000 shares of common stock, $0.01 par value per share and 5,000,000 shares of blank check preferred stock. As of March 30, 2020, we had 54,142,940 shares of common stock issued and outstanding. Each holder of common stock shall be entitled to one vote for each share held.

The holders of the common stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, dividends payable in cash, stock or otherwise. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the net assets of the Company shall be distributed pro rata to the holders of the common stock in accordance with their respective rights and interest.

Effective January 21, 2020, we effected the designation of 2,000,000 shares as 13% Cumulative Redeemable Perpetual Series A Preferred Stock (the “Series A Preferred”). The Series A Preferred shares shall have a stated value of $25 per share (the “Stated Value”), and Series A Preferred holders shall be entitled to receive dividends at a rate of 13% of the Stated Value per share per annum. The Series A Preferred shares shall not have voting rights, except for on each matter which Series A Preferred holders are entitled to vote as a separate class in which case each Series A Preferred Holder shall be entitle to one vote per share of Series A Preferred. We retain an optional right to redeem the shares of Series A Preferred commencing on the third anniversary of the date of issuance of each shares of Series A Preferred. As of March 30, 2020, there are no shares of Series A Preferred issued and outstanding.

For all undesignated preferred stock, the Board is authorized to determine the number of series into which such undesignated shares may be divided, the number of shares within each series, and the designations, rights and preferences associated with such shares.

Approximate Number of Equity Security Holders

As of March 30, 2020, there were 314 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB on March 27, 2020 was $0.20. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On January 1, 2019, the Company issued 1,000,000 shares of common stock to JLS Ventures, LLC, an entity owned by Mr. Schreiber, our Chief Executive Officer, in connection with the Company’s agreement with JLS Ventures, LLC at a fair value of $0.14 per share for services rendered. The services rendered were valued at $733,215.

On February 27, 2019, the Company issued 100,000 shares of common stock at a fair value of $0.16 per share to an outside consultant for services rendered.

On July 24, 2019, the Company issued and aggregate of 1,086,957 shares of common stock at a fair value of $0.15 per share to various third-party investors for cash proceeds of $235,187.

On September 9, 2020, the Company issued an aggregate of 434,387 shares of common stock at a fair value of $0.11 per share to various third-party investors for cash proceeds of $93,989.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2019 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2019, as compared to the fiscal year ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2019 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Material Developments During 2019

Amended and Restated Promissory Note with LegalSimpli Software, LLC

On May 8, 2019 (the “Closing Date”), LegalSimpli Software, LLC (“LSS”), a majority owned subsidiary of the Company, issued an amended and restated promissory note in the principal amount of $379,730 (the “Amended Note”) to CVLB PR. The Amended Note matures on June 1, 2020. This Amended Note amends, restates, replaces , and supersedes, in its entirety, that certain LSS promissory note, dated as of June 1, 2018, issued by LSS in favor of CVLB PR, and that certain Line of Credit Agreement, dated May 29, 2018, by and between LSS and the CVLB PR (collectively, the “Original Note”).

The Amended Note accrues interest at the rate of 12% per annum and may be pre-paid without penalty at any time. The Amended Note is also secured by a security interest granted to the CVLB PR pursuant to that certain Security. In connection with the Amended Note, LSS and CVLB PR entered into a security agreement (the “Security Agreement”), whereby LSS unconditionally and irrevocably granted CVLB PR a security interest in and to, a lien upon and a right of set-off against all of their respective right, title and interest of whatsoever kind and nature in and to, substantially all of LSS’s assets.

Strategic Partnership Agreement with Specialty Drugstore, Inc. (d/b/a GoGoMeds)

On May 31, 2019 (the “Closing Date”), the Company entered into an operating agreement (the “Operating Agreement”) of CLRX, by and among the Company, CLPR, Harborside Advisors, LLC (“Harborside”), Happy Walters, an individual (“Walters”), and David Hanig, an individual (“Hanig”, and together with CLPR, Harborside, and Walters, each a “Member” and together the “Members”). Pursuant to the Operating Agreement, the Company, through CLPR, owns 51% of the membership interests of CLRX.

On the Closing Date, the Company, CLRX, and Specialty Drugstore, Inc. (d/b/a GoGoMeds), an Ohio corporation (“GoGoMeds”), entered into a certain non-exclusive Strategic Partnership Agreement (the “Strategic Partnership Agreement”) whereby CLRX will use its e-commerce platform to offer online physician consultations and sell prescription drugs directly to consumers in all 50 states through GoGoMeds’ existing online pharmacy infrastructure. CLRX will pay GoGoMeds a dispensing fee per prescription dispensed based on the number of prescriptions dispensed. For any business outside the scope of the Strategic Partnership Agreement referred to GoGoMeds through an introduction by CLRX, GoGoMeds agrees to share 50% of net profits with CLRS in perpetuity.

Membership Interest Purchase Agreement with Taggart International Trust and American Nutra Tech LLC

On April 25, 2019 (the “Closing Date”), the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company, CVLB PR, Taggart International trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber, and American Nutra Tech LLC, a company controlled by its Chief Technology and Operating Officer, Mr. Stefan Galluppi (“Mr. Schreiber, Taggart International Trust, Mr. Galluppi, and American Nutra Tech LLC, each a “Related Party”, and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83% of the membership interests (the “Remaining Interests”) of CVLB PR from the Related Parties, bringing the Company’s ownership of CVLB PR to 100%

As consideration for the Company’s purchase of the Remaining Interests from the Related Parties, Mr. Schreiber and Mr. Galluppi agreed to cancel all potential issuances of restricted stock and or options related to their employment with the Company, in exchange for the immediate issuance of an aggregate of 5,000,000 shares of the Company’s restricted common stock, including 2,500,000 shares of the Company’s restricted common stock to each Mr. Schreiber and Mr. Galluppi (the “Schreiber and Galluppi Issuances”) as well as further potential additional issuances of restricted stock, pursuant to certain milestones enumerated in the MIPA.

Appointment of Board of Directors

On June 7, 2019, the Board of Directors appointed Mr. Happy Walters and Mr. Bertrand Velge as members of the Board, effective June 10, 2019.

On June 7, 2019, Mr. John Strawn resigned as Chairman of the Board but remains a member of the Board.

On June 7, 2019, Mr. Justin Schreiber, the Company’s President and Chief Executive Officer, was appointed as Chairman of the Board.

Results of Operations

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Our financial results for the year ended December 31, 2019 are summarized as follows in comparison to the year ended December 31, 2018:

	Year Ended December 31,
	2019		2018
	$	% of Sales	$	% of Sales
Product revenues, net	$9,919,506	80%	$8,044,416	97%
Software revenues, net	2,539,129	20%	277,713	3%
Service revenues, net	9,943	0%	2,000	0%
Total revenues, net	12,468,578	100%	8,324,129	100%

Cost of product revenue	2,643,281	21%	1,974,781	24%
Cost of software revenue	627,315	5%	21,441	0%
Total cost of revenue	3,270,596	26%	1,996,222	24%

Gross profit	9,197,982	74%	6,327,907	76%

Total operating expenses	12,087,590	98%	8,384,047	101%

Loss from operations	(2,889,608)	-	(2,056,140)	-

Other income (expenses)	(761,150)	(8)%	(354,388)	(4)%

Income from continuing operations before provision for income taxes	(3,650,758)	(38)%	(2,410,528)	(30)%
Income tax provision (benefit)	(122,500)	(1)%	(124,700)	(2)%
Discontinued operations	-	-%	925,738	12%
Net Income (loss)	$(3,528,258)	-	$(1,360,090)	-
Net income (loss) attributable to	(391,055)	(4)%	(119,262)	(1)%

Net income (loss) attributable to Conversion Labs, Inc.	$(3,137,203)	(32)%	$(1,240,828)	(15)%

Overall revenues for the year ended December 31, 2019 were approximately $12.5 million, an increase of 49.8% from approximately $8.3 million during 2018. Our increase in revenues was primarily attributable to the increase in software revenues which accounts for approximately 20% of revenues; which increased as a result of successful online marketing efforts and a full year of revenue from the LegalSimpli acquisition.

Cost of product revenues consists primarily of product material costs and fulfillment costs directly attributable to the production of our products. Cost of software revenue consist primarily of credit card processing fees and information technology fees related to our online platform. Total cost of revenue increased by approximately 64% to approximately $3.3 million in 2019 compared to approximately $2.0 million in 2018. The increase in our cost of revenues was due to our increased revenues and related increase in merchant and other processing fees incurred to generate revenues from our products segment, and increased margins on revenues of LegalSimpli software subscriptions.

Gross profit increased by approximately 45% to approximately $9.2 million in 2019 compared to approximately $6.3 million in 2018 as a result of our decreased cost of sales. Gross profit as a percentage of revenues decreased to approximately 74% in 2019 from approximately 76% in 2018 due to the shift in the composition of our revenues between periods from primarily supplement products sold to higher margin shampoo and hair products, which products generally have higher margins and due to the acquisition of LegalSimpli which as a software product has higher margins than the physical product sales.

Operating Expenses

	Year Ended December 31,
	2019	2018
Selling & marketing expenses	$8,170,929	$5,079,091
General and administrative expenses	2,398,751	2,288,580
Other operating expenses	724,270	516,979
Customer service expenses	570,763	378,856
Development Costs	222,877	120,541
Total	$12,087,590	$8,384,047

Operating expenses for the year ended December 31, 2019 were approximately $12.1 million, as compared to approximately $8.4 million for 2018, representing an increase of 45% or $3.8 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses mainly consist of online marketing and advertising expenses. During 2019, the Company had an increase of approximately $3.1 million in selling and marketing expenses was a result of additional marketing expenses to drive revenue growth during the year.

(ii)	General and administrative expenses mainly consist of payroll expenses for executive management, stock-based compensation, intangible amortization and legal and professional fees. During 2019, the Company had an increase of approximately $110,000 in general and administrative expenses mainly related to an increase in the amortization expense for the Company’s customer relationship assets due to a full year of amortization from the purchase of LegalSimpli.

(iii)	Other operating expenses consist of rent, insurance, bank charges, royalty expenses, IT services for our online products business and office supplies. During 2019, the Company had an increase of approximately $207,000 in mainly related to an increase in the Company’s insurance and rent expenses.

(iv)	Customer service expenses consist of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During 2019, the Company had an increase of approximately $191,000 mainly related to an increase in headcount for the Company’s customer service and a full year of expenses for the purchase of LegalSimpli.

(v)	Development costs mainly relate to third-party technology services for developing and maintaining our online platform for LegalSimpli. During 2019, the Company had an increase of approximately $102,000 mainly as a result of having a full year of expenses for the purchase of LegalSimpli.

Other income (expenses), net

	Year Ended December 31,
	2019	2018
Interest (expense)	(761,150)	(354,388)
Income from discontinued operations, including gain on sale, net of income taxes	-	925,739
Total	$(761,150)	$571,351

Other income (expenses), net for the year ended December 31, 2019, increased by approximately $406,000, compared to 2018. The increase in other income(expense) is primarily attributable to (i) an increase in the amortization of debt discount of $306,000 as compared to prior year and (ii) an increase in interest expense of approximately $80,660 as compared to the prior year.

Tax benefit for the year ended December 31, 2019, decreased by approximately $2,200, compared to the same period in 2018. The increase in tax expenses is mainly due to an overpayment and the benefit from an increase in net operating loss carryforwards.

Working Capital

	December 31,
	2019	2018
Current assets	$2,747,102	$1,605,070
Current liabilities	3,975,442	1,192,397
Working capital	$(1,228,340)	$412,673

Current assets increased by approximately $1.1 million, which was primarily attributable to an increase in cash and cash equivalents due to proceeds from convertible notes during the year ended December 31, 2019. Current liabilities increased by $2.8 million, which was primarily attributable to an increase in accounts payable and accrued liabilities as a result of the Company extending payables and credit terms with vendors during the year ended December 31, 2019.

Liquidity and Capital Resources

	Year Ended November 31,
	2019	2018
Net loss	$(3,528,258)	$(1,360,090)

Net cash provided by (used in) operating activities	251,408	(905,519)
Net cash (used in) provided by investing activities	(100,000)	141,445
Net cash provided by financing activities	775,123	802,787
Increase (decrease) in cash and cash equivalents	$926,531	$38,713

Since inception, the Company has funded operations through the revenues of its products, issuance of common stock, through loans and advances from officers and directors and the issuance of convertible notes from third-party investors.

Net cash provided by operating activities was approximately $244,983 for the year ended December 31, 2019, as compared with net cash used in operating activities of approximately $905,519 for 2018.

Net cash used in investing activities for the fiscal year ended December 31, 2019 was $100,000, as compared with net cash provided by investing activities of $141,445 for 2018. Net cash used in investing activities was primarily due to continued payments on the Company’s purchase of LegalSimpli of $100,000 as compared to the prior year where the Company received $390,000 offset by the purchases of membership interest in LegalSimpli and purchases of intangible assets.

During the year ended December 31, 2019, our financing activities consisted of proceeds from convertible notes payable and common stock of $1.1 million and $350,000, respectively; which were offset by the repayment of notes payable of $295,000 and payment for debt issuance costs of $284,070.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors, obtaining funding from third-party sources or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company has an accumulated deficit approximating $16.8 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of December 31, 2019, and projected cash needs for 2020, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2020 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation and the delivery of this performance obligation is transferred at a point in time. The Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company does sell a subscription based service which is based on the recurring shipment of products and billed as if the Company were receiving recurring revenues and orders each month, therefore, the Company records these upon shipment to the customer.

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire portfolio population.

The Company began testing trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trail period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue.

The Company offers a suite of software to customers as a monthly subscription based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, the Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount. As of December 31, 2019 and 2018, the Company has accrued contract liabilities of approximately $110,000 and $76,000, respectively which represent obligation on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

Customer discounts, returns and rebates on product revenues during the year ended December 31, 2019 and 2018 approximated $1,292,000 and $492,000, respectively. Customer discounts and allowances on software revenues during the year ended December 31, 2019 and 2018 approximated $240,000 and $56,000, respectively.

Basic and Diluted Earnings/Loss per Common Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. Warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

Common stock equivalents comprising shares underlying 44,022,523 options and warrants for the year ended December 31, 2019 have not been included in the loss per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 17,851,591 options and warrants for the year ended December 31, 2018 have not been included in the loss per share calculation as the effects are anti-dilutive.

Income Taxes

The Company files corporate federal and state tax returns, while CVLB PR and LegalSimpli file tax returns in Puerto Rica, which was formed as a limited liability company, files a separate tax return with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (ASC) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to taxing authorities.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
(ii)	inadequate segregation of duties consistent with control objectives;
(iii)	insufficient written policies and procedures for accounting and financial reporting with respects to the requirements and application of both US GAAP and SEC Guidelines;
(iv)	inadequate security and restricted access to computer systems including a disaster recovery plan;
(v)	lack of formal written policy for the approval, identification and authorization of related party transactions; and
(vi)	no written whistleblower policy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors, executive officer and certain significant employees and their ages, positions and biographical information as of December 31, 2019.

Name	Age	Position
Justin Schreiber	37	President, Chief Executive Officer and Director, Chairman
Juan Manuel Piñeiro Dagnery	31	Chief Financial Officer
Robert Kalkstein	38	Former Chief Financial Officer
Stefan Galluppi	33	Chief Operating Officer, Chief Technology Officer and Director
Sean Fitzpatrick	37	President, LegalSimpli Software
Nicholas Alvarez	27	Chief Acquisition Officer
John R. Strawn, Jr.	59	Director
Anthony G. Bruzzese, M.D.	65	Director
Michael Borenstein, M.D.	50	Director
Happy Walters	50	Director
Bertrand Velge	58	Director
Dr. Joseph V. DiTrolio, M.D.	69	Director

Our board of directors consists of eight members: Anthony G. Bruzzese, M.D., John R. Strawn, Jr, Dr. Joseph DiTrolio, M.D, Stefan Galluppi, Justin Schreiber, Happy Walters, Bertrand Velge, and Michael Borenstein, M.D. The directors will serve until our next annual meeting and until their successors are duly elected and qualified.

Executive Officers

Justin Schreiber – President, Chief Executive Officer and Chairman

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

Juan Manuel Piñeiro Dagnery – Chief Financial Officer

On February 11, 2019, in connection with the resignation of Mr. Kalkstein, the Board appointed Mr. Juan Manuel Piñeiro Dagnery, the former Controller of the Company, as Chief Financial Officer, effective March 31, 2019. Mr. Dagnery carries extensive experience within various industries ranging from finance, wealth management and investment banking to direct-marketing and analytics for public companies. He combines over 8 years of experience in financial and operations management with prior roles as an equity analyst at UBS Financial Services of Puerto Rico from 2010 to 2013, director at One Equity Research LLC from 2014 to 2016 and controller at Conversion Labs, Inc. since July 2016. He received a Bachelor of Business Administration in Finance at Inter American University of Puerto Rico in 2012.

Stefan Galluppi – Chief Operating Officer, Chief Technology Officer and Director

Stefan Galluppi was the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne. Stefan Galluppi is the Chief Executive Officer of Immudyne PR and the Chief Operating Officer of Immudyne. Mr. Galluppi resigned as a Director of Immudyne, Inc. in February 2018 upon the sale of the legacy beta glucan business but was re-appointed after the resignation of Mr. Aldridge on May 31, 2018. Mr. Galluppi combines over 10 years of experience in building technology platforms for direct to consumer marketing campaigns. Previously, he served as the CTO of Runaway Products, a DRTV driven marketing firm with a core focus on building and optimizing systems to scale campaigns for maximum efficiency and profitability.

Sean Fitzpatrick – President of LegalSimpli Software

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

Nicholas Alvarez – Chief Acquisition Officer

On January 20, 2020, Mr. Alvarez was appointed as Chief Acquisition Officer. Mr. Alvarez, age 27, is an accomplished executive in the digital marketing space. He is responsible for overseeing the Company’s customer acquisition efforts including media buying and advertising strategy across all brands, excluding PDFSimpli. Prior to his work for the Company, he worked at agencies Cheviot Capital and Internet Brands, managing over $100 million in paid media budgets. From 2015-2016 he was a digital marketing specialist for Internet Brands and worked on sites such as Lawyers.com, Carsdirect.com, among others. From 2016-2018 he worked as a Head Media Buyer at Cheviot Capital, and from 2018 to the present has served as Head of Customer Acquisition at Conversion Labs. He has an undergraduate degree from Loyola Marymount University.

Directors

The following noteworthy experience, qualifications, attributes and skills for each Board member, led to our conclusion that the person should serve as a director in light of our business and structure:

John R. Strawn, Jr – Director

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

Happy Walters – Director

On June 10, 2019, Mr. Walters was appointed to the Board of Directors. Mr. Walters has produced more than 20 films and television productions, most recently the hit film, “We’re the Millers”, documentaries “One in a Billion”, Grammy-nominated “I’ll Sleep When I’m Dead”, and the “Back of the Shop” TV Series for Fox Sports. He has supervised and created soundtracks for more than 80 films, including Immortals, The Fighter, Bridesmaids, The Big Lebowski, Limitless, Oh Brother Where Art Thou, Dear John, Spawn, There’s Something About Mary, Scream, American Pie, The Nutty Professor and Blade II. Walters is the CEO of Catalyst Sports & Media, which he founded in 2015 as a sports representation and e-sports development company. Prior to that, he served as the founder, President and CEO of Relativity Sports, which he grew, through acquisitions and aggressive recruiting, into the second largest sports agency in the world (Forbes). While at Relativity Sports, Walters, a certified NBA and NFL player agent, represented an extensive roster of professional basketball and football athletes, both in contract negotiations, and marketing deals. Happy also served as Relativity Media’s Co-President, overseeing certain areas of the company’s day-to-day operations in such diverse business divisions as Music, Fashion and Digital Technology. Mr. Walters began his twenty year career in the entertainment and media business by launching a music management and record label in the mid 1990’s. His record-label, Immortal Records, launched and developed the careers of such seminal artists as Korn, Incubus, and Thirty Seconds to Mars.

Bertrand Velge – Director

On June 10, 2019, Mr. Velge was appointed to the Board of Directors. Mr. Velge is the Managing Director of Graftyset, Ltd., a privately held company based in the United Kingdom. Mr. Velge is also a member of the Board of Directors of Quantum Computing Inc. a public company. Graftyset is a wholesale distributor of wine, beer and other alcoholic and non-alcoholic beverage, based in Sidcup, Kent (UK). Mr. Velge has served as Managing Director since the company was incorporated in 2003 under the name of Otterden Vintners, Ltd. Mr. Velge also served as Director for Aliunde Ltd. since 2005. Mr. Velge has over twenty years of experience in multi-disciplinary venture investing and was managing director and co-founder of a fund that trades equities in Europe, Asia and the US focusing on IPOs. He speaks English, Flemish and French, and is a graduate of the Universite Catholique de Louvain.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis.

Code of Ethics

The Company does not currently maintain a Code of Ethics but plans to adopt one in the near future.

Board Composition and Director Independence

Our board of directors consists of four members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Dr. Bruzzese, Dr. DiTrolio, Mr. Walters, Mr. Velge and Mr. Strawn are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

At the present time, the board of directors has not established an audit, a compensation or a nominating and corporate governance committee. The functions of those committees are being undertaken by the board of directors as a whole. In addition, none of the Company’s directors is an “audit committee financial expert”. It is the board of directors’ desire and intent to establish such committees as soon as practicable.

The Company does not have a policy regarding the consideration of any director candidates which may be recommended by the Company’s stockholders.

Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2019 and 2018 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark McLaughlin Former	2019	-	-	-		-	-	-	-		-
President, Former Chief Executive Officer and Former Director (2)	2018	24,267	-	-		-	-	-	-		24,267
Justin Schreiber President,	2019	-	-	824,000	(11)	-	-	-	52,000	(9)	876,000
Chief Executive Officer, and Director (3)	2018	-	-	460,000		-	-	-	-		460,000
Stefan Galluppi Chief Operating Officer,	2019	111,000	-	450,000	(11)	-	-	-	-		561,000
Chief Technology Officer and Director (4)	2018	72,000	-	-		-	-	-	-		72,000
Juan Manuel	2019	84,000	-	-		73,415	-	-	-		157,415
Piñerio Dagnery (5)	2018	-	-	-		-	-	-	-		-
Robert Kalkstein Former	2019	22,500	-	-		37,108	-	-	-		59,608
Chief Financial Officer (6)	2018	-	-	-		-	-	-	90,000		90,000
Sean Fitzpatrick President of LegalSimpli,	2019	119,265	-	-		571,875	-	-	-		691,140
Former Chief Acquisition Officer (7)	2018	72,000	-	260,416		-	-	-	29,750		290,166
Nick Alvarez	2019	84,000	-	-		104,571	-	-	38,196	(10)	226,767
Chief Acquisition Officer (8)	2018	49,125	-	-		-	-	-	-		49,125

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

(2)	Mr. McLaughlin resigned as President, Chief Executive Officer and as a member of the Board of Directors on February 2, 2018.

(3)	Mr. Schreiber was appointed a member of the Board on June 24, 2017. Mr. Schreiber became the Company’s President and Chief Executive Officer on February 2, 2018. The Company entered into a 2-year agreement with Mr. Schreiber to perform services as our Chief Executive Officer and, as compensation for his role as Chief Executive Officer, will receive 2,000,000 shares, valued at $460,000, of restricted stock whereby 1,000,000 shares will vest equally on March 20, 2018 and January 1, 2019. Mr. Schreiber will not receive cash compensation for serving as our Chief Executive Officer. On April 25, 2019, Mr. Schreiber received 2,500,000 shares of the Company’s restricted common stock as consideration for selling his remaining membership interest in CVLB PR to the Company, for $450,000.

(4)	Mr. Galluppi was appointed as a member of the Board effective June 24, 2017. Mr. Galluppi was paid $9,250 and $6,000 per month for twelve months in 2019 and 2018, respectively. Mr. Galluppi resigned as a Director of Immudyne, Inc. in February 2018 upon the sale of the legacy beta glucan business, but was reappointed in May 2018. On April 25, 2019, Mr. Galluppi received 2,500,000 shares of the Company’s restricted common stock as consideration for selling his remaining membership interest in CVLB PR to the Company, for $450,000.

(5)	Mr. Piñerio became the Company’s Chief Financial Officer on March 31, 2019, in connection with the resignation of Mr. Kalkstein. As compensation for his role as Chief Financial Officer, Mr. Piñerio will receive $78,000 per annum. In addition, Mr., Piñerio received options to purchase 500,000 shares of common stock, valued at $73,415. The options vest at 166,667 on April 1, 2020, April 1, 2021 and April 1, 2021.

(6)	On October 2, 2017, Robert Kalkstein was appointed as the Chief Financial Officer of the Company. Mr. Kalkstein entered into a consulting agreement with the Company, which provides, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement. On February 9, 2019, Mr. Kalkstein, tendered his resignation to the Board, effective March 31, 2019.

(7)	On October 25, 2018, Sean Fitzpatrick was appointed as the Chief Acquisition Officer of the company. Pursuant to the Fitzpatrick Employment Agreement, by and between the Company, Conversion Labs PR and Mr. Fitzpatrick, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000.00 subject to the terms of the Amended Operating Agreement (the “Equity Interest”). In addition, Mr. Fitzpatrick received a ten-year option to purchase 5,000,000 shares common stock at a price of $0.30 per share, which vest according to the following terms (1) 2,500,000 option shares shall vest in forty-eight (48) equal monthly installments until all 2,500,000 option shares have vested upon the four-year anniversary of this Agreement, (2) 500,000 option shares shall vest upon the Company achieving at least $20,000,000 in annual revenue, (3) 500,000 option shares shall vest upon the Company achieving at least $30,000,000 in annual revenue, (4) 500,000 option shares shall vest upon the Company achieving at least $40,000,000 in annual revenue, (5) 500,000 option shares shall vest upon the Company achieving at least $50,000,000 in annual revenue, (6) 500,000 option shares shall vest upon the Company achieving at least $75,000,000 in annual revenue. On January 20, 2020, Mr. Fitzpatrick transitioned from the Company’s Chief Acquisition Officer to the role of President of LegalSimpli Software, LLC, a majority owned subsidiary of the Company.

(8)	On January 20, 2020, in connection with the transition of Mr. Fitzpatrick, Mr. Alvarez was appointed Chief Acquisition Officer. Mr. Alvarez will continue to operate under his July 26, 2018, employment agreement. As compensation for his role as Chief Acquisition Officer, Mr. Alvarez, under the will receive $120,000 per annum. In addition, Mr. Alvarez received options to purchase 600,000 shares of common stock, valued at $137,250. The options vest at a rate of 200,000 options at each or the seven month anniversary, sixteen month anniversary and twenty-five month anniversary of Mr. Alvarez’s July 26, 2018, employment agreement.

(9)	Represents cash payments Mr. Schreiber receives for rent from the Company for the CVLB PR offices paid at a range of $4,000 to $5,000 per month.

(10)	Represents payments made by the Company for Mr. Alvarez’s residence paid at $3,183 per month.

Employment Agreements

McLaughlin Employment Agreement

On October 12, 2012, we entered into a five-year employment agreement with Mr. McLaughlin, our former President and Chief Executive Officer, under which he was to be compensated at $145,600 per annum.

On February 8, 2018, Mr. McLaughlin resigned from all of his positions with the Company and his employment agreement was null and void effectively immediately.

Fitzpatrick Employment Agreement

On July 23, 2018, we entered into an employment agreement with Sean Fitzpatrick. Pursuant to the employment agreement, Mr. Fitzpatrick will receive an annual base salary of Seventy-Two Thousand Dollars ($72,000) (the “Base Salary”). Mr. Fitzpatrick will receive from Conversion Labs PR a preferred equity interest issued by Conversion Labs PR which is equal to the lesser of 100% of the Qualifying Cash (as defined in the Amended Operating Agreement) available for distribution during any month and $6,000 subject to the terms of the Amended Operating Agreement (the “Equity Interest”). In addition, Mr. Fitzpatrick received a ten-year option to purchase 5,000,000 shares common stock at a price of $0.30 per share, which vest according to the following terms (1) 2,500,000 option shares shall vest in forty-eight (48) equal monthly installments until all 2,500,000 option shares have vested upon the four-year anniversary of this Agreement, (2) 500,000 option shares shall vest upon the Company achieving at least $20,000,000 in annual revenue, (3) 500,000 option shares shall vest upon the Company achieving at least $30,000,000 in annual revenue, (4) 500,000 option shares shall vest upon the Company achieving at least $40,000,000 in annual revenue, (5) 500,000 option shares shall vest upon the Company achieving at least $50,000,000 in annual revenue, (6) 500,000 option shares shall vest upon the Company achieving at least $75,000,000 in annual revenue.

On January 20, 2020, our Board of Directors approved the transition of Mr. Sean Fitzpatrick from the role of the Company’s Chief Acquisition Officer, to the role of President of LegalSimpli (the “CAO Transition”). Mr. Fitzpatrick has previously served as President of LegalSimpli prior to his appointment as Chief Acquisition Officer of the Company. Mr. Fitzpatrick’s transition was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Fitzpatrick’s transition, the Company agreed to amend his employment agreement from July 23, 2018 to: (i) reflect that Mr. Fitzpatrick will serve as an employee of LegalSimpli and will no longer serve as Chief Acquisition Officer of the Company; (ii) decrease the number of options to purchase the Company’s common stock previously granted to Mr. Fitzpatrick (the “Fitzpatrick Options”) from 5,000,000 to 2,500,000, 650,000 of which have vested as of the effective date; (iii) amend the vesting schedule for the remaining 1,850,000 Fitzpatrick Options to include four performance metrics that, if met, each trigger the vesting of 462,500 Fitzpatrick Options.

Piñerio Employment Agreement

On March 15, 2019 the Company and Mr. Piñerio entered into an employment agreement (the “Piñerio Employment Agreement”) whereby Mr. Piñerio shall earn a salary of $78,000 per annum (the “Piñerio Salary”). In addition to the. Piñerio Salary, he shall be eligible for an annual discretionary bonus of up to 100% of the Piñerio Salary and subject to approval of the Board, the Company shall issue to Mr. Piñerio options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.23 (the “Options”). The Piñerio Employment Agreement may be terminated without notice by either party at any time for any reason.

Consulting Agreement

On October 2, 2017, we entered into a consulting agreement with our Chief Financial Officer, Robert Kalkstein, which provided, among other things, for a fee of $2,750 per month through December 2017, $5,000 per month between January 2018 and March 2018 and $7,500 per month between April 2018 and September 2018. Additionally, Mr. Kalkstein was granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share, subject to the approval of the board of directors of the Company and certain vesting requirements set forth in the consulting agreement.

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

Outstanding Equity Awards as of December 31, 2019

The following sets forth information concerning the outstanding equity awards held by our Named Executive Officers as of December 31, 2019.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expirat- ion	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		(#)	Date	(#)	($)	(#)	($)
Justin Schreiber	1,000,000	-	-		$0.20	5/30/2022	-	-	-	-
Stefan Galluppi	-	-	-		-	-	-	-	-	-
Juan Manuel Piñerio Dagnery	-	500,000	500,000	(1)	$0.23	3/12/2029	-	-	-	-
Sean Fitzpatrick	-	-	-		-	-	-	-	-	-

(1)	Options vest on the first, second and third anniversary of Mr. Dagnery’s grant date at 166,667 shares each on April 1, 2020, April 1, 2021 and April 1, 2022.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony G. Bruzzese, M.D.	-	-	-	-	-	-	-
John R. Strawn, Jr.	-	-	-	-	-	-	-
Happy Walters	-	-	-	-	-	-	-
Bertrand Velge	-	-	-	-	-	-	-

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our financial statements contained herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of March 25, 2020 (the “Determination Date”), regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 54,142,940 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the address of each of the shareholders listed below is: c/o Conversion Labs, Inc., 1460 Broadway, New York, NY 10036.

Security Ownership of 5% or greater Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Mark McLaughlin(3)	4,299,960	7.94%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Justin Schreiber(2)	9,539,099	17.62%
Stefan Galluppi(4)	3,650,000	6.74%
Anthony G. Bruzzese, M.D.(5)	1,300,133	2.40%
John R. Strawn(6)	1,902,333	3.51%
Bertrand Velge (7)	1,086,957	2.01%
Joseph DiTrolio, M.D.(8)	287,500	<1.00%
Michael Borenstein, M.D.(9)	426,086	<1.00%
Juan Manuel Piñerio Dagnery (10)	325,000	<1.00%
Happy Walters	-	-%
Directors & Executive Officers as a Group (9 persons)	18,517,108	34.20%

Notes:

(1)	Percentage of ownership is based on 54,142,940 shares of our common stock outstanding as of March 25, 2020.

(2)	Consists of (i) 8,629,493 common shares held by JOJ Holdings, LLC, (ii) warrants to purchase 659,606 ordinary shares issuable upon exercise of outstanding warrants at a price of $0.40 per share held by JOJ Holdings, LLC, and (iii) 250,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share. Mr. Schreiber has sole voting and dispositive power over all shares and warrants held of record by JOJ Holdings, LLC.

(3)	Consists of (i) 9,960 common shares held, (ii) 2,000,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, (iii) 1,000,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share, (iv) 250,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share, and (v) 1,040,000 shares held of record by McLaughlin International, Inc. Mr. McLaughlin has sole voting and dispositive power over all shares and warrants held of record by McLaughlin International, Inc.

(4)	Consists of 3,650,000 shares held by American Nutra Tech, LLC, a company that Mr. Galluppi has sole voting and dispositive power.

(5)	Consists of (i) 640,133 common shares, (ii) 560,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, and (iii) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share.

(6)	Consists of (i) 2,333 common shares held by John Strawn, Jr., (ii) 300,000 common shares held by Strawn Pickens LLP over which Mr. Strawn has shared voting and dispositive power, (iii) 1,000,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, (iv) 500,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share, and (v) 100,000 ordinary shares issuable upon exercise of outstanding options at a price $0.35.

(7)	Consists of 1,086,957 common shares held.

(8)	Consists of (i) 62,500 common shares, (ii) 100,000 of ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share, and (iii) 125,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share.

(9)	Consists of (i) 217,390 common shares held by Pilaris Laboratories, LLC, (ii) 108,696 ordinary shares issuable upon exercise of outstanding warrants at a price of $0.40 per share held by Pilaris Laboratories, LLC, and (iii) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.35 per share. Mr. Bornstein is the holder of a 50% equity interest in Pilaris Laboratories, LLC.

(10)	Consists of (i) 200,000 common shares, (ii) 50,000 of ordinary shares issuable upon exercise of outstanding options at a price of $0.20 per share, and (iii) 75,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.40 per share.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

We do not have any equity compensation plans approved by shareholders as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
JLS Ventures, LLC	Common Ownership
JOJ Holdings, LLC	Common Ownership
Justin Schreiber	Chief Executive Officer
BV Global Fulfillment	Party Related to Chief Executive Officer
Mark Mclaughlin	Former President, Chief Executive Officer
John R. Strawn	Director

	December 31, 2019	December 31, 2018
JLS Ventures, LLC – Credit Card Processing Services	$374,000	$172,500
Justin Schreiber – Rent Expense	$52,000	$48,000
Justin Schreiber – Loan	$-	$100,000
BV Global Fulfillment – Warehouse Expense	$1,085,114	$97,477
BV Global Fulfillment – Accounts Payable	$53,026	$39,171

Chief Executive Officer

CVLB PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS ventures for rent on CVLB PR’s Puerto Rico office space amounted to $52,000 and $48,000 for the year ended December 31, 2019 and 2018, respectively.

On April 1, 2016, the Company entered into two services agreements with each of JLS, an entity wholly owned and operated by Justin Schreiber, our President and Chief Executive Officer, and American Nutra Tech, an entity wholly owned and operated by Stefan Galluppi, Chief Executive Officer of Conversion Labs PR. Under the terms of these Service Agreements each of JLS and American NutraTech are required to provide certain operational management services and other business counsel to the Company and Conversion Labs PR. As consideration for these services, the Company issued each of JLS and American NutraTech 1,000,000 restricted shares of its common stock, which issuance may be rescinded in the event Conversion Labs PR did not distribute at least $500,000 to the Company by December 31, 2016. Conversion Labs PR did not make such distribution by December 31, 2016 and as such the Company held a rescission right with respect to the restricted shares issued to each of JLS and American Nutra Tech. With respect to JLS the Company agreed to permit JLS to retain the shares so long as the required distribution was achieved by December 31, 2017. These agreements were terminated when we repurchased 100% of the ownership interests in Conversion Labs PR, LLC.

In July 2017, the Company and JLS Ventures entered into a separate three year incentivized second amendment to Service Agreement effective July 1, 2017. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. In addition, the Company issued performance-based options that vest, in intervals, upon receipt by Conversion Labs, Inc. of cash from Conversion Labs PR within three years from the effective date of the agreement. Upon receipt of $4,000,000 of cash the Company will issue a ten-year option to buy 1,500,000 shares at $0.25. Upon receipt of an additional $1,000,000, the Company will issue an additional ten-year option to buy 1,500,000 shares at $0.25. Upon receipt of each additional $1,000,000, up to a total of $7,000,000, the Company will issue an additional ten-year option to buy 1,500,000 shares at $0.35. This agreement was terminated when we repurchased 100% of the ownership interests in Conversion Labs PR, LLC.

On November 20, 2017, the Company entered into a third amendment (the “Amendment”) to its services agreement with JLS Ventures, LLC (“JLS”), dated April 1, 2016, as amended by the first amendment on December 31, 2016 and the second amendment on July 1, 2017 (the “Services Agreement”). The Amendment extended the term of the Services Agreement for an additional two years (until November 20, 2019). This agreement was terminated when we repurchased 100% of the ownership interests in Conversion Labs PR, LLC.

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

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s current Chief Executive Officer to warehouse a majority of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 per month and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. These shipping costs and services amounted to $1,085,114 and $97,477 for the years ended December 31, 2019 and 2018, respectively, for these services. As of December 31, 2019 and 2018, the Company owed BV Global Fulfillment $53,026 and $39,171, respectively which are included in accounts payable and accrued liabilities on the accompany consolidated balance sheets.

Justin Schreiber, our President and CEO, provided a $100,000 loan to the Company in December of 2018 for a one-time interest payment of $6,000. The balance of the loan was $0 and $100,000 at December 31, 2019 and 2018, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

Effective April 10, 2018, we dismissed Rosenberg Rich Baker Berman & Company (“RRBB”) as the Company’s independent registered public accounting firm, effective as of such date. On April 5, 2018, we engaged BF Borgers CPA PC (“BF”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018. The following table sets forth the fees billed to the Company for professional services rendered by RRBB and BF, respectively, for each of the years ended December 31, 2019 and 2018:

	BF		RRBB
Services	2019	2018	2019	2018
Audit Fees (1)	$92,000	$87,000	$-	$3,500
Audit-related Fees	-	-	-	-
Tax Fees (2)	1,400	1,400	-	-
All Other Fees (3)	-	5,400	-	-
Total Fees	$93,400	$93,800	$-	$3,500

(1)	“Audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)	“Tax fees” are fees billed, or to be billed, by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

(3)	“All Other Fees” are fees billed for administrative services of our auditor’s firm.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective June 15, 2018.	S-1	3.5	6/27/2018
3.2	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective January 21, 2020.	8-K	3.1	1/24/2020
3.3	Bylaws of Immudyne, Inc. effective April 9, 2018.	8-K	3.1	4/10/2018
4.1	Form of Convertible Note.	8-K	4.1	8/19/2019
4.2	Form of Warrant.	8-K	4.2	8/19/2019
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018.	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Juan Manuel Piñero Dagnery, dated April 1, 2019.	8-K	10.2	3/20/2019
10.3#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019.	10-Q	10.10	8/14/2019
10.4	Form of Securities Purchase Agreement.	8-K	10.1	8/19/2019
10.5	Form of Lock-Up Agreement.	8-K	10.2	8/19/2019
10.6	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC.	8-K	10.1	5/13/2019
10.7	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC.	8-K	10.2	5/13/2019
10.8	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019.	8-K	10.1	7/31/2019
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR.	8-K	10.2	7/31/2019
10.10	Operating Agreement of Conversion Labs RX, LLC.	8-K	10.1	6/7/2019
10.11	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds).	8-K	10.4	6/7/2019
10.12	Amendment to Kalkstein Consulting Agreement.	8-K	10.1	3/20/2019
10.13	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC.	8-K	10.2	6/7/2019
10.14	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters.	8-K	10.3	6/7/2019
10.15	Amendment to Kalkstein Consulting Agreement, by and between Conversion Labs, Inc. and Robert Kalkstein	8-K	10.1	3/20/2019
10.16	Fitzpatrick Amendment by and between Conversion Labs, Inc. and Sean Fitzpatrick	8-K	10.1	1/24/2020
10.17	Employment Agreement by and between Conversion Labs, Inc., and Nicholas Alvarez	8-K	10.2	1/24/2020
21.1*	List of Subsidiaries.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer
Date: March 30, 2020

By:	/s/ Juan Manuel Pinero Dagney
Juan Manuel Pinero Dagney
Chief Financial Officer
Date: March 30, 2020

By:	/s/ Stefan Galluppi
Stefan Galluppi
Chief Operating Officer and Chief Technology Officer
Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer and Director
Date: March 30, 2020

By:	/s/ Stefan Galluppi
Stefan Galluppi
Chief Operating Officer and Chief Technology Officer
Date: March 30, 2020

By:	/s/ John R. Strawn, Jr.
John R. Strawn, Jr.
Director
Date: March 30, 2020

By:	/s/ Anthony G. Bruzzese
Anthony Bruzzese, M.D.
Director
Date: March 30, 2020

By:	/s/ Michael Bornstein
Michael Bornstein, M.D.
Director
Date: March 30, 2020

By:	/s/ Happy Walters
Happy Walters
Director
Date: March 30, 2020

By:	/s/ Bertrand Velge
Bertrand Velge
Director
Date: March 30, 2020

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director and Chief Medical Officer (U.S.)
Date: March 30, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONVERSION LABS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Conversion Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conversion Labs, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, CO

March 30, 2020

CONVERSION LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash	$1,106,624	$180,093
Accounts receivable, net	97,448	99,053
Product deposit	150,000	33,302
Inventory, net	950,059	1,022,616
Other current assets	442,971	270,006
Total Current Assets	$2,747,102	$1,605,070

Non-current assets
ROU Asset	23,625	-
Intangible assets, net	675,452	1,011,065
Total non-current assets	699,077	1,011,065

Total Assets	$3,446,179	$2,616,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,051,156	$868,997
Notes payable, net	814,734	247,416
Contract liabilities	109,552	75,984
Total Current Liabilities	3,975,442	1,192,397

Long-term Liabilities
Lease Liability	29,978	-
Contingent consideration on purchase of LegalSimpli	500,000	600,000
Liability to issue shares	-	-
Deferred tax liability	70,000	4,000
Total Liabilities	4,575,420	1,796,397

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,404,045 and 45,267,105 shares issued, 52,888,449 and 45,267,105 outstanding as of December 31, 2019 and 2018, respectively	534,037	457,822
Additional paid-in capital	15,236,396	12,744,249
Accumulated (deficit)	(16,594,917)	(12,140,670)
	(824,484)	1,061,401
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	(988,185)	897,700

Non-controlling interest	(141,056)	(77,962)

Total Stockholders’ (Deficit)	(1,129,241)	819,738

Total Liabilities and Stockholders’ (Deficit)	$3,446,179	$2,616,135

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Product revenues, net	$9,919,506	$8,044,416
Software revenues, net	2,539,129	277,713
Service revenues, net	9,943	2,000
Total revenues, net	12,468,578	8,324,129

Cost of product revenue	2,643,281	1,974,781
Cost of software revenue	627,315	21,441
Cost of revenues	3,270,596	1,996,222

Gross Profit	9,197,982	6,327,907

Operating expenses
Selling & marketing expenses	8,170,929	5,079,091
General and administrative expenses	2,398,751	2,288,580
Other operating expenses	724,270	516,979
Customer service expenses	570,763	378,856
Development Costs	222,877	120,541
Total operating expenses	12,087,590	8,384,047

Operating Loss	(2,889,608)	(2,056,140)

Interest (expense), net	(761,150)	(354,388)

Loss from continuing operations before provision for income taxes	(3,650,758)	(2,410,528)

Income taxes (Benefit)	(122,500)	(124,700)

Income from discontinued operations, including gain on sale, net of income taxes	-	925,738

Net Income (Loss)	(3,528,258)	(1,360,090)

Net (loss) income attributable to noncontrolling interests	(391,055)	(119,262)

Net Income (loss) attributable to Conversion Labs, Inc.	(3,137,203)	(1,240,828)

Basic loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.07)	$(0.05)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	0.02
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.07)	(0.05)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operation	-	$0.02

Weighted Average number of common shares outstanding
Basic	49,488,725.25	44,187,375.00
Diluted	49,488,725.25	44,187,375.00

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2017	44,493,459	$444,930	$11,500,537	$(10,899,841)	$(163,701)	$881,923	$(259,084)	$622,839

Issuance of restricted stock units for services	1,750,000	17,500	394,000	-	-	411,500	-	411,500
Stock repurchase from shareholder	-	-	-	-	(460,000)	(460,000)	-	(460,000)
Retirement of common stock	(2,000,000)	(20,000)	(440,000)	-	460,000	-	-	-
Conversion of non-controlling interest equity for shares and warrants	-	-	-	-	-	-	-	-
Warrants Issued in relation to debt offering	-	-	533,691	-	-	533,691	-	533,691
Exercise of stock options	40,800	408	3,672	-	-	4,080	-	4,080
Conversion of Notes Payable	1,498,442	14,984	329,657	-	-	344,641	-	344,641
Stock compensation	-	-	273,571	-	-	273,571	-	273,571
Warrant Revaluation	-	-	128,375	-	-	128,375	-	128,375
Noncontrolling interest in acquisition of subsidiary	-	-	-	-	-	-	144,118	144,118
Issuance of warrants	-	-	20,746	-	-	20,746	-	20,746
Investment in subsidiary by noncontrolling interest, net of distributions	-	-	-	-	-	-	156,266	156,266

Net (loss)	-	-	-	(1,240,827)	-	(1,240,827)	(119,262)	(1,360,089)
Balance at December 31, 2018	45,782,701	$457,822	$12,744,249	$(12,140,668)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	723,215			733,215		733,215
Warrants issued in conjunction with stock			20,825			20,825		20,825
Warrants issued in conjunction with debt			569,146			569,146		569,146
Shares purchased	1,521,344	15,215	313,961			329,176		329,176
Distributions to non-controlling interest						-	(89,085)	(89,085)
Agreement to issue shares for non-controlling interest in CVLB PR	5,000,000	50,000	850,000	(1,317,046)		(417,046)	417,046	-
Net (loss)				(3,137,203)		(3,137,203)	(391,055)	(3,528,258)
Balance at December 31, 2019	53,404,045	$534,037	$15,236,396	$(16,594,917)	$(163,701)	$(988,187)	$(141,056)	$(1,129,243)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,528,258)	$(1,360,090)
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities
Amortization of debt discount	622,256	315,828
Amortization of intangibles	335,613	195,775
Operating Lease Payments	6,353	-
(Gain) loss on discontinued operations and disposal	-	(594,752)
Stock issued for services	16,000	411,500
Stock compensation expense	733,215	273,570
Warrant revaluation		128,375
Issuance of warrants for services		20,747
Changes in Assets and Liabilities		-
Trade accounts receivable	1,605	29,137
Product deposit	(116,695)	(16,802)
Inventory	72,557	(341,358)
Other current assets	(172,965)	(270,006)
Deferred revenue	33,568	45,905
Deferred tax liability	66,000	4,000
Accounts payable and accrued expenses	2,182,159	293,150
Net cash provided by (used in) operating activities of continuing operations	251,408	(865,021)
Net cash used in operating activities of discontinued operations	-	(40,498)
Net cash provided by operating activities	251,408	(905,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to seller for contingent consideration	(100,000)	-
Purchase of subsidiary, net of cash received	-	(148,555)
Purchase of intangible assets licenses	-	(100,000)
Proceeds from sale of legacy business	-	390,000
Net cash (used in) provided by investing activities	(100,000)	141,445

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(89,085)	-
Investment in subsidiary by noncontrolling interest, net	-	156,266
Proceeds from convertible notes payable	1,093,279	550,000
Repayment of notes payable	(295,000)	(232,559)
Exercise of stock options	-	4,080
Purchase of shares and warrants	349,999	-
Debt issuance costs	(284,070)	-
Proceeds from notes payable	-	325,000
Net cash provided by (used in) financing activities	$775,123	$802,787

Net increase in cash	926,531	38,713

Cash at beginning of the period	180,093	141,379

Cash at end of the period	$1,106,624	$180,092

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$80,660	$-
Issuance of company stock for investment in subsidiary	$900,000	$-
Conversion of liability as consideration on sale of legacy business	$-	$150,000
Warrants issued in relation to debt	$569,147	$533,691
Conversion of notes payable	$-	$344,641
Stock repurchase from shareholder and retirement of stock	$-	$460,000
Purchase of asset license accrued	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversion Labs, Inc., was formed in the State of Delaware on May 24, 1994, under its prior name, Immudyne, Inc. The Company changed its name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. On April 1, 2016, with respect to a limited liability company operating agreement with joint venture partners for its skincare products under the legal name Immudyne PR LLC (“Immudyne PR”), such original operating agreement of Immudyne PR was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%.

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC, a provider of a SaaS-based PDF conversion service with SEO and SEM expertise.

In June 2019, a joint venture with GoGoMeds.com was formed through the Company’s majority-owned subsidiary CVLB Rx, allowing it to market branded and generic prescription drugs that are then sold and shipped (via GoGoMeds) online directly to consumers in all 50 states and the District of Columbia.

The Company is a direct response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality OTC products and prescription medications. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. Direct-to-consumer telemedicine companies, like the Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications bundled with over-the counter wellness products.

Unless otherwise indicated, the “Company” refers to Conversion Labs, Inc. (formerly known as Immudyne, Inc.) and its majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”), Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”), Conversion Labs Media, LLC (“CVLB Media”), a Puerto Rico limited liability company, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sales volume and the continued financial support from officers and directors, obtaining funding from third-party sources or the issuance of additional shares of common stock.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company has an accumulated deficit approximating $16.8 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of December 31, 2019, and projected cash needs for 2020, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2020 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, CVLB PR and variable interest entities (VIE’s) in which the Company has been determined to be the primary beneficiary. The non-controlling interest in LegalSimpli LLC represents the 49% equity interest held by other members of the subsidiary. All significant consolidated transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the valuation of inventory and stockholders’ equity-based transactions. Actual results could differ from those estimates.

Inventory

At December 31, 2019 and December 31, 2018, inventory consisted primarily of cosmetic and nutraceutical additives, and finished cosmetic products. Inventory is maintained in the Company’s third-party warehouse, which is owned by a related party, in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. At December 31, 2019 and December 31, 2018, the Company recorded an inventory reserve in the amount of $12,500 and $12,500, respectively. Inventory consists of the following:

	December 31, 2019	December 31, 2018
Raw materials	$37,542	$-
Finished products	912,517	1,022,616
Total net inventory	$950,059	$1,022,616

Product Deposit

Due to our cash situation and the Company’s credit, many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically ranging from 10% to 33% of the total purchased amount. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount on file with the vendors. The Company capitalizes these product deposits until the inventory is received. As of December 31, 2019 and 2018, the Company has $150,000 and $33,302, respectively of products deposit with multiple vendors for the purchase of raw materials or finished for products we sell online. As of December 31, 2019 and 2018, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory.

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

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (asset group). If the sum of the projected undiscounted cash flows (excluding interest charges) of an asset group is less than its carrying value and the fair value of an asset group is also less than its carrying value, the assets will be written down by the amount by which the carrying value of the asset group exceeded its fair value. However, the carrying amount of a finite-lived intangible asset can never be written down below its fair value. Any loss would be recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2019 and 2018.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation and the delivery of this performance obligation is transferred at a point in time. The Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company does sell a subscription based service which is based on the recurring shipment of products and billed as if the Company were receiving recurring revenues and orders each month, therefore, the Company records these upon shipment to the customer.

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire portfolio population.

The Company began testing trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trail period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue.

The Company offers a suite of software to customers as a monthly subscription based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, The Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount. As of December 31, 2019 and 2018, the Company has accrued contract liabilities of approximately $110,000 and $76,000, respectively which represent obligation on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

Customer discounts, returns and rebates on product revenues during the year ended December 31, 2019 and 2018 approximated $1,292,000 and $492,000, respectively. Customer discounts and allowances on software revenues during the year ended December 31, 2019 and 2018 approximated $240,000 and $56,000, respectively.

During the year-ended December 31, 2019 and 2018, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2019	%	2018	%
Product revenues by Brand for CVLB PR:
Shapiro MD	$9,019,956	72	$7,940,891	95
Innate	49,258	-	1,200	-
iNR Wellness	738,965	6	101,602	1
Scarology	51,131	-	723	-
Rex MD	60,197	-	-	-
Total product revenue for CVLB PR	$9,919,506	80	$8,044,416	97

Software revenue for LegalSimpli	2,539,129	20	277,713	3

Services revenue for CVLB Media	9,943	-	2,000	-

Total net revenue	$12,468,578	100	$8,324,129	100

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019 and 2018, the accounts receivable reserve was approximately $0 and $0, respectively. As of December 31, 2019 and 2018, the reserve for sales returns and allowances was approximately $83,553 and $42,515, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations, as result the Company has made reclassifications to the prior year presentation in order to conform it to the current presentation.

Income Taxes

The Company files Corporate Federal and State tax returns, while CVLB PR and LegalSimpli file tax returns in Puerto Rico, which was formed as a limited liability company, files a separate tax return with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (ASC) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to taxing authorities.

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

Common stock equivalents comprising shares underlying 44,022,523 options and warrants for the year ended December 31, 2019 have not been included in the loss per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 17,851,591 options and warrants for the year ended December 31, 2018 have not been included in the loss per share calculation as the effects are anti-dilutive.

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

Concentrations of Risk

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of December 31, 2019, we utilized two (2) suppliers for finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the period ended December 31, 2019, we purchased 100% of our finished goods from two (2) manufacturers.

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

Operating results for the year ended December 31, 2018 for the yeast beta glucan manufacturing business are presented as discontinued operations on the accompanying statement of operations.

A breakdown of the discontinued operations is presented as follows:

Year Ended
December 31, 2018
Net sales	$363,613
Cost of sales	56,666
Gross profit	306,947
Operating expenses	125,960
Income from discontinued operations	180,987
Gain on sale	744,752
Net income from discontinued operations	$925,739

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

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2019 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationship asset	$1,006,840	$(531,388)
Indefinite lived intangible assets:
Purchased licenses	200,000	-
	$1,206,840	$(531,388)

As of December 31, 2018, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationship asset	$1,006,840	$(195,775)
Indefinite lived intangible assets:
Purchased licenses	200,000	-
	$1,206,840	$(195,775)

The aggregate amortization expense of the Company’s intangible assets for the years ending December 31, 2019 and 2018, was $335,613 and $195,775, respectively. Estimated amortization expense for 2019, 2020 and 2021 is approximately $336,000, $336,000, and $140,000, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible note of $450,000 issued in May of 2018. These notes have a maturity date of May 28, 2019 and accrue interest at a rate of 12% compounded annually. The conversion price for these notes is $0.23 per share of common stock, subject to adjustment. The borrowers have converted $344,642 of these notes including $9,922 of interest as of December 31, 2019 and 2018. While this note matured in May of 2019, the Company had yet to pay $187,308 to one investor as of December 31, 2019, subsequent to year-end, the Company signed an agreement to cure the default and pay the outstanding amount of the note.	$187,308	$215,280
Promissory note of $230,000 issued in October of 2018. This note has a maturity date of April 1, 2019 and bears no interest, but requires an additional $30,000 from the original $200,000 received. The Company has recorded $0 and $12,000 as accrued interest as of June 30, 2018 and December 31, 2018, respectively. This note was repaid on April 1, 2019.	-	200,000
Warrants to purchase up to 2,391,305 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $533,691 and was recorded as a debt discount to be amortized over the life of the note. For the six months ended June 30, 2019 and year ended December 31, 2018, amortization of debt discount was $217,864 and $315,828, respectively.	-	(217,864)
Related party promissory note of $106,000 issued in December of 2018. This note has a maturity date of March 1, 2019 and bears no interest, but requires an additional $6,000 from the original $100,000 received. The Company has recorded $9,000 as accrued interest as of March 31, 2018. This note was repaid prior to the maturity date.	-	50,000
The Company issued convertible notes of $1,291,000 in August of 2019 to three investors with an original issue discount of $215,250, as a result the Company received $1,076,250 for the issued promissory notes. These notes have a maturity date of August 15, 2020 and do not accrue interest. The conversion price for these notes is $0.23 per share of common stock, subject to quarterly adjustment based on the average trading price for the Company of the five previous days.	1,291,500	-
The Company issued convertible notes of $1,291,000 in August of 2019 to three investors at a 20% discount to the convertible note amount which resulted in a discount of $215,250. As of December 31, 2019, the Company amortized $81,382 of the debt issuance costs which is included in Interest expense on the accompanying statement of operations.	(133,867)
In conjunction with the convertible notes, the Company issued warrants to purchase up to 4,612,500 shares of common stock with an exercise price of $0.28 per share. The fair value of the warrants was determined to be $569,147. As of December 31, 2019, the Company amortized $215,184 of the debt issuance costs which is included in Interest expense on the accompanying statement of operations.	(353,963)
The Company paid debt issuance costs paid $284,070 in connection with the new note financing on August 15, 2019. As of December 31, 2019, the Company amortized $107,826 of the debt issuance costs which is included in Interest expense on the accompanying statement of operations.	(176,244)	-
Total net debt	$814,734	$247,416

Total interest expense on notes payable, inclusive of amortization of debt discount amounted to $680,490 and $424,098 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – INCOME TAXES

As of December 31, 2019, the Company has approximately $4,515,000 of operating loss carryforwards for federal that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various year through 2038. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

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

The valuation allowance overall increased by approximately $148,000 and $324,000 during the year ended 2019 and 2018 and was approximately $1,711,000 and $1,562,000 at December 31, 2019 and 2018, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2019 and 2018 was as follows:

	December 31,
Current:	2019	2018
U.S. federal	$(152,100)	$(98,900)
State and local	(40,400)	(29,600)
	$(192,500)	$(128,500)

Deferred:
U.S. federal	70,000	3,000
State and local	-	1,000
	$70,000	$4,000

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state (Puerto Rico) income tax rate of 25% to pretax income (loss) for the years ended December 31, 2019 and 2018 as follows:

	December 31,
	2019	2018
Computed “expected” tax expense (benefit)	$(783,000)	$(287,000)
Increase (decrease) in income taxes resulting from:
Permanent differences	7,000	-
Apportionment of Puerto Rico income	380,000	-
Puerto Rico taxes	(70,000)	(82,000)
Nondeductible expenses	173,000	242,000
Change in valuation allowance	148,000	(324,000)
Other	22,500	455,000
	$(122,500)	$4,000

Net deferred tax liabilities consist of the following components as of December 31, 2019 and 2018:

	December 31,
Deferred tax Liability:	2019	2018
Intangible asset amortization	$28,000	$3,000
Intangible asset indefinite lived intangibles	42,000
	70,000	3,000
Deferred tax assets:
Inventory allowances	3,000	3,000
Returns reserve	26,000	9,000
Stock-based compensation	716,000	562,000
Temporary differences	15,000	-
Net operating loss carryforwards - Puerto Rico	3,000	-
Net operating loss carryforwards	948,000	989,000
	1,711,000	1,563,000
Less valuation allowance	(1,711,000)	(1,563,000)
	$70,000	$3,000

NOTE 9 – STOCKHOLDERS’ EQUITY

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

In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, a company controlled by our CEO, Justin Schreiber, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four-month term of the agreement. For the year ended December 31, 2019 and 2018, the Company recognized $ $172,500 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

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

During the year ended December 31, 2019, the Company issued 1,521,344 shares of common stock to various third-party investors, the Company received $350,001 in cash for these shares. In conjunction with one of the stock purchases, the Company issued warrants valued at $20,825 which based on the terms of the warrants, the Company has bifurcated and treated as equity. In addition to the above stock issued, the Company has issued 100,000 shares of common stock to a consultant for services rendered; which were valued at $16,000.

During the year end December 31, 2018, the Company had convertible note holders convert 1,498,442 shares at a conversion price of $0.23 per share, resulting in a decrease to convertible notes of approximately $344,641 during the year.

Noncontrolling Interest

For the years ended December 31, 2019 and 2018, the net loss attributed to the non-controlling amounted to $391,055 and $119,262, respectively.

On May 29, 2018, Conversion Labs PR acquired a 51% interest in LegalSimpli, which operates a marketing-driven software solutions business.

On April 25, 2019, the Company entered into a membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, whereby the Company acquired the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, or for a total of $900,000 to the Company’s Chief Executive officer and Chief Technology Officer. As part of this transaction, the Company recognized $1.3 million in accumulated deficit and $417,046 to reverse the Company’s non-controlling interest related to CVLB PR.

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

Service-Based Stock Options

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

The significant assumptions used to determine the fair values of options issued, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.38%
Expected stock price volatility	184.78%
Expected dividend payout	—
Expected option life-years	6.5 years
Weighted average grant date fair value	$0.15
Forfeiture rate	0%

The following is a summary of outstanding service-based options at December 31, 2019 and 2018:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2017	10,960,800	0.20 - 0.40	3.41 years	$0.26
Granted	3,400,000	0.30 - 0.40	6.9 years	0.39
Expired	(550,000)	–	–	0.20
Exercised	40,800	0.2	3.41 years	0.20
Balance at December 31, 2018	13,820,000	$ 0.20 - 0.40	4.34 years	$0.26
Granted	1,425,000	$ 0.23 - 1.50	9.55 years	0.72
Cancelled	(200,000)	$0.40	7.75 years	0.40
Expired	–	–	–	–
Balance at September 30, 2019	15,045,000	$ 0.20 - 0.40	4.78 years	$0.3

Exercisable December 31, 2018	10,805,416	$ 0.20 - 0.40	3.63 years	$0.24
Exercisable December 31, 2019	11,805,416	$ 0.20 - 0.40	3.76 years	$0.25

Performance-Based Stock Options

The following is a summary of outstanding service-based options at December 31, 2019 and 2018:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2017	–	–	–	–
Granted	15,425,000	$ 0.25 - 0.40	5.46 years	$0.27
Cancelled	–	–	–	–
Expired	–	–	–	–
Balance at December 31, 2018	15,425,000	$ 0.25 - 0.40	5.46 years	$0.27
Granted	–	–	–	–
Cancelled	(8,600,000)	0.25 - 0.40	7.32 years	0.31
Expired	–	–	–	–
Balance at December 31, 2019	6,825,000	$ 0.25 - 0.40	3.11 years	$0.23

Exercisable December 31, 2018	3,175,000	$ 0.25 - 0.40	2.63 years	$0.40
Exercisable December 31, 2019	3,175,000	$ 0.25 - 0.40	2.63 years	$0.40

Restricted Stock and Options

The Company has entered into two agreements on April 1, 2016 with two consultants of CVLB PR for business development, marketing and sales related services (the “Consultant Agreements”). The consultants are treated as employees for accounting purposes. Upon signing, each consultant was issued 1,000,000 restricted shares of Conversion Labs, Inc. common stock. In addition, each consultant shall receive an additional 150,000 restricted shares of Conversion Labs, Inc. common stock for each $500,000 distributed by CVLB PR to the Company. For each consultant, the amount of shares to be issued by the Company to the consultants shall be capped at 1,500,000 restricted shares when CVLB PR has transferred $5,000,000 to the Company, for a combined capped total of 3,000,000 restricted shares. For the year ended December 31, 2017, 2,300,000 restricted shares of common stock have been issued related to these agreements. The Company valued the shares at their grant date for a value of $0.30 per share for a total of $690,000 to be expensed over the estimated service period. A total of $300,000 and $306,667 was expensed during the year ended December 31, 2019 and 2018.

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

Warrants

The following is a summary of outstanding and exercisable warrants:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2017	3,089,119	$0.20 - 0.40	1.5 years	0.4
Warrants Granted	2,491,305	0.28 - 0.40	7.5 years	0.29
Warrants Exercised	–	–	–	–
Warrants Expired	(354,891)	0.40 - 0.50	0 years	0.44
Balance at December 31, 2018	5,225,533	$0.20 - 0.50	2.99 years	$0.35
Warrants Granted	6,201,088	$0.28	9.84 years	0.28
Warrants Exercised	–	–	–	–
Warrants Expired	(100,000)	0.20 - 0.50	–	0.35
Balance at December 31, 2019	11,326,621	$0.20 - 0.50	6.69 years	$0.34

Exercisable December 31, 2018	5,225,533	$0.20 - 0.50	2.99 years	$0.31
Exercisable December 31, 2019	10,330,244	$0.20 - 0.50	6.24 years	$0.31

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

Warrants outstanding and exercisable amounted to 5,225,533 and 3,089,119 at December 31, 2019 and 2018, respectively. The weighted average exercise price of warrants outstanding at December 31, 2019 and 2018 is $0.35 and $0.40, respectively. The warrants expire at various times between December 2017 and September 2019.

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

The fair value of warrants granted (or extended) during the years ended December 31, 2019 and 2018, was estimated on the date of grant (or extension) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018
Expected volatility	123.4% - 195.7%	191% - 196%
Risk free interest rate	1.42% - 2.58%	2.44% - 2.58%
Expected dividend yield	-	-
Expected warrant term (in years)	2.0 - 5.0	3.0 - 5.0
Weighted average grant date fair value	$0.22	$0.21 – 0.22

Stock Based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $733,215 and $834,191 for the years ended December 31, 2019 and 2018, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 10 – LEASES

The Company primarily leases office space and other equipment using month to month terms. Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (the Company’s President and CEO) on a month to month basis and incurs expense of approximately $4,000 a month for this office space.

The Company started paying $95 per month to WeWork for a mailing address and the ability to lease conference space on-demand at their locations worldwide. This lease is considered month to month. The Company incurred $900 of expenses for the year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have reviewed ASC 842 and have determined the following impact on our financial statements:

2019
Right of Use Asset	23,625
Lease liability	29,978

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, California beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months. A security deposit of $2,235 was paid for this lease. The Company has classified this as an operating lease and have recorded the straight-line lease expense in the accompanying statement of operations. Total rent expense for the years ended December 31, 2019 and 2018, was $130,416 and $77,033, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

On September 1, 2016 CVLB PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting CVLB PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, CVLB PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. For the year ended December 31, 2019 and 2018, the Company recognized $78,629 and $98,408, respectively in royalty expense related to this agreement. As of December 31, 2019 and 2018, the $0and $18,994, respectively was included in accounts payable and accrued expenses in regard to this agreement.

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

Chief Executive Officer

JLS Ventures LLC, owned by our current CEO, provides credit card processing services through one or more merchant banks. JLS Ventures LLC did not receive any compensation for these services. As compensation, the Company issued 900,000 shares of common stock valued at $432,000. The Company is recognizing the expense over the term of the agreement. In May 2018, the Company issued 1,000,000 shares of common stock valued at $230,000 to JLS Ventures, LLC, for services. The Company also committed to issue an additional 1,000,000 shares of common stock on January 1, 2019 valued in the aggregate amount of $230,000 if JLS Ventures met the service requirement specified in the agreement. These 2,000,000 shares serve as the compensation for Mr. Schreiber for his services as CEO of the Company. The Company is recognizing the expense for the issuances over the twenty-four-month term of the agreement. For the year ended December 31, 2019 and 2018, $374,000 and $172,500 have been expensed and included in general and administrative expenses on the consolidated statement of operations.

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

CVLB PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS ventures for rent on CVLB PR’s Puerto Rico office space amounted to $52,000 and $48,000 for the year ended December 31, 2019 and 2018, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s current Chief Executive Officer to warehouse a majority of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 per month and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. These services amounted to $1,085,114 and $97,477 for the years ended December 31, 2019 and 2018, respectively, for these services. As of December 31, 2019 and 2018, the Company owed BV Global Fulfillment $53,026 and $39,171, respectively which are included in accounts payable and accrued liabilities on the accompany consolidated balance sheets.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that none exist as of the date of this filing.

Effective January 21, 2020, the Company amended its Certificate of Incorporation, by filing a certificate of amendment of certificate of incorporation (the “Certificate”) with the Secretary of State of Delaware, to effect the authorization of 5,000,000 shares of blank check preferred stock (the “Blank Check Preferred”) and to further effect the designation of 2,000,000 shares as 13% Cumulative Redeemable Perpetual Series A Preferred Stock (the “Series A Preferred”), a new class of stock having the designations, rights and preference set forth in such Certificate, all as approved an authorized by the Board. As reflected in such Certificate, the Company’s 5,000,000 authorized shares of preferred stock are comprised of 2,000,000 shares of Series A Preferred stock, and 3,000,000 shares of undesignated preferred stock for which the Board is authorized to determine the number of series into which such undesignated shares may be divided, the number of shares within each series, and the designations, rights and preferences associated with such shares.

The Series A Preferred shares shall have a stated value of $25 per share (the “Stated Value”), and Series A Preferred holders shall be entitled to receive dividends at a rate of 13% of the Stated Value per share per annum. The Series A Preferred shares shall not have voting rights, except for on each matter which Series A Preferred holders are entitled to vote as a separate class in which case each Series A Preferred Holder shall be entitle to one vote per share of Series A Preferred. The Company retains an optional right to redeem the shares of Series A Preferred commencing on the third anniversary of the date of issuance of each shares of Series A Preferred.

On February 25, 2020, the Company, and Alpha Capital Anstalt (“Alpha”) entered into a Note Repayment and Warrant Amendment Agreement (the “2019 Alpha Amendment”) whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Alpha on August 15, 2019 (the “2019 Alpha Note”) in the amount of $520,000, including principal and interest and (ii) amend the exercise price of the warrant (the “Alpha 2019 Warrant”) issued to Alpha in connection with the 2019 Alpha Note on August 15, 2019. The Alpha 2019 Warrant originally provided for the purchase of up to 1,826,087 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2019 Alpha Amendment. Pursuant to the terms of the 2019 Alpha Warrant and in connection with the 2019 Alpha Amendment, the Company revised the exercise price of the Alpha 2019 Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the Alpha 2019 Warrant from 1,826,087 to 3,787,439 shares.

On February 25, 2020, the Company, and Brio Capital Master Fund, Ltd. (“Brio”) entered into a Note Repayment and Warrant Amendment Agreement (the “2019 Brio Amendment “) whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Brio on August 15 , 2019 (the “2019 Brio Note”) in the amount of $162,500, including principal and interest and (ii) amend the exercise price of the warrant (the “2019 Brio Warrant”) issued to Brio in connection with the 2019 Brio Note on August 15, 2019. The Brio 2019 Warrant originally provide for the purchase of up to 570,652 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2019 Brio Amendment. Pursuant to the terms of the 2019 Brio Warrant and in connection with the 2019 Brio Amendment, the Company revised the exercise price of the 2019 Brio Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the 2019 Brio Warrant from 570,652 to 1,183,575 shares.

On February 25, 2020, the Company, and Brio entered into a Warrant Amendment Agreement (the “2018 Brio Warrant Amendment”) to amend the exercise price of the warrant issued to Brio on May 29, 2018 (the “Brio 2018 Warrant”). The Brio 2018 Warrant originally provided for the purchase of up to 434,783 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2018 Brio Warrant Amendment. Pursuant to the 2018 Brio Warrant Amendment, the Company agreed to revise the exercise price of the 2018 Brio Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the 2018 Brio Warrant from 434,783 to 466,989 shares.

