Form 10-Q
period 2020-03-31
CONVERSION LABS, INC.
filed 2020-05-19
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 19, 2020, there were 66,073,488 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS

Current Assets
Cash	$357,877	$1,106,624
Accounts receivable, net	282,482	97,448
Product deposit	60,832	150,000
Inventory, net	554,285	950,059
Other current assets	316,367	442,971
Total Current Assets	$1,571,843	$2,747,102

Non-current assets
ROU asset	21,807	23,625
Capitalized software, net	105,849	-
Intangible assets, net	591,549	675,452
Total non-current assets	719,205	699,077

Total Assets	$2,291,048	$3,446,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,736,080	$3,051,156
Notes payable, net	600,424	814,734
Contract liabilities	302,960	109,552
Total Current Liabilities	4,639,464	3,975,442

Long-term Liabilities
Lease Liability	29,469	29,978
Contingent consideration on purchase of LegalSimpli	100,000	500,000
Liability to issue common stock	1,161,522	-
Deferred tax liability	70,000	70,000
Total Liabilities	6,000,455	4,575,420

Stockholders’ Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized, 54,142,940 and 53,627,344 shares issued, 53,627,344 and 52,888,449 outstanding as of March 31, 2020 and December 31, 2019, respectively	541,426	534,037
Additional paid-in capital	16,467,292	15,236,396
Accumulated (deficit)	(20,238,552)	(16,594,917)
	(3,229,834)	(824,484)
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	(3,393,535)	(988,185)

Non-controlling interest	(315,872)	(141,056)

Total Stockholders’ (Deficit)	(3,709,407)	(1,129,241)

Total Liabilities and Stockholders’ (Deficit)	$2,291,048	$3,446,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
Product revenues, net	$2,955,801	$2,421,526
Software revenues, net	1,349,011	277,464
Service revenues, net	-	-
Total revenues, net	4,304,812	2,698,990

Cost of product revenue	1,344,160	677,973
Cost of software revenue	415,479	34,472
Cost of revenues	1,759,639	712,445

Gross Profit	2,545,173	1,986,545

Expenses
Selling & marketing expenses	2,745,882	1,692,178
General and administrative expenses	1,168,978	477,582
Operating expenses	124,491	203,432
Customer service expenses	168,185	130,984
Development Costs	78,142	45,738
Total expenses	4,285,678	2,549,914

Operating Loss	(1,740,505)	(563,369)

Interest (expense), net	(793,039)	(170,194)

Loss from continuing operations before provision for income taxes	(2,533,544)	(733,563)

Income taxes (Benefit)	-	-

Net loss	(2,533,544)	(733,563)

Net loss attributable to noncontrolling interests	(138,816)	(69,816)

Net loss attributable to Conversion Labs, Inc.	(2,394,728)	(663,747)

Basic loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.05)	$(0.02)
Basic income per share attributable to Conversion Labs, Inc. from discontinued operation	-	-
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.05)	(0.02)
Diluted income per share attributable to Conversion Labs, Inc. from discontinued operation	-	$-

Weighted average number of common shares outstanding
Basic	53,488,834	46,806,749
Diluted	53,488,834	46,806,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2019	53,403,649	$534,037	$15,236,396	$(16,594,919)	$(163,701)	$(988,187)	$(141,056)	$(1,129,243)

Stock compensation			95,900			95,900		95,900
Cashless exercise of warrants	739,291	7,389	(7,389)			-		-
Distribution to non-controlling interest							(36,000)
Deemed distribution from down-round provision in common stock shares yet to be issued				(106,519)		(106,519)		(106,519)
Deemed distribution from warrant price adjustments			1,142,385	(1,142,385)		-		-
Net (loss)				(2,394,728)		(2,538,307)	(138,816)	(2,677,123)
						-		-
Balance at March 31, 2020	54,142,940	$541,426	$16,467,292	$(20,238,552)	$(163,701)	$(3,537,114)	$(315,871)	$(3,709,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	144,600			154,600		154,600
Distributions to non-controlling interest							(34,298)	(34,298)
Net (loss)				(663,747)		(663,747)	(69,816)	(733,563)
Balance at March 31, 2019	46,882,305	$468,822	$12,903,849	$(12,804,418)	$(163,701)	$404,552	$(182,075)	$222,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) income	$(2,533,544)	$(733,563)
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities
Amortization of debt discount	191,247	131,596
Amortization of Capitalized software	2,551
Amortization of intangibles	83,903	83,903
Acceleration of debt discount	500,145
Operating Lease Payments	1,309	1,799
Stock issued for services		16,000
Stock compensation expense	95,900	154,600
Liability to issue shares for services	873,000	-
Changes in Assets and Liabilities
Trade accounts receivable	(185,034)	(334,150)
Product deposit	89,168	33,302
Inventory	395,774	145,470
Other current assets	126,604	151,328
Deferred revenue	193,408	152,750
Deferred tax liability	-	(4,000)
Accounts payable and accrued expenses	826,924	747,429
Net cash provided by operating activities	661,355	546,464

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(68,400)
Payment to seller for contingent consideration	(400,000)	(500,000)
Net cash (used in) provided by investing activities	(468,400)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(36,000)	(34,298)
Proceeds from loan payable	750,000	-
Repayment of notes payable	(1,640,702)	-
Debt issuance costs	(15,000)	-
Proceeds from notes payable	-	50,000
Net cash provided by (used in) financing activities	$(941,702)	$15,702

Net increase (decrease) in cash	(748,747)	62,166

Cash at beginning of the period	1,106,624	180,093

Cash at end of the period	$357,877	$242,259

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$101,600	$4,383
Cashless exercise of warrants	$7,389	$-
Deemed distribution from warrant price adjustments	$1,142,385	$-
Stock issues for capitalized costs	$40,000	$-
Deemed distribution from down round provision	$106,522	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The Company is a direct response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality Over The Counter (OTC) products and prescription medications. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. Direct-to-consumer telemedicine companies, like the Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications bundled with over-the counter wellness products.

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

The accompanying financial statements has been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company has an accumulated deficit approximating $20.2 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of March 31, 2020 of $358,000, and projected cash needs for growth for 2020, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the next year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Conversion Labs PR and its majority owned subsidiary, LegalSimpli. The non-controlling interest in LegalSimpli represents the 49% equity interest held by other members of the subsidiary. All significant consolidated transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves (if necessary) for accounts receivable, returns and allowances, useful life of intangible and right of use assets, the valuation of inventory and inputs into the provision for lease liabilities and stockholders’ equity-based transactions. Actual results could differ from those estimates.

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

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation and the delivery of this performance obligation is transferred at a point in time. The Company generally records sales of finished products once the customer places and pays for the order and the product is simultaneously shipped by a third-party fulfillment service provider, but in limited cases if title does not pass until the product reaches the customer’s delivery site, then recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually upon shipment of the product. The Company does sell a subscription based service which is based on the recurring shipment of products and billed as if the Company were receiving recurring revenues and orders each month, therefore, the Company records these upon each shipment to the customer.

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire portfolio population. Customer discounts, returns and rebates on product revenues during the three months ended March 31, 2020 and 2019 approximated $477,000 and $552,000, respectively.

The Company began testing trial offers with the Shapiro MD products in late 2018. The Company was unable to adequately implement a process to report any trial-based sales and the related impact on inventory. Given the relatively new trail period being offered, the Company has not been able to estimate the historical effect to determine how this will change the recording of revenue or expected reserve for return rates.

The Company offers a suite of software to customers as a monthly subscription based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, the Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for the purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount rates. As of March 31, 2020 and December 31, 2019, the Company has accrued contract liabilities of approximately $303,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

During the three months ended March 31, 2020 and 2019, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2020	%	2019	%
Product revenues by Brand for Conversion Labs PR:
Shapiro MD	$2,337,108	54%	$2,193,424	81%
Rex MD	492,773	11%	-	-
iNR Wellness	69,928	2%	208,848	8%
Purpurex	53,522	1%	3,591	0%
Scarology	2,470	0%	13,174	0%
Innate	0	0%	2,489	0%
Total product revenue for Conversion Labs PR	$2,955,801	69%	$2,421,526	90%

Software revenue for LegalSimpli	1,349,011	31%	277,464	10%

Total net revenue	$4,304,812	100%	$2,698,990	100%

Accounts Receivable

Accounts receivable are carried at original sales amount less an estimate made for returns, chargebacks, and discounts. Accounts receivables mainly consist of receivables from third-party merchant processors which are settled with a couple of days. Management determines the need, if any, for an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2020 and 2019, the Company had determined that an allowance for doubtful accounts reserve was not necessary. As of March 31, 2020 and 2019, the reserve for sales returns and allowances was approximately $152,000 and $82,000, respectively.

Inventory

As of March 31, 2020 and December 31, 2019, inventory consisted primarily of finished cosmetic products. Inventory is maintained at the Company’s third-party warehouse locations, which is owned by a related party, in Pennsylvania and at Amazon fulfillment centers.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of March 31, 2020 and December 31, 2019, the Company recorded an inventory reserve in the amount of $39,320 and $12,500, respectively. The increase in our inventory reserve mainly is attributable to the lack of marketability for our Scarology product line. As of March 31, 2020 and December 31, 2019, the Company’s inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials and packaging components	$134,653	$37,542
Finished products	449,003	912,517
Total net inventory	$583,656	$950,059

Product Deposit

Due to our cash situation and the Company’s credit, many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically ranging from 10% to 33% of the total purchased amount. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount previously paid to the vendors. The Company capitalizes these product deposits until the inventory is received at the Company’s fulfillment centers. As of March 31, 2020 and December 31, 2019, the Company has $60,832 and $150,000, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished for products we sell online. As of March 31, 2020 and December 31, 2019, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain payroll and third-party costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. The Company does not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of March 31, 2020 and 2019, the Company capitalized $108,400 and $0 related to internally developed software costs which is included in development. As of March 31, 2020, these costs include $40,000 in capitalized stock based compensation that was given to a third-party service provider. During the three months ending March 31, 2020 and 2019, the Company amortized $2,551 and $0 of capitalized software costs, respectively.

Intangible Assets

Intangible assets are comprised of customer relationship asset and purchased licenses with estimated useful lives of three years and indefinite lived, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

Liability to Issue Common Stock

Liability to issue common stock represents liabilities of the Company for failing to issue shares of common stock timely to various consultants and or third-party investors in conjunction with various consulting, service, warrant or stock purchase agreements. As of March 31, 2020, the Company has a liability to issue 7,265,760 shares of common stock. These yet to be issued shares of common stock are valued based on the fair market value of the common stock price on the date of agreement or the purchase price specified in the stock purchase agreement.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common stock shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

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

Common stock equivalents comprising shares underlying 33,978,181 options and warrants for the three months ended March 31, 2020 have not been included in the loss per share calculations as the effects are anti-dilutive. Common stock equivalents comprising shares underlying 28,996,224 options and warrants for the three months ended March 31, 2019, respectively, have not been included in the income per share calculations as the effects are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and the face amount of notes payable approximate fair value for all periods.

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of March 31, 2020 and December 31, 2019, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three months ended March 31, 2020 and the year ended December 31, 2019, we purchased 100% of our finished goods from two (2) manufacturers.

Recently Adopted Accounting Pronouncements

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2020, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(615,291)
Indefinite lived intangible assets
Purchased licenses	200,000	0
	$1,206,840	$(615,291)

As of December 31, 2019 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationship asset	$1,006,840	$(531,388)
Indefinite lived intangible assets:
Purchased licenses	200,000	-
	$1,206,840	$(531,388)

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2020 and 2019 was approximately $83,903 and $83,903, respectively. Estimated amortization expense for 2020 and 2021 is approximately $336,000 and $140,000, respectively.

NOTE 4 – NOTES PAYABLE

On May 29, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund Ltd. (“Brio”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investors senior secured convertible notes in the aggregate original principal amount of $550,000, and warrants to purchase up to 2,391,305 shares of the Company’s common stock. The Notes will matured in May 2019. The Company shall pay, interest on the outstanding principal amount of the Notes compounded annually at the annual rate of twelve percent (12%), subject to adjustments. The Notes may be converted into the Company’s common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the Holder shall be $0.23 per share of Common Stock, subject to adjustment as defined in the note. The borrowers have converted $344,642 of these notes including $9,922 of interest as of December 31, 2019 and 2018. While this note matured in May of 2019, the Company had yet to pay $187,308 to one investor as of December 31, 2019. As of March 31, 2020, the Company signed an agreement to cure the default and pay the outstanding amount of the note.

On August 15, 2019, the Company entered into securities purchase agreements with three accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to the investors convertible promissory notes for the aggregate original principal amount of $1,291,500, and warrants to purchase up to 4,679,348 shares of the Company’s common stock. These notes mature on August 15, 2020 and accrue interest at a rate of twelve percent (12%) per annum, subject to adjustments as discussed in the notes. These notes may be converted into shares of the Company’s common stock, at the discretion of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own shares in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the investors shall be $0.23 per share of common stock, subject to adjustment as defined in the notes. In conjunction with the convertible notes, the Company issued warrants to purchase up to 4,612,500 shares of common stock with an exercise price of $0.28 per share. The fair value of these warrants was determined to be $569,147 based on using the Black-Scholes pricing model. These warrants were evaluated by management and deemed to be equity-linked awards subject to ASC 810, Derivatives and Hedging. These notes contained an original issue discount of 20% or $215,250 which is the difference between the note face amount of $1,291,500 and the cash proceeds received from the investors. As part of this financing, the Company paid debt issuance costs $284,070 which are placed as a contra-debt account and amortized over the life of the loan.

On February 25, 2020, the Company entered into a Note Repayment and Warrant Amendment Agreement with Alpha and Brio, whereby the Company agreed to repay the outstanding balance of the Convertible Promissory Note issued in favor of Alpha and Brio on August 15, 2019 in the amount of $1,291,000, including principal and interest. As a result of this transaction, the Company accelerated debt discounts for warrants, issuance costs and original issue discount of $500,145, which was recognized through interest expense on the accompanying consolidated statement of operations. As of March 31, 2020 and December 31, 2019, the gross balance payable for these notes was $0 and $1,291,000, respectively. As of March 31, 2020 and December 31, 2019, the Company has cumulatively amortized $568,322 and $404,393 of the debt discounts costs including debt issuance costs, original issue discount, and discount for warrants issued in connection with the debt transaction, all of which is included in interest expense on the accompanying consolidated statement of operations. As of March 31, 2020 and December 31, 2019, the net balance payable for these notes was $0 and $627,426, respectively.

On February 18, 2020, the Company entered into two agreements for the purchase and sale of future revenue with C6 Capital, LLC (“C6”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to C6 two loan agreements in the aggregate original principal amount of $1,020,000. These loans contain an original purchase discount of 18%, or $270,000, in total, or $135,000 per agreement. C6 paid $375,000 per loan agreement for a total of $750,000. The Company paid debt issuance costs to C6 of $7,500 per agreement, or $15,000 in total, which was placed as a contra-debt account and will be amortized over the life of the loan. The loan agreements require the Company to pay all future receipts of the Company without recourse until such time as the purchased amount has been repaid. The loan agreements require the company to make a daily average payment of $8,094 during the term of the agreement. As of March 31, 2020, the Company has made $161,904 in principal payments under these loan agreements. As of March 31, 2020, the gross balance payable for these loan agreements was $858,000, and the balance of the loan net of discounts was $600,424. For the three months ended March, 31, 2020, the Company has amortized $27,329 of debt discount through interest expense on the accompanying statement of operations.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $793,039 and $170,194 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the month of February 2020  , the Company entered into a stock purchase agreement with a third-party investor for the purchase of 4,000,000 shares of common stock at $0.16 per share for $640,000 in cash consideration. As of March 31, 2020, these shares of common stock had not yet been issued and thus the Company has included the fair value of these shares on the accompanying balance sheet in the liability to issue common stock accrual.

During the month of March 2020, the entered into a stock purchase agreement with a third-party investor for the purchase of 1,250,000 shares of common stock at $0.16 per share for $200,000 in cash consideration. As of March 31, 2020, these shares of common stock had not yet been issued and thus the Company has included the fair value of these shares on the accompanying balance sheet in the liability to issue common stock accrual.

During the month of March 2020, Alpha and Brio exercised their warrants in a cashless exercise for an aggregate of 1,836,155 common stock warrants to obtain 739,291 shares of common stock.

Noncontrolling Interest

For the three months ended March 31, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $315,872 and $141,056, respectively. During the three months ended March 31, 2020 and 2019, the Company paid distributions to non-controlling shareholders of $36,000 and $34,298, respectively.

Service-Based Stock Options

On January 20, 2020, the Company approved the transition of Mr. Sean Fitzpatrick from the role of the Company’s Chief Acquisition Officer, to the role of President of LegalSimpli. In connection with Mr. Fitzpatrick’s transition, the Company agreed to amend that certain services agreement entered into on July 23, 2018, by and between the Company and Mr. Fitzpatrick, to (i) decrease the number of options to purchase the Company’s common stock previously granted to Mr. Fitzpatrick from 5,000,000 options to 2,500,000 options, 650,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 1,850,000 performance options to include four performance metrics that, if met, each trigger the vesting of 462,500 options. As a result of amendment, the Company cancelled 1,850,000 service based options with an exercise price of $0.30.

The following is a summary of outstanding service-based options activity for the three months ended March 31, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31 2019	15,045,000	$ 0.20 - 0.40	4.78 years	$0.30
Granted	–	–	–	–
Cancelled	(1,875,000)	$0.30	7.50 years	0.30
Expired	–	–	–	–
Balance at March 31, 2020	13,170,000	$ 0.20 - 1.50	4.11 years	$0.30

Exercisable December 31, 2019	11,805,416	$ 0.20 - 0.40	3.76 years	$0.25
Exercisable at March 31, 2020	11,805,416	$ 0.20 - 0.40	3.76 years	$0.25

Performance-Based Stock Options

On January 20, 2020, the Company approved the transition of Mr. Sean Fitzpatrick from the role of the Company’s Chief Acquisition Officer, to the role of President of LegalSimpli. In connection with Mr. Fitzpatrick’s transition, the Company agreed to amend that certain services agreement entered into on July 23, 2018, by and between the Company and Mr. Fitzpatrick, to (i) decrease the number of options to purchase the Company’s common stock previously granted to Mr. Fitzpatrick from 5,000,000 options to 2,500,000 options, 650,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 1,850,000 performance options to include four performance metrics that, if met, each trigger the vesting of 462,500 options. As a result of amendment, the Company cancelled 1,850,000 service based options with an exercise price of $0.30.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2019	6,825,000	$ 0.25 - 0.40	6.34 years	$0.23
Granted	–	–	–	–
Cancelled	(650,000)	0.30- 0.30	8.81 years	0.31
Expired	–	–	–	–
Balance at March 31, 2020	6,175,000	$ 0.25 - 0.40	6.08 years	$0.23

Exercisable December 31, 2019	3,175,000	$ 0.25 - 0.40	2.63 years	$0.40
Exercisable at March 31, 2020	3,175,000	$ 0.25 - 0.40	2.63 years	$0.40

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2020:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2019	11,326,621	$ 0.20 - 0.50	6.69 years	$0.34
Warrants Granted	5,142,715	0.13 - 0.14	7.27 years	0.14
Warrants Exercised	(1,836,155)	0.13 - 0.14	4.16 years	0.14
Warrants Expired	-	-	-	-
Balance at March 31, 2020	14,633,181	$ 0.13 - 0.50	7.66 years	$0.23

Exercisable December 31, 2019	10,330,244	$ 0.20 - 0.50	6.24 years	$0.31
Exercisable March 31, 2020	13,772,673	$ 0.13 - 0.50	7.51	$0.22

Alpha Capital Anstalt (“Alpha”) Warrants

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Alpha on May 29, 2018 in the amount of $224,145, including principal and interest and (ii) amend the exercise price of the warrant issued to Alpha in connection with the 2018 Alpha Note on May 29, 2018. The 2018 Alpha Warrant originally provides for the purchase of up to 1,956,522 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2018 Alpha Amendment. Pursuant to the terms of the 2018 Alpha Warrant and in connection with the 2018 Alpha Amendment, the Company revised the exercise price of the Alpha 2018 Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the Alpha 2018 Warrant from 1,956,522 to 4,057,972 shares.

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Alpha on August 15, 2019 in the amount of $520,000, including principal and interest and (ii) amend the exercise price of the warrant issued to Alpha in connection with the 2019 Alpha Note on August 15, 2019. The Alpha 2019 Warrant originally provided for the purchase of up to 1,826,087 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2019 Alpha Amendment. Pursuant to the 2019 Alpha Amendment, Alpha has agreed to the reduction of the exercise price of $0.28 to $0.23. Therefore, effective upon the date of the 2019 Alpha Amendment, the exercise price of the 2019 Alpha Warrant is reduced to $0.23, subject to further adjustment. However, for purposes of calculating additional shares to be issued to Alpha pursuant to the terms of the 2019 Alpha Warrant, the deemed exercise price will be $0.135, as if the exercise price were actually reduced to $0.135 and thereafter increased to $0.23. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Alpha Warrant, the amount of shares that may be purchased upon exercise of the 2019 Alpha Warrant after giving effect to the foregoing is increased to 3,787,439 shares of the Company’s common stock.

As a result of the above transactions, the Company has recorded a deemed distribution to Alpha for the price adjustments of the Alpha warrants of $915,479 which is recorded in the statement of changes in stockholder’s equity as an increase in additional paid in capital and a reduction of accumulated deficit. During the month of March 2020, Alpha exercised a portion of their warrants in a cashless exercise, whereby Alpha exercised 1,336,155 common stock warrants to obtain 451,159 share of common stock.

Brio Master Fund (“Brio”) Warrants

On February 25, 2020, the Company, and Brio entered into a Warrant Amendment Agreement to amend the exercise price of the warrant issued to Brio on May 29, 2018. The Brio 2018 Warrant originally provided for the purchase of up to 434,783 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2018 Brio Warrant Amendment. Pursuant to the 2018 Brio Warrant Amendment, the Company agreed to revise the exercise price of the 2018 Brio Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the 2018 Brio Warrant from 434,783 to 466,989 shares.

On February 25, 2020, the Company, and Brio entered into a Note Repayment and Warrant Amendment Agreement whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Brio on August 15 , 2019 in the amount of $162,500, including principal and interest and (ii) amend the exercise price of the warrant issued to Brio in connection with the 2019 Brio Note on August 15, 2019. The Brio 2019 Warrant originally provide for the purchase of up to 570,652 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2019 Brio Amendment. Pursuant to the 2019 Brio Amendment, Brio has agreed to the reduction of the exercise price of $0.28 to $0.23. Therefore, effective upon the date of the 2019 Brio Amendment, the exercise price of the 2019 Brio Warrant is reduced to $0.23, subject to further adjustment. However, for purposes of calculating additional shares to be issued to Brio pursuant to the terms of the 2019 Brio Warrant, the deemed exercise price will be $0.135, as if the exercise price were actually reduced to $0.135 and thereafter increased to $0.23. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Brio Warrant, the amount of shares that may be purchased upon exercise of the 2019 Brio Warrant after giving effect to the foregoing is increased to 1,183,575 shares of the Company’s common stock.

As a result of the above transactions, the Company has recorded a deemed distribution to Alpha for the price adjustments of the Alpha warrants of $226,906 which is recorded in the statement of changes in stockholder’s equity as an increase in additional paid in capital and a reduction of accumulated deficit. During the month of March 2020, Brio exercised a portion of their warrants in a cashless exercise, whereby Alpha exercised 500,000 common stock warrants to obtain 287,736 shares of common stock.

Stock-based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $95,900 and $834,191 for the three months ended March 31, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 6– LEASES

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

2020
Right of Use Asset	21,807
Lease liability	29,469

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of March 31, 2020 and December 31, 2019, the $0 and $0, respectively was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Licensor for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”).

The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. Further, so long as the Agreement is not previously terminated, the Company, also agreed to pay Alphabet $50,000 on the 120-day anniversary of the Agreement and an additional $50,000 on the 360-day anniversary of the Agreement.

Upon execution of the Agreement, Alphabet was granted a 10-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50. Further, if Licensed Products have gross receipts of $7,500,000 in any calendar year, the Company will grant Alphabet an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50; (ii) if Licensed Products have gross receipts of $10,000,000 in any calendar year, the Company will grant Alphabet an additional option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 and (iii) If Licensed Products have gross receipts of $20,000,000 in any calendar year, the Company will grant Alphabet an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in one to five years.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2020, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

NOTE 8 – RELATED PARTY TRANSACTONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer, Mr. Schreiber, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $15,000 and $12,000 for the three months ended March 31, 2020 and 2019, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s current Chief Executive Officer to warehouse a majority of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. As of March 31, 2020 and December 31, 2019, the Company owed BV Global Fulfillment $49,501 and $53,026, respectively, which are included in accounts payable and accrued liabilities on the accompany consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following:

On May 7, 2020, the Company agreed to further amend those certain warrants issued to Alpha on August 15, 2019, as amended on February 25, 2020 (the “2019 Alpha Warrant”). Specifically, pursuant to anti-dilution provisions contained therein, the Company agreed to amend the 2019 Alpha Warrant in order to increase the amount of shares able to be purchased thereunder by an additional 1,657,005 shares of the Company’s common stock or an aggregate of up to 5,444,444 shares (the “Alpha Warrant Shares”). On the same day, Alpha exercised on a cashless basis the Alpha Warrants in full resulting in the issuance of 1,957,331 shares of the Company’s common stock to Alpha. Upon Alpha’s cashless exercise, the 2019 Alpha Warrants are no longer in force or effect and no additional issuances will be due or owing.

On May 7, 2020, the Company agreed to further amend those certain warrants issued to Brio on August 15, 2019, as amended on February 25, 2020. Specifically, pursuant to anti-dilution provisions therein, the Company agreed to amend the 2019 Brio Warrant in order to increase the amount of shares able to be purchased thereunder by an additional 517,814 shares of the Company’s common stock or an aggregate of up to 1,701,389. On the same day, Brio exercised on a cashless basis the Brio Warrants in full resulting in the issuance of 611,666 shares of the Company’s common stock to Brio. Upon Brio’s cashless exercise, the 2019 Brio Warrants are no longer in force or effect and no additional issuances will be due or owing.

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

Business Overview

The Company is a direct response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality Over The Counter (OTC) products and prescription medications. The U.S. healthcare system is undergoing a paradigm shift largely due to new technologies and the emergence of direct-to-consumer healthcare. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. Direct-to-consumer telemedicine companies, like our Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications, devices and diagnostics bundled with over-the counter wellness products.

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

While not the first company in telemedicine, we are an early mover that has made investments in technology and people that we believe will pay long-term dividends. According to a 2018 Euromonitor estimate, the market for direct to consumer healthcare products is estimated at $700 billion in global annual sales. Alliance Bernstein estimates that the disruptable market for online pharmacy in the U.S. is in the $300 billion dollar range, and they estimate that up to 70% of this market will move from traditional pharmacies to online pharmacies over the next ten years. The opportunities are immense, and we believe that we are well positioned to capitalize on these large scale economic shifts in healthcare.

We believe that product innovation and excellence are the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary OTC products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and a full line of oral and topical prescription medications for hair loss. Our men’s telemedicine brand, Rex MD, currently offers treatment for erectile dysfunction, and we will soon offer treatments for longevity, strength and endurance, hair loss, skin care and other products we identify that can improve the lives of patients and customers. We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

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

Our Brands

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

Men’s Health: Rex MD

Launched in 2019, Rex MD is a men’s health brand currently offering personalized treatment plans from licensed physicians in 50 states for erectile dysfunction. After consultation with a physician, if appropriate, we dispense and ship prescription medication directly to patients. We are initially focused on generic Viagra and Cialis but intend to expand our product offering to include treatment for cold sores, mental health, and many other common medical conditions faced by men. Our vision for Rex MD is to become a leading telemedicine destination for men.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting our employees, customers and business operations. We have developed preparedness plans to help safeguard the safety of our employees and customers, while safely continuing business operations.

Due to the global spread of the outbreak, the severity of the pandemic in New York, California, and Puerto Rico where we have corporate offices, and in line with guidance from public health officials, we have temporarily restricted access to our offices and implemented a mandataory remote work policy during this period. Our offices will remain closed until we are able to safely and responsibly re-open them in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.

As a result of the early measures we took in response to the COVID-19 pandemic to protect our employees and business operations, our business has not been materially negatively impacted during these extraordinary times. We have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, none of which has materially impacted our ability to service our customers. We have taken measures to bolster key aspects of our supply chain to support our continued growth. We continue to work with our existing manufacturing, logistics and other supply chain partners to build key processes to ensure our ability to service our customers.

We are also carefully monitoring shifting consumer behavior from physical healthcare offices to our online platform. As of the date of this Quarterly Report on Form 10-Q, we have observed continued strength in our e-commerce sales since the end of the quarter ended March 31, 2020, due in part to changing consumer behavior during the COVID-19 pandemic and a multi-year high in e-commerce marketing efficiency due to recent declines in advertising costs. Telehealth businesses, such as ours, have benefitted from the increased coverage and visibility of telehealth, partly due to quarantine measures and policies adopted widely across the country. We believe the the increased awareness of telehealth is reflected in the rapid growth we are seeing across our telehealth brands, particularly in Rex MD.

Our core brands, most notably Shapiro MD and Rex MD, have experienced rapid growth due to the COVID-19 pandemic and the silmultaneous increase in e-commerce and telehealth. Website traffic to Rex MD and Shapiro MD has increased 371% and 91% respectively from our fourth quarter of 2019 to this first quarter of 2020. Our subscription growth has also increased dramatically quarter over quarter. Shapiro MD experienced a 96% increase in customers on subscriptions and Rex MD experienced a 1,380% increase in customers on subscriptions. We believe that subscription growth is an indicator of better retention and the long term profitability of our customer base.

Although there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the longer term impact of the virus on consumer behavior, we believe our business is well positioned for continued growth and profitability later this year.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Our financial results for the three months ended March 31, 2020 are summarized as follows in comparison to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020		2019
	$	% of Sales	$	% of Sales
Product revenues, net	$2,955,801	69	$2,421,526	90
Software revenues, net	1,349,011	33	277,464	10
Service revenues, net	-	0	2,000	-
Total revenues, net	4,304,812	100	2,698,990	100

Cost of product revenue	1,344,160	31	677,973	25
Cost of software revenue	415,479	10	34,472	1
Total cost of revenue	1,759,639	41	712,445	25

Gross profit	2,545,173	59	1,986,545	75

Total operating expenses	4,285,678	100	2,549,914	95

Loss from operations	(1,740,505)	(59)	(563,369)	(21)

Other expenses	793,039	(27)	170,194	(6)

Loss from operations before provision for income taxes	(2,533,544)	(86)	(733,563)	(27)

Net loss	$(2,533,544)	(86)	$(733,563)	(27)
Net loss attributable to non-controlling interests	(138,816)	(5)	(69,816)	(3)
Net loss attributable to Conversion Labs, Inc.	$(2,394,728)	(81)	$(663,747)	(3)

Revenues for the three months ended March 31, 2020 were approximately $4.3 million, an increase of 59.5% compared to approximately $2.7 million for the three months ended March 31, 2019. Our increase in revenues was primarily attributable to both the increase in software revenues which accounts for approximately 33% of revenues and which increased as a result of successful online marketing efforts and Rex MD.

Cost of product revenues consists primarily of product material costs and fulfillment costs directly attributable to the production of our products. Cost of software revenue consist primarily of credit card processing fees and information technology fees related to our online platform. Total cost of revenue increased by approximately 147.0% to approximately $1.8 million for the three months ended March 31, 2020 compared to approximately $700,000 for the three months ended March 31, 2019. The increase in cost of revenues was due to increased revenues and related increase in merchant and other processing fees incurred to generate revenues from our products segment and increased margins on revenues of LegalSimpli software subscriptions.

Gross profit increased by approximately 28.1% to approximately $2.5 million for the three months ended March 31, 2020 compared to approximately $2.0 million for the three months ended March 31, 2019. This is a result of increased sales. Gross profit as a percentage of revenues decreased to approximately 59% for the three months ended March 31, 2020 from approximately 74% for the three months ended March 31, 2019. This is due to the shift in the composition of revenues between periods from primarily supplement products sold at a lower margin. The decrease is also due to the acquisition of LegalSimpli which, as a software product, cost of sales can fluctuate due to volatility in merchant processing costs.

Operating Expenses

	Three Months Ended March 31,
	2020	2019
Selling & marketing expenses	$2,745,882	$1,692,178
General and administrative expenses	1,168,978	477,582
Operating expenses	124,491	203,432
Customer service expenses	168,185	130,984
Development costs	78,142	45,738
Total operating expenses	$4,285,678	$2,549,914

Operating expenses for the three months ended March 31, 2020 were approximately $4.3 million, as compared to approximately $2.5 million for the three months ended March 31, 2019. This represents an increase of 68%, or $1.7 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses mainly consist of online marketing and advertising expenses. During the three months ended March 31, 2020, the Company had an increase of approximately $1 million in selling and marketing expenses was a result of additional marketing expenses to drive further revenue growth through all of 2020.

(ii)	General and administrative expenses mainly consist of payroll expenses for executive management, stock-based compensation, amortization expense and legal and professional fees. During the three months ended March 31, 2020, the Company has an increase of approximately $700,000 in general and administrative expenses mainly related to increased infrastructure resulting from increased sales.

(iii)	Other operating expenses consist of rent, insurance, bank charges, royalty expenses, IT services for our online products business and office supplies. During the three months ended March 31, 2020, the Company had a decrease of approximately $78,000 mainly related to a decrease in the Company’s royalty expenses.

(iv)	Customer service expenses consist of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During the three months ended March 31, 2020, the Company had an increase of approximately $37,000 mainly related to an increase in headcount for the Company’s customer service.

(v)	Development costs mainly relate to third-party technology services for developing and maintaining our online platform for LegalSimpli. During the three months ended March 31, 2020, the Company had an increase of approximately $32,000 mainly as a result of technology platform improvements for LegalSimpli and amortization expenses at CVLB PR.

Other Expense

	Three Months Ended March 31,
	2020	2019
Interest expense	$793,039	$170,194

Total	$793,039	$170,194

Other expense for the three months ended March 31, 2020 increased by $623,000 compared to the three months ended March 31, 2019. The increase in other expense is primarily attributable to an increase in the amortization of debt discount.

Working Capital

	March 31, 2020	December 31, 2019
Current assets	$1,571,843	$2,747,402
Current liabilities	4,639,464	3,975,442
Working capital	$(3,067,621)	$(1,228,340)

Current assets decreased by $1.3 million for the three months ended March 31, 2020. This is primarily attributable to a decrease in cash and cash equivalents of $750,00 due to payments of convertible notes and a decrease in inventory of $400,000. Current liabilities increased by $600,000, which was primarily attributable to an increase in accounts payable and accrued liabilities as a result of the Company extending payables and credit terms with vendors during the three months ended March 31, 2020.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(2,533,544)	$(733,563)
Net cash provided by operating activities	661,355	546,464
Net cash (used in) investing activities	(468,400)	(500,000)
Net cash provided by (used in) financing activities	(941,702)	15,702
Net increase (decrease) in cash	$(748,747)	$62,166

Since inception, the Company has funded operations through the revenues of its products, issuance of common stock, through loans and advances from officers and directors and the issuance of convertible notes from third-party investors.

Net cash provided by operating activities was approximately $661,355 for the three months ended March 31, 2020, as compared with net cash used in operating activities of approximately $546,464 for the three months ended March 31, 2019.

Net cash used in investing activities for the three months ended March 31, 2020 was $468,400, as compared with net cash provided by investing activities of $500,000 for the three months ended March 31, 2019. Net cash used in investing activities was primarily due to continued payments on the Company’s purchase of LegalSimpli of $400,000 and the cash paid for capitalized software costs of $68,400.

Net cash used in financing activities for the three months ended March 31, 2020 was $941,702, as compared with net cash provided by financing activities of $15,702 for the three months ended March 31, 2019. During the three months ended March 31, 2020, financing activities consisted of proceeds from convertible notes payable $750,000, which were offset by the repayment of notes payable of $1,640,702 and payment for debt issuance costs of $15,000.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company has an accumulated deficit approximating $20.4 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of March 31, 2020, and projected cash needs, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements for the 2020 year. Management will need to raise the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company offers a suite of software to customers as a monthly subscription based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, the Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount. As of the three ends March 31, 2020 and as the year ended December 31, 2019, the Company has accrued contract liabilities of approximately $303,000 and $110,00, respectively which represent obligation on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

Customer discounts, returns and rebates on product revenues during the three months ended March 31, 2020 and three months ended March 31, 2019 approximated $314,000 and $328.000, respectively. Customer discounts and allowances on software revenues during the three months ended March 31, 2020 and the three months ended March 31, 2019 approximated $163,000 and $26.500, respectively.

Capitalized Software Costs

The Company capitalizes certain payroll and third-party costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. The Company does not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred. As of March 31, 2020 and 2019, the Company capitalized $108,400 and $0 related to internally developed software costs which is included in development . As of March 31, 2020, these costs include $40,000 in capitalized stock based compensation that was given to a third-party service provider. During the three months ending March 31, 2020 and 2019, the Company amortized $2,551 and $0 of capitalized software costs.

Intangible Assets

Intangible assets are comprised of customer relationship asset and purchased licenses with estimated useful lives of three years and indefinite lived, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

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

Stock-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common stock shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Recently Issued Accounting Standards

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our business strategies develop, we must add additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance will depend, in part, on our ability to effectively manage any future growth, which might be impacted by the COVID-19 outbreak, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, we may not be able to advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our business initiatives and, accordingly, may not achieve our research, development, and commercialization goals.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2020 without registration under the Securities Act:

During the month of February 2020  , the Company entered into a stock purchase agreement with a third-party investor for the purchase of 4,000,000 shares of common stock at $0.16 per share for $640,000 in cash consideration. As of March 31, 2020, these shares of common stock have yet to be issued.

During the month of March 2020, the entered into a stock purchase agreement with a third-party investor for the purchase of 1,250,000 shares of common stock at $0.16 per share for $200,000 in cash consideration. As of March 31, 2020, these shares of common stock have yet to be issued.

During the month of March 2020, Alpha and Brio exercised their warrants in a cashless exercise for an aggregate of 1,836,155 common stock warrants to obtain 739,291 shares of common stock.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Purchase Agreements

From April 1, 2020 through April 30, 2020, we entered into securities purchase agreements (the “Purchase Agreements”) with nine (9) accredited investors whereby such investors purchased an aggregate of 6,243,750 shares of our common stock at a price of $0.16 per share, resulting in the aggregate of $999,000 of proceeds to the Company (the “April Common Stock Offering”).

On May 12, 2020, we entered into a Purchase Agreement with one (1) accredited investor whereby such investor purchased an aggregate of 1,470,588 shares of our common stock at $0.17 per share, resulting in aggregate gross proceeds to the Company of $250,000 (the “May Common Stock Offering”).

Both the April Common Stock Offering and May Common Stock Offering were conducted in reliance upon an exemption from securities registration afforded by the provisions of Section 4(a)(2), as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, the form of which is filed as an exhibit to this quarterly report on Form 10-Q.

Auxo Technology Labs

On April 14, 2020, we entered into a consulting agreement (the “Auxo Agreement”) with Auxo Technology Labs, Inc. (“Auxo”) whereby Auxo shall serve the Company in the capacity of consultant and assist us with designing and developing software related to Auxo’s telehealth platform for use by the Company. Pursuant to the terms of the Auxo Agreement, we will acquire the exclusive rights to Auxo’s telehealth platform (the “Auxo Platform”) for the North American direct to consumer pharmaceutical market.

As consideration for entering into the Auxo Agreement, we issued to Auxo an option to purchase up to 500,000 shares of our common stock at an exercise price of $0.23 and vesting upon the occurrence of the earlier of (i) two (2) years from the date of issuance or (ii) the Company’s common stock trading at price of $1.00 per share. Additionally, we agreed to pay Auxo an aggregate of $150,000, with $55,000 paid on execution of the Auxo Agreement and the remaining $95,000 to be paid on a monthly basis in the amount of $2,500 per month for thirty-eight (38) months.

The foregoing description of the Auxo Agreement Auxo is qualified in its entirety by reference to the Auxo Agreement, which is filed as an exhibit to this quarterly report on Form 10-Q.

Schreiber Consulting Agreement

Effective March 1, 2020, the Company entered into a consulting services agreement by and between the Company and JLS Ventures, LLC (the “JLS Consulting Agreement”), pursuant to which Justin Schreiber, as President of JLS Ventures, LLC, would serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors. The JLS Consulting Agreement provides that Mr. Schreiber will receive a monthly cash payment of $15,000. The JLS Consulting Agreement has an initial term of 12 months beginning January 1, 2020 and is renewable for additional twelve-month periods upon the mutual agreement of the Company and JLS Ventures, LLC.

Alvarez Amendment to Employment Agreement

On April 1, 2020, the Company entered into the second amendment to employment agreement by and between the Company and Nicholas Alvarez (the “Alvarez Employment Agreement Amendment”). The Alvarez Employment Agreement Amendment provides that Mr. Alvarez will serve as the Company’s Chief Acquisition Officer and will receive an annual salary of $140,000 (the “Alvarez Salary”) and be eligible for an annual cash bonus of up to 100% of the Alvarez Salary payable at the discretion of the Board.

Galluppi Amendment to Employment Agreement

On April 1, 2020, the Company entered into the first amendment to employment agreement by and between the Company and Stefan Galluppi (the “Galluppi Employment Agreement Amendment”). The Galluppi Employment Agreement Amendment provides that Mr. Galluppi will continue to serve as the Company’s Chief Technology Officer and will receive an annual salary of $180,000 (the “Galluppi Salary”) and will be eligible to receive an annual bonus of up to $100,000 payable at the discretion of the Board.

Blue Horizon Consulting Agreement

On May 1, 2020, the Company entered into a consulting services agreement (the “Blue Horizon Agreement”) by and between the Company and Blue Horizon Consulting, LLC (“Blue Horizon”). Pursuant to the Blue Horizon Agreement, Blue Horizon will serve as the Company’s Managing Director and will receive a monthly cash payment of $15,000. The Blue Horizon Agreement has an initial term of 12 months beginning January 1, 2020 and is renewable for additional twelve-month periods upon the mutual agreement of the Company and Blue Horizon.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Certificate of Amendment to Certificate of Incorporation	8-K	3.1	1/24/2020
10.1	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick.	8-K	10.1	1/24/2020
10.2	Employment Agreement by and between the Company and Mr. Nicholas Alvarez..	8-K	10.2	1/24/2020
10.3*	Alpha 2019 Note Repayment and Warrant Amendment
10.4*	Alpha 2018 Warrant Amendment.
10.5#	Brio 2019 Note Repayment and Warrant Amendment
10.6*	Brio 2018 Warrant Amendment
10.7*	Form of Purchase Agreement
10.8*	Consulting Agreement by and between the Company and Auxo Technology Labs.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 19, 2020

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)
Date: May 19, 2020

