Form 10-Q
period 2020-06-30
CONVERSION LABS, INC.
filed 2020-08-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 14, 2020, there were 71,063,444 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$336,151	$1,106,624
Accounts receivable, net	436,025	97,448
Product deposit	281,143	150,000
Inventory, net	808,846	950,059
Other current assets	328,922	442,971
Total Current Assets	$2,191,087	$2,747,102

Non-current assets
ROU Asset	19,990	23,625
Capitalized Software, net	305,576
Intangible assets, net	507,646	675,452
Total non-current assets	833,212	699,077

Total Assets	$3,024,299	$3,446,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$5,789,399	$3,051,156
Notes payable, net	1,070,945	814,734
Contract liabilities	303,670	109,552
Total Current Liabilities	7,164,014	3,975,442

Long-term Liabilities
Lease Liability	28,917	29,978
Contingent consideration on purchase of LegalSimpli	100,000	500,000
Liability to issue common stock	540,972	-
Deferred tax liability	70,000	70,000
Total Liabilities	7,903,903	4,575,420

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized, 71,063,440 and 53,404,045 shares issued, 70,548,248 and 52,888,845 outstanding as of June 30, 2020 and December 31, 2019, respectively	710,631	534,037
Additional paid-in capital	18,747,862	15,236,396
Accumulated (deficit)	(23,705,170)	(16,594,917)
	(4,246,675)	(824,484)
Treasury stock, 515,200 and 515,200 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ (Deficit)	(4,410,376)	(988,185)

Non-controlling interest	(469,226)	(141,056)

Total Stockholders’ (Deficit)	(4,879,602)	(1,129,241)

Total Liabilities and Stockholders’ (Deficit)	$3,024,299	$3,446,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenues, net	7,869,813	2,307,909	10,825,614	4,729,435
Software revenues, net	1,219,970	390,498	2,568,981	667,962
Service revenues, net			-
Total revenues, net	$9,089,783	$2,698,407	$13,394,595	$5,397,397

Cost of product revenue	2,118,001	589,690	3,462,161	1,199,866
Cost of software revenue	72,207	65,521	487,686	133,318
Cost of revenues	2,190,208	655,211	3,949,847	1,333,184

Gross Profit	6,899,575	2,043,196	9,444,748	4,064,213

Expenses
Selling & marketing expenses	8,394,331	2,215,913	11,140,213	4,206,894
General and administrative expenses	1,338,549	372,853	2,507,527	707,859
Operating expenses	203,260	95,477	327,751	181,263
Customer service expenses	89,482	141,278	257,667	268,216
Development Costs	92,325	50,838	170,467	96,515
Total expenses	10,117,947	2,876,360	14,403,625	5,460,747

Operating Loss	(3,218,372)	(833,164)	(4,958,877)	(1,396,534)

Interest (expense), net	(228,875)	(129,826)	(1,021,914)	(300,020)

Loss from continuing operations before provision for income taxes	(3,447,247)	(962,990)	(5,980,791)	(1,696,554)

Income taxes (Benefit)	-	-	-	-

Net Income (Loss)	(3,447,247)	(962,990)	(5,980,791)	(1,696,554)

Net (loss) income attributable to noncontrolling interests	(68,131)	(144,887)	(206,947)	(214,702)

Net Income (loss) attributable to Conversion Labs, Inc.	(3,379,116)	(818,103)	(5,773,844)	(1,481,852)

Basic loss per share attributable to Conversion Labs, Inc. from continuing operation	$(0.06)	$(0.02)	$(0.10)	$(0.04)
Diluted loss per share attributable to Conversion Labs, Inc. from continuing operation	(0.06)	(0.02)	(0.10)	(0.04)

Weighted Average number of common shares outstanding
Basic	61,743,697	46,882,305	57,616,266	46,844,736
Diluted	61,743,697	46,882,305	57,616,266	46,844,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2019	53,403,649	$534,037	$15,236,396	$(16,594,919)	$(163,701)	$(988,187)	$(141,056)	$(1,129,243)

Stock compensation			95,900			95,900		95,900
Cashless exercise of warrants	739,291	7,389	(7,389)			-		-
Distribution to non-controlling interest						-	(36,000)	(36,000)
Deemed distribution from down-round provision in common stock shares yet to be issued				(106,519)		(106,519)		(106,519)
Deemed distribution from warrant price adjustments			1,142,385	(1,142,385)		-		-
Net (loss)				(2,394,728)		(2,394,728)	(138,816)	(2,533,544)

Balance at March 31, 2020	54,142,940	541,426	16,467,292	(20,238,551)	(163,701)	(3,393,534)	(315,872)	(3,709,406)

Stock issued for services	250,000	2,500	32,700			35,200		35,200
Stock compensation			438,575			438,575		438,575
Cashless exercise of warrants	4,216,200	42,162	(42,162)			-		-
Purchase of common stock	1,470,600	14,706	235,294			250,000		250,000
Shares issued for share liability	10,983,700	109,837	1,616,163			1,726,000		1,726,000
Distribution to non-controlling interest						-	(85,223)	(85,223)
Deemed distribution from down-round provision in common stock shares yet to be issued				(87,503)		(87,503)		(87,503)
Net (loss)				(3,379,116)		(3,379,116)	(68,131)	(3,447,247)

Balance June 30, 2020	71,063,440	710,631	18,747,862	(23,705,170)	(163,701)	(4,410,378)	(469,226)	(4,879,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	interest	Total

Balance at December 31, 2018	45,782,305	$457,822	$12,744,249	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	100,000	1,000	15,000			16,000		16,000
Stock compensation	1,000,000	10,000	144,600			154,600		154,600
Distributions to non-controlling interest							(34,298)	(34,298)
Net (loss)				(663,747)		(663,747)	(69,816)	(733,563)

Balance at March 31, 2019	46,882,305	$468,822	$12,903,849	$(12,804,418)	$(163,701)	$404,552	$(182,075)	$222,477

Agreement to issue shares for non-controlling interest in Conversion Labs PR				(1,319,407)		(1,319,407)	412,377	(907,030)
Stock compensation			218,460			218,460		218,460
Net (loss)				(818,104)		(818,104)	(144,886)	(962,990)

Balance June 30, 2019	46,882,305	468,822	13,122,309	(14,941,929)	(163,701)	(1,514,499)	85,416	$(1,429,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) income	$(5,980,791)	$(1,696,554)
Adjustments to reconcile net (loss) income to net
cash provided by (used) in operating activities
Amortization of debt discount	739,324	86,268
Amortization of capitalized software	11,585	-
Amortization of intangibles	167,806	167,807
Acceleration of debt discount	500,145
Operating Lease Payments	2,574	3,453
Liability to issue shares for services	32,500	242,969
Stock issued for services	35,200	16,000
Stock compensation expense	534,475	373,060
Changes in Assets and Liabilities
Accounts receivable	(338,577)	(4,218)
Product deposit	(131,143)	(98,275)
Inventory	141,213	319,330
Other current assets	114,047	144,241
Deferred revenue	194,118	(3,871)
Deferred tax liability	-	(4,000)
Accounts payable and accrued expenses	2,880,243	1,113,972
Net cash (used in) provided by operating activities	(1,097,281)	640,182

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to seller for contingent consideration	(277,161)	(500,000)
Contingent consideration on business combination paid	(400,000)	-
Net cash used in investing activities	(677,161)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	250,000	-
Cash receipts from investors for unissued shares	1,639,000	-
Debt issuance costs	(15,000)	-
Distributions to non-controlling interest	(121,223)	(34,298)
Proceeds from notes payable	1,750,000	50,000
Repayment of notes payable	(2,498,808)	(70,870)
Net cash provided by (used in) financing activities	$1,003,969	$(55,168)

Net increase in cash	-770,473	85,014

Cash at beginning of the period	1,106,624	180,093

Cash at end of the period	$336,151	$265,107

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$349,791	$4,383

Agreement to issue shares for non-controlling interest in Conversion Labs PR	$-	$907,031
Cashless exercise of warrants	$49,551	$-
Deemed distribution from down-round provision	$1,142,385	$-
Stock yet to be issued for capitalized costs	$40,000	$-
Deemed distribution from down-round provision on unissued shares	$194,022	$-
Shares issued for share liability	$(1,726,000)	$-
Debt issuance costs for liability to issue shares	$219,450	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversion Labs, Inc., was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. On April 1, 2016, our majority-owned subsidiary, Immudyne PR LLC (“Immudyne PR”), which was initially formed for the purpose of a joint venture with the original owners of one of our skincare products, amended and restated its operating agreement whereby we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety after acquiring the remaining minority interest in the Conversion Labs PR, which is now a wholly-owned subsidiary of the Company.

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC, a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company.

In early 2019, the Company also launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business was discontinued in 2019 in order to focus on its core business as well the expansion of our telehealth opportunities.

In June 2019, a strategic joint venture with GoGoMeds.com (GoGoMeds) was formed in order to help facilitate the launch of our telemedicine business. GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia.

The Company is a direct to consumer response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality Over The Counter (OTC) products and prescription medications. The U.S. healthcare system is undergoing a paradigm shift largely due to new technologies and the emergence of direct-to-consumer healthcare. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. Direct-to-consumer telemedicine companies, like our Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications, devices and diagnostics bundled with over-the counter wellness products.

We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

Unless otherwise indicated, the “Company” refers Conversion Labs, Inc. (formerly known as Immudyne, Inc.), our wholly subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”) and our majority-owned subsidiary LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company has an accumulated deficit approximating $23.7 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of June 30, 2020, and projected cash needs, management estimates that it will need an additional $4.0 million through the next 12 months, either from increasing sales revenue and/or raising additional capital via the sale of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with customers tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire portfolio population. Customer discounts, returns and rebates on product revenues during the three months ended June 30, 2020 and 2019 approximated $857,000 and $161,000, respectively. Customer discounts, returns and rebates on product revenues during the six months ended June 30, 2020 and 2019 approximated $1,334,000 and $713,000, respectively.

The Company, through its majority-owned subsidiary LegalSimpli, offers a suite of software to customers as a monthly subscription based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, the Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for the purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the Contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount rates. As of June 30, 2020 and December 31, 2019, the Company has accrued contract liabilities of approximately $304,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

For the six months ended June 30, 2020 and 2019, the Company had the following disaggregated revenue :

	Six Months Ended June 30,
	2020	%	2019	%
Product revenues by Brand for Conversion Labs PR:
Shapiro MD	$8,156,378	61%	$4,413,157	82%
Rex MD	2,515,560	19%	-	-
iNR Wellness	119,254	1%	233,594	4%
Purpurex	30,317	0%	10,232	0%
Scarology	4,105	0%	18,726	0%
Innate	0	0%	4,081	0%
Total product revenue for Conversion Labs PR	$10,825,614	81%	$4,679,790	86%

Software revenue for LegalSimpli	2,568,981	19%	717,607	14%

Total net revenue	$13,394,595	100%	$5,397,397	100%

Accounts Receivable

Accounts receivable are carried at original sales amount less an estimate made for returns, chargebacks, and discounts. Accounts receivables mainly consist of receivables from third-party merchant processors which are settled with a couple of days. Management determines the need, if any, for an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2020 and 2019, the Company had determined that an allowance for doubtful accounts reserve was not necessary. As of June 30, 2020 and December 31, 2019, the reserve for sales returns and allowances was approximately $351,000 and $82,000, respectively.

Inventory

As of June 30, 2020 and December 31, 2019, inventory consisted primarily of finished cosmetic products. Inventory is maintained at the Company’s third-party warehouse location, which is owned by a related party, in Pennsylvania and at Amazon fulfillment centers.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of June 30, 2020 and December 31, 2019, the Company recorded an inventory reserve in the amount of $34,657 and $12,500, respectively. The increase in our inventory reserve mainly is attributable to the lack of marketability for our INR Wellness product line. As of June 30, 2020 and December 31, 2019, the Company’s inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials and packaging components	$291,033	$37,542
Finished products	517,813	912,517
Total net inventory	$808,846	$950,059

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically ranging from 10% to 33% of the total purchased amount. Our vendors issue a credit memo when sending their final invoice, reducing the amount the Company owes for the deposit amount previously paid to the vendors. The Company capitalizes these product deposits until the inventory is received at the Company’s fulfillment centers. As of June 30, 2020 and December 31, 2019, the Company has approximately $281,000 and $150,000, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished for products we sell online. As of June 30, 2020 and December 31, 2019, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain payroll and third-party costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of June 30, 2020 and 2019, the Company capitalized $317,160 and $0 related to internally developed software costs which is included in development. As of June 30, 2020, these costs include $40,000 in capitalized stock based compensation that was given to a third-party service provider. During the three months ending June 30, 2020 and 2019, the Company amortized $11,585 and $0 of capitalized software costs, respectively.

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

Liability to Issue Common Stock

Liability to issue common stock represents liabilities of the Company for failing to issue shares of common stock timely to various consultants and or third-party investors in conjunction with various consulting, service, warrant or stock purchase agreements. As of June 30, 2020, the Company has a liability to issue 2,627,635 shares of common stock for $541,972 in fair value. During the six months ended June 30, 3020, the Company received $1,639,000 in cash from investors which was recorded as a liability to issue shares until such time as the shares were issued. The yet to be issued shares of common stock are valued based on the fair market value of the common stock price on the date of agreement or the purchase price specified in the stock purchase agreement.

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

Common stock equivalents comprising shares underlying 17,498,953 options and warrants for the three and six months ended June 30, 2020 have not been included in the loss per share calculations as the effects are anti-dilutive.

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of June 30, 2020 and December 31, 2019, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three and six months ended June 30, 2020 and the year ended December 31, 2019, we purchased 100% of our finished goods from two (2) manufacturers.

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

NOTE 3 – INTANGIBLE ASSETS

As of June 30, 2020, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationship asset	$1,006,840	$(699,194)
Indefinite lived intangible assets
Purchased licenses	200,000	-
	$1,206,840	$(699,194)

As of December 31, 2019 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationship asset	$1,006,840	$(531,388)
Indefinite lived intangible assets:
Purchased licenses	200,000	-
	$1,206,840	$(531,388)

The aggregate amortization expense of the Company’s intangible assets for the three months ended June 30, 2020 and 2019 was approximately $83,903 and $83,903, respectively. The aggregate amortization expense of the Company’s intangible assets for the six months ended June 30, 2020 and 2019 was approximately $167,806 and $167,806, respectively. Estimated amortization expense for 2020 and 2021 is approximately $336,000 and $140,000, respectively.

NOTE 4 – NOTES PAYABLE

On May 29, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund Ltd. (“Brio”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to them senior secured convertible notes in the aggregate original principal amount of $550,000 (collectively, the “Alpha and Brio Notes”), and warrants to purchase up to 2,391,305 shares of the Company’s common stock (collectively the “Alpha and Brio Warrants”). The Alpha and Brio Notes matured on May 2019. Interest on the outstanding principal amount of the Alpha and Brio Notes compounded annually at the annual rate of twelve percent (12%), subject to adjustments. The Alpha and Brio Notes are convertible into the Company’s common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the Holder shall be $0.23 per share of Common Stock, subject to adjustment as defined in the Alpha and Brio Notes. Alpha and Brio have converted $344,642 of these notes including $9,922 of interest as of December 31, 2019 and 2018. As of June 30, 2020, these notes have been paid off.

On August 15, 2019, the Company entered into securities purchase agreements (the “August Purchase Agreements”) with three accredited investors, including Alpha and Brio. Pursuant to the terms of the August Purchase Agreements, the Company issued and sold to the investors convertible promissory notes for the aggregate original principal amount of $1,291,500 (collectively the “August 2019 Notes”), and warrants to purchase up to 4,679,348   shares of the Company’s common stock (the “August 2019 Warrants”). The August 2019 Notes mature on August 15, 2020 and accrue interest at a rate of twelve percent (12%) per annum, subject to adjustments as defined therein. The August 2019 Notes may be converted into shares of the Company’s common stock, at the discretion of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own shares in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the investors shall be $0.23 per share of common stock, subject to adjustment as defined therein. In conjunction with the August 2019 Notes, the Company issued the August 2019 Warrants with an exercise price of $0.28 per share. The fair value of August 2019 Warrants was determined to be $569,147 based on using the Black-Scholes pricing model. The August 2019 Warrants were evaluated by management and deemed to be equity-linked awards subject to ASC 810, Derivatives and Hedging. The August 2019 Notes contained an original issue discount of 20% or $215,250 which is the difference between the note face amount of $1,291,500 and the cash proceeds received from the investors. As part of this financing, the Company paid debt issuance costs $284,070 which are placed as a contra-debt account and amortized over the life of the loan.

On February 25, 2020, the Company entered into a Note Repayment and Warrant Amendment Agreement with Alpha and Brio, whereby the Company agreed to repay the outstanding balance of Alpha and Brio’s August 2019 Notes in the amount of $1,291,000, including principal and interest. As a result of this transaction, the Company accelerated debt discounts for warrants, issuance costs and original issue discount of $500,145, which was recognized through interest expense on the accompanying consolidated statement of operations. As of June 30, 2020 and December 31, 2019, the gross balance payable for these notes was $0 and $1,291,000, respectively. As of June 30, 2020 and December 31, 2019, the Company has cumulatively amortized $568,322 and $404,393 of the debt discounts costs including debt issuance costs, original issue discount, and discount for warrants issued in connection with the debt transaction, all of which is included in interest expense on the accompanying consolidated statement of operations. As of June 30, 2020 and December 31, 2019, the net balance payable for these notes was $0 and $627,426, respectively.

On February 18, 2020, the Company entered into two purchase agreements (the “C6 Purchase Agreements”) for the purchase and sale of future revenue with C6 Capital, LLC (“C6”). Pursuant to the terms of the C6 Purchase Agreements, the Company issued and sold to C6 two loan agreements   in the aggregate original principal amount of $1,020,000. These loans contain an original purchase discount of 18%, or $270,000, in total, or $135,000 per agreement. C6 paid $375,000 per loan agreement for a total of $750,000. The Company paid debt issuance costs to C6 of $7,500 per agreement, or $15,000 in total, which was placed as a contra-debt account and will be amortized over the life of the loan. The loan agreements require the Company to pay all future receipts of the Company without recourse until such time as the purchased amount has been repaid. The loan agreements require the Company to make a daily average payment of $8,094 during the term of such agreements. As of June 30, 2020, the Company has made $161,904 in principal payments under these loan agreements. As of June 30, 2020, the gross balance payable for these loan agreements was $858,000, and the balance of the loan net of discounts was $600,424. For the three months ended March 31, 2020, the Company has amortized $27,329 of debt discount through interest expense on the accompanying statement of operations.

Beginning May 21, 2020 through May 27, 2020 the Company, issued convertible promissory notes (the “May 2020 Notes”) to six (6) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which the Company received gross proceeds of $1,000,000. The May 2020 Notes are due and payable six months from the date of issuance. The May 2020 Notes entitle each holder to 12% interest upon Maturity. The May 2020 Notes may be converted into shares of the Company’s common stock at any time following the date of issuance at a conversion price of $0.50 per share, subject to adjustment.

As an inducement to enter into the transaction, the Company issued an aggregate of 665,000 shares of the Company’s restricted common stock to the May 2020 Investors. In the event of a default the outstanding balance of the May 2020 Notes shall increase to 130% and shall become immediately due and payable upon notice to the Company.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $1,021,914 and $300,000 for the six months ended June 30, 2020 and 2019, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $228,875 and $129,826 for the three months ended June 30, 2020 and 2019, respectively.

In June 2020, the Company and its subsidiaries received loans in the aggregate amount of approximately $242,000 (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the month of February 2020, the Company entered into a stock purchase agreement with a third-party investor for the purchase of 4,000,000 shares of common stock at $0.16 per share for $640,000 in cash consideration.

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

As of June 30, 2020, the Company received $540,972 in cash from investors which is recorded as a liability to issue shares until such time as the shares are issued.

Noncontrolling Interest

For the three months ended June 30, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $68,131 and $144,887, respectively. During the three months ended June 30, 2020 and 2019, the Company paid distributions to non-controlling shareholders of $85,223 and $0, respectively. For the six months ended June 30, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $246,947 and $214,742, respectively. During the six months ended June 30, 2020 and 2019, the Company paid distributions to non-controlling shareholders of $121,223 and $34,298, respectively.

On April 25, 2019, the Company entered into an membership purchase agreement with entities owned by the Company’s Chief Executive officer and Chief Technology Officer, Conversion Labs PR, and purchased the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. As such, the Company now wholly-owns 100% of Conversion labs PR. In order to consummate this transaction, the Company agreed to issue 5 million shares of common stock based on the issuance price of $0.18 per share, equal to $900,000 to the Company’s Chief Executive Officer and Chief Technology Officer. The shares were not issued until August 6, 2019, and, as such, the Company has recorded a liability on the Company’s balance sheet as of June 30, 2019. The difference between the value of the stock issued and net book value of the transfer to accumulated deficit was recognized in non-controlling interest for a charge of $412,377.

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

During the six months ended June 30, 2020 the Company issued 2.4 million stock options to three employees, two advisory board members, and one vendor of the Company. These stock options have a contractual term of 10 years and vest in 1/3 increments over a two to three year period.

The following is a summary of outstanding service-based options activity for the three months ended June 30, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31 2019	15,045,000	$0.20 - 0.40	4.78 years	$0.30
Granted	2,400,000	0.23-1.50	7.29 years	0.57
Cancelled	(1,875,000)	$0.30	7.50 years	0.30
Expired	–	–	–	–
Balance at June 30, 2020	16,070,000	$0.16 - 1.50	4.56 years	$0.34

Exercisable December 31, 2019	11,805,416	$0.20 - 0.40	3.76 years	$0.25
Exercisable at June 30, 2020	14,430,416	$0.20 - 0.40	4.38 years	$0.26

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

The following is a summary of outstanding performance-based options activity for the three months ended June 30, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2019	6,825,000	$0.25 - 0.40	5.59 years	$0.34
Granted	100,000	1.50	9.25	1.50
Cancelled	(650,000)	0.30- 0.30	8.06 years	0.30
Expired	–	–	–	–
Balance at June 30, 2020	6,275,000	$0.25 – 1.50	5.39 years	$0.36

Exercisable December 31, 2019	3,175,000	$0.25 - 0.40	2.63 years	$0.40
Exercisable at June 30, 2020	3,175,000	$0.25 - 0.40	2.63 years	$0.40

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended June 30, 2020:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2019	11,326,621	$0.20 - 0.50	6.02 years	$0.25
Warrants Granted	5,642,715	0.13 - 0.14	5.49 years	0.12
Warrants Exercised	(9,930,759)	0.13 - 0.14	1.45 years	0.14
Warrants Expired	-	-	-	-
Balance at June 30, 2020	7,038,181	$0.13 - 0.50	5.59 years	$0.31

Exercisable December 31, 2019	10,330,244	$0.20 - 0.50	6.24 years	$0.31
Exercisable June 30, 2020	5,745,608	$0.13 - 0.50	5.62	$0.34

Alpha Capital Anstalt (“Alpha”) Warrants

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement (the “2018 Alpha Amendment”) whereby the Company agreed to (i) repay the outstanding balance of the convertible promissory note issued in favor of Alpha on May 29, 2018 in the amount of $224,145, including principal and interest (the “2018 Alpha Note”) and (ii) amend the exercise price of the warrant (the “2018 Alpha Warrant”) issued to Alpha in connection with the 2018 Alpha Note on May 29, 2018. The 2018 Alpha Warrant originally provided for the purchase of up to 1,956,522 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2018 Alpha Amendment. Pursuant to the terms of the 2018 Alpha Warrant and in connection with the 2018 Alpha Amendment, the Company revised the exercise price of the Alpha 2018 Warrant from $0.28 per share to $0.135 per share and increased the number of shares issuable under the Alpha 2018 Warrant from 1,956,522 to 4,057,972 shares.

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement (the “2019 Alpha Amendment”) whereby the Company agreed to (i) repay the outstanding balance of the convertible promissory note issued in favor of Alpha on August 15, 2019 in the amount of $520,000, including principal and interest (the “August 2019 Alpha Note”) and (ii) amend the exercise price of the August 2019 Warrant issued to Alpha in connection with the 2019 Alpha Note on August 15, 2019. The August 2019 Warrant issued to Alpha originally provided for the purchase of up to 1,826,087 shares of the Company’s common stock at an exercise price of $0.28 per share, none of which have been issued as of the date of the 2019 Alpha Amendment. Pursuant to the 2019 Alpha Amendment, Alpha has agreed to the reduction of the exercise price of $0.28 to $0.23. Therefore, effective upon the date of the 2019 Alpha Amendment, the exercise price of the 2019 Alpha Warrant was reduced to $0.23, subject to further adjustment. However, for purposes of calculating additional shares to be issued to Alpha pursuant to the terms of the 2019 Alpha Warrant, the deemed exercise price will be $0.135, as if the exercise price were actually reduced to $0.135 and thereafter increased to $0.23. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Alpha Warrant, the amount of shares that may be purchased upon exercise of the 2019 Alpha Warrant after giving effect to the foregoing is increased to 3,787,439 shares of the Company’s common stock.

As a result of the above transactions, the Company has recorded a deemed distribution to Alpha for the price adjustments of the August 2019 Warrant issued to Alpha of $915,479 which is recorded in the statement of changes in stockholder’s equity as an increase in additional paid in capital and a reduction of accumulated deficit. During the month of March 2020, Alpha exercised a portion of their warrants in a cashless exercise, whereby Alpha exercised 1,336,155 common stock warrants to obtain 451,159 share of common stock.

On May 7, 2020, the Company agreed to further amend August 2019 Warrant issued to Alpha on August 15, 2019, as amended on February 25, 2020 (the “Second Alpha Warrant Amendment”). Specifically, pursuant to anti-dilution provisions contained therein, the Company agreed to amend the August 2019 Warrant issued to Alpha in order to increase the amount of shares able to be purchased thereunder by an additional 1,657,005 shares of the Company’s common stock or an aggregate of up to 5,444,444 shares (the “Alpha Warrant Shares”). On the same day, Alpha exercised, on a cashless basis, all of the August 2019 Warrants issued to Alpha, as amended, resulting in the issuance of 1,957,331 shares of the Company’s common stock to Alpha. Upon Alpha’s cashless exercise, the August 2019 Warrants issued to Alpha are no longer in force or effect and no additional issuances will be due or owing.

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

Stock-based Compensation

The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to approximately $439,000 and $191,000 for the three months ended June 30, 2020 and 2019, respectively. The total stock-based compensation expense related to Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to $535,000 and $373,000 for the six months ended June 30, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

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

2020
Right of Use Asset	19,990
Lease liability	28,917

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued 217,390 shares of common stock and 108,696 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of June 30, 2020 and December 31, 2019, the $0 and $0, respectively was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”).

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

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2020, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

NOTE 8 – RELATED PARTY TRANSACTONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from Mr. Schreiber (President and CEO) incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer, Mr. Schreiber, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $15,000 and $12,000 for the three months ended June 30, 2020 and 2019, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s current Chief Executive Officer to warehouse a majority of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. As of June 30, 2020 and December 31, 2019, the Company owed BV Global Fulfillment $161,823 and $53,026, respectively, which are included in accounts payable and accrued liabilities on the accompany consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following:

On July 27, 2020, the Company issued a secured convertible promissory Note in the principal amount of up to $1,500,000, to an accredited investor. The Company received $600,000 in aggregate gross proceeds. Any additional advances under this note would require the approval of the lender in its sole discretion. This note accrues interest at a rate of one and one-quarter percent (1.25%) per month and matures on January 24, 2021. Upon the closing of a Qualified Financing prior to repayment of this note, upon the written election by the investor, the outstanding principal and all accrued but unpaid interest thereon shall convert into fully paid and nonassessable shares of the preferred stock, par value $0.001 per share, of the Company issued and sold by the Company at the closing of a Qualified Financing. Upon such written election by the lender, this note shall convert into the number of shares of preferred stock (including fractional shares) equal to the quotient of (i) the outstanding principal and accrued but unpaid interest on this note, divided by (ii) the price per share paid by the cash purchasers of the preferred stock sold in such Qualified Financing. “Qualified Financing” means a transaction or series of transactions with the principal purpose of raising capital pursuant to which the Company issues and sells shares of preferred stock for aggregate gross proceeds of at least $2,500,000 (excluding all proceeds from the incurrence of indebtedness, including this note, that is converted into such preferred stock, or otherwise cancelled in consideration for the issuance of such preferred stock). As collateral security for the Company’s obligations under this note, the Company pledged, assigned and transferred to the investor a first priority security interest in and collateral assignment of the Company’s right, title and interest in and to all of the Company’s tangible and intangible property. This note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all outstanding obligations owing under this note will become immediately due and payable at the investor’s election.

During August 2020, the Company offered an inducement to all warrant holders of our $0.40 warrants for a total 2,634,228 common stock warrants outstanding by offering a $0.05 discount on the exercise price of these warrants if they immediately exercised. The adjusted exercise price of these warrants would become $0.35. To date, a vast majority of our warrant holders have exercised this discount, but the Company is still in the process of completing the inducement.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.), our wholly owned subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

Conversion Labs, Inc., was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. On April 1, 2016, our majority-owned subsidiary, Immudyne PR LLC (“Immudyne PR”), which was initially formed for the purpose of a joint venture with the original owners of one of our skincare products, amended and restated its operating agreement whereby we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety after acquiring the remaining minority interest in the Conversion Labs PR, which is now a wholly-owned subsidiary of the Company.

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company.

In early 2019, we also launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business was discontinued in 2019 in order to focus on our core business as well the expansion of our telehealth opportunities.

In June 2019, a joint venture with GoGoMeds.com was formed allowing us to market branded and generic prescription drugs that are then sold and shipped (via GoGoMeds) online directly to consumers in all 50 states and the District of Columbia.

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

Telemedicine Platform

Beginning in 2019, we have made significant investments in our telemedicine technology platform which is the backbone of our physician network, pharmacy provider, CRM system, and third-party advertising platforms. This platform facilitates patient consultations, virtual prescriptions, fulfillment, and follow-up consultations.

Our Telehealth Brands

Our telehealth brands have been built with one singular focus in mind: to become the leading provider of quality healthcare in a virtual setting. To this end, we work with our physicians, our advisors, and our patients to ensure that we can provide the ultimate quality of care. We believe the long-term success of our telehealth business will be driven primarily by the outstanding care we provide in our services and product offerings. Our current brand portfolio is comprised of telehealth brands respectively targeting three market segments: hair loss, men’s health, and emergency medications.

Majority Owned Subsidiary: PDFSimpli

PDFSimpli is a PDF conversion software product, which was acquired through the purchase of 51% of the membership interests of LegalSimpli a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. PDFSimpli enables users to convert, edit and sign PDF documents. As of March 1, 2020, PDFSimpli was ranked in the top 5,750 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 4.5 million registrants globally.  Since its launch, PDFSimpli has converted or edited over 5 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli has over 39,000 active subscriptions as of March 1, 2020.

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting our employees, customers and business operations. We have developed preparedness plans to help safeguard the safety of our employees and customers, while safely continuing business operations.

Due to the global spread of the outbreak, the severity of the pandemic in New York, California, and Puerto Rico where we have corporate offices, and in line with guidance from public health officials, we have temporarily restricted access to our offices and implemented a mandatory remote work policy during this period. Our offices will remain closed until we are able to safely and responsibly re-open them in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.

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

We are also carefully monitoring shifting consumer behavior from brick and mortar retail and physical healthcare offices to our online platform. We have observed continued strength in our e-commerce sales since the end of the quarter ended June 30, 2020, due in part to changing consumer behavior during the COVID-19 pandemic and widespread awareness and acceptance of telemedicine. Telemedicine businesses, such as ours, have benefitted from increased coverage and visibility due to quarantine measures and policies adopted widely across the country. We believe the increased awareness of telehealth is reflected in the rapid growth we are seeing across our telehealth brands.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenue

Our financial results for the three months ended June 30, 2020 are summarized as follows in comparison to the three months ended June 30,2019:

	June 30, 2020		June 30, 2019
	$	% of Sales	$	% of Sales
Product revenues, net	7,869,813	87%	2,307,909	86%
Software revenues, net	1,219,970	13%	390,498	14%
Service revenues, net	-	0%	-	0%
Total revenues, net	$9,089,783	100%	$2,698,407	100%

Cost of product revenue	2,118,001	23%	589,690	22%
Cost of software revenue	72,207	1%	65,521	2%
Total cost of revenue	2,190,208	24%	655,211	24%

Gross profit	$6,899,575	76%	$2,043,196	76%

Selling & marketing expenses	8,394,331	92%	2,215,913	82%
General and administrative expenses	1,338,549	15%	372,853	14%
Operating expenses	203,260	2%	95,477	4%
Customer service expenses	89,482	1%	141,278	5%
Development costs	92,325	1%	50,838	2%
Total expenses	$10,117,947	111%	$2,876,360	107%

Loss from operations	$(3,218,372)	(35)%	$(833,164)	(31)%
Other income (expenses)	(228,875)	(30)%	(129,826)	(5)%
Income from continuing operations before provision for income taxes	$(3,447,247)	(38)%	$(962,990)	(36)%
Income taxes	-	0%	-	0%
Net income (loss) attributable to noncontrolling interests	$(68,131)	(1)%	$(144,887)	(5)%
Net income (loss) attributable to Conversion Labs, Inc.	$(3,379,116)	(37)%	$(818,103)	(30)%

Revenues for the three months ended June 30, 2020 were approximately $9.1 million, an increase of 236.9% compared to approximately $2.3 million for the three months ended June 30, 2019. The increase in revenues was attributable to both the increase in product revenue of 241.0% and an increase in software revenue of 212.4%. Product revenue accounts for 87% of total revenue and has increased in the three months ended June 30, 2020 due to an increase in online sales demands. Management attributes a portion of this increased demand to the nationwide lockdown resulting from COVID-19 precautions and the resulting increase in consumers’ purchases online. Software revenue accounts for 13% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, market awareness, and continued marketing campaigns.

Cost of product revenues consists primarily of product material costs and fulfillment costs directly attributable to the production of our products. Cost of software revenue consist primarily of credit card processing fees and information technology fees related to our online platform. Total cost of revenue increased by approximately 234.3.% to approximately $2.2 million for the three months ended June 30, 2020 compared to approximately $655,000 for the three months ended June 30, 2019. The increase in cost of revenues was due to increased revenues and related increase in merchant and other processing fees incurred due to the higher sales volumes in both our product and software sales.

Gross profit increased by approximately 237.7% to approximately $6.9 million for the three months ended June 30, 2020 compared to approximately $2.0 million for the three months ended June 30, 2019. This is a result of the increased sales. Gross profit as a percentage of revenues remained consistent at 76% for the three months ended June 30, 2020 and for the three months ended June 30, 2019.

Operating Expenses

	Three Months Ended June 30,
	2020	2019
Selling & marketing expenses	$8,394,331	$2,215,913
General and administrative expenses	1,338,549	372,853
Operating expenses	203,260	95,477
Customer service expenses	89,482	141,278
Development costs	92,325	50,838
Total operating expenses	$10,117,947	$2,876,360

Operating expenses for the three months ended June 30, 2020 were approximately $10.1 million, as compared to approximately $2.9 million for the three months ended June 30, 2019. This represents an increase of 251.8%, or $7.2 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended June 30, 2020, the Company had an increase of approximately $5.1 million in selling and marketing costs resulting from additional sales and marketing initiatives to drive further growth throughout all of 2020.

(ii)	General and administrative expenses: This mainly consists of payroll expenses for executive management, stock-based compensation, amortization expense and legal and professional fees. During the three months ended June 30, 2020, the Company has had an increase of approximately $950,000 in general and administrative expenses, primarily related to stock-based compensations and infrastructure to support the increase in sales volume.

(iii)	Other operating expenses: This mainly consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the three months ended June 30, 2020, the Company had an increase of approximately $100,000, primarily related to increases in sales volume driving up bank charges, IT services, and offices supplies offset by decreases in rent and royalty expense.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During the three months ended June 30, 2020, the Company had a decrease of approximately $51,000, primarily related to decreases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended June 30, 2020, the Company had an increase of approximately $41,000, primarily resulting from technology platform improvements for LegalSimpli and amortization expenses at Conversion Labs PR.

Other Expense

	Three Months Ended June 30,
	2020	2019
Interest expense	$228,875	$129,826

Total	$228,875	$129,826

Other expense for the three months ended June 30, 2020 increased by $99,000 compared to the three months ended June 30,2019. The increase in other expense is primarily attributable to an increase in the amortization of debt discount.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenue

Our financial results for the six months ended June 30, 2020 are summarized as follows in comparison to the six months ended June 30, 2019:

	June 30, 2020		June 30, 2019
	$	% of Sales	$	% of Sales
Product revenues, net	10,825,614	81%	4,729,435	88%
Software revenues, net	2,568,981	19%	667,962	12%
Service revenues, net	-	0%	-	0%
Total revenues, net	$13,394,595	100%	$5,397,397	100%

Cost of product revenue	3,462,161	26%	1,199,866	22%
Cost of software revenue	487,686	4%	133,318	2%
Total cost of revenue	3,949,847	29%	1,333,184	25%

Gross profit	$9,444,748	71%	$4,064,213	75%

Selling & marketing expenses	11,140,213	83%	4,206,894	78%
General and administrative expenses	2,507,527	19%	707,859	13%
Operating expenses	327,751	2%	181,263	3%
Customer service expenses	257,667	2%	268,216	5%
Development costs	170,467	1%	96,515	2%
Total expenses	$14,403,625	108%	$5,460,747	101%

Loss from operations	$(4,958,877)	(46)%	$(1,396,534)	(30)%
Other income (expenses)	(1,021,914)	(9)%	(300,020)	(6)%
Income from continuing operations before provision for income taxes	$(5,980,791)	(55)%	$(1,696,554)	(36)%
Income taxes	-	0%	-	0%
Net income (loss) attributable to noncontrolling interests	$(206,947)	(2)%	$(214,702)	(5)%
Net income (loss) attributable to Conversion Labs, Inc.	$(5,773,844)	(53)%	$(1,481,852)	(31)%

Revenues for the six months ended June 30, 2020 were approximately $13.4 million, an increase of 148.2% compared to approximately $5.4 million for the six months ended June 30, 2019. The increase in revenues was attributable to both the increase in product revenue of 128.9% and an increase in software revenue of 284.6%. Product revenue accounts for 81% of total revenue and has increased in the six months ended June 30, 2020 due to an increase in online sales demands. Management attributes a portion of this increased demand to the nationwide lockdown resulting from COVID-19 precautions and the resulting increase in consumers’ purchases online. Software revenue accounts for 19% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, market awareness, and continued marketing campaigns.

Cost of product revenues consists primarily of product material costs and fulfillment costs directly attributable to product production. Cost of software revenue consist primarily of credit card processing fees and information technology fees related to our online platform. Total cost of revenue increased by approximately 196.3% to approximately $3.9 million for the six months ended June 30, 2020 compared to approximately $1.3 million for the six months ended June 30,2019. The increase in cost of revenues was due to increased revenues and a related increase in merchant and other processing fees incurred due to the higher sales volumes in both our product and software sales.

Gross profit increased by approximately 132.4% to approximately $9.4 million for the six months ended June 30,2020 compared to approximately $4.1 million for the six months ended June 30, 2019. This is due to increased sales. Gross profit as a percentage of revenues was 71% for the six months ended June 30, 2020 versus 75% for the six months ended June 30, 2019. The decrease of 4% is attributed to the higher cost of sales incurred during the second quarter of 2020 resulting from the use of different suppliers. New suppliers were used to supplement production for increased product demand.

Operating Expenses

	Six Months Ended June 30,
	2020	2019
Selling & marketing expenses	$11,140,213	$4,206,894
General and administrative expenses	2,507,527	707,859
Operating expenses	327,751	181,263
Customer service expenses	257,667	268,216
Development costs	170,467	96,515
Total operating expenses	$14,403,625	$5,460,747

Operating expenses for the six months ended June 30, 2020 were approximately $14.4 million, as compared to approximately $5.5 million for the six months ended June 30, 2019. This represents an increase of 163.8%, or $8.9 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30,2020, the Company had an increase of approximately $7 million in selling and marketing costs. This resulted from additional sales and marketing initiatives to drive further growth throughout all of 2020.

(ii)	General and administrative expenses: This mainly consists of payroll expenses for executive management, stock-based compensation, amortization expense and legal and professional fees. During the six months ended June 30, 2020, the Company has had an increase of approximately $1.8 millions in general and administrative expenses mainly related to stock-based compensations and infrastructure to support the increase in sales volume.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the six months ended June 30, 2020, the Company had an increase of approximately $146,000, primarily related to increases in sales volume driving up banking fees, IT services, and offices supplies, offset by decreases in rent and royalty expense.

(iv)	Customer service expenses: This mainly consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During the six months ended June 30, 2020, the Company had a decrease of approximately $11,000, primarily related to decreases in headcount in the Company’s customer service department effected in the second quarter.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the six months ended June 30, 2020, the Company had an increase of approximately $41,000, primarily resulting from technology platform improvements for LegalSimpli and amortization expenses at Conversion Labs PR.

	Six Months Ended June 30,
	2020	2019
Interest expense	$1,021,914	$300,020

Total	$1,021,914	$300,020

Other expense for the six months ended June 30, 2020 increased by $721,894 compared to the six months ended June 30,2019. The increase in other expense is primarily attributable to increases in interest and amortization of debt discount.

Working Capital

	June 30, 2020	December 31, 2019
Current assets	$2,191,089	$2,747,402
Current liabilities	7,164,014	3,975,442
Working capital	$(4,972,925)	$(1,228,340)

Current assets decreased by approximately $556,000 for the six months ended June 30,2020. This is primarily attributable to a decrease in cash and cash equivalents of $770,000 due to payments on convertible notes. This was offset by an increase in accounts receivable and other current assets of $214,000. Current liabilities increased by $3.2 million which was primarily attributable to an increase in accounts payable and accrued liabilities as a result of the Company extending payables and credit terms with vendors during the six months ended June 30, 2020.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2020	June 30,2019
Net loss	$(5,980,791)	$(1,696,554)
Net cash provided by operating activities	(1,097,281)	640,182
Net cash (used in) investing activities	(677,161)	(500,000)
Net cash provided by (used in) financing activities	1,003,969	(55,168)
Net increase (decrease) in cash	$(770,143)	$85,014

Since inception, the Company has funded operations through the revenues of its products, issuance of common stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash provided by operating activities was approximately $1.1 million for the six months ended June 30, 2020, as compared with net cash used in operating activities of approximately $640,000 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $677,000, as compared with net cash provided by investing activities of $500,000 for the six months ended June 30, 2019. Net cash used in investing activities was primarily due to continued payments on the Company’s purchase of LegalSimpli of $400,000 and the cash paid for capitalized software costs of approximately $277,000.

Net cash provided by financing activities for the six months ended June 30, 2020 was $1,003,969, as compared with net cash used in financing activities of $55,168 for the six months ended June 30, 2019. During the six months ended June 30, 2020, financing activities consisted of proceeds from convertible notes payable $1,750,000, and cash receipts for shares of $1,889,000 which were offset by the repayment of notes payable of approximately $2,500,000, distributions of noncontrolling interests of $121,223 and payment for debt issuance costs of $15,000.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company has an accumulated deficit approximating $23.7 million and has experienced significant losses from continuing operations. Based on the Company’s cash balance as of June 30, 2020, and projected cash needs, management estimates that it will need an additional $4.0 million through the next 12 months, either from increasing sales revenue and/or raising additional capital via the sale of common stock or other equity securities, or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company offers a suite of software to customers as a monthly subscription-based service. This suite of software allows the user or subscriber to convert almost any type of document to other editable document type formats for easy editing. For these subscription-based contracts with customers, the Company offers a 14-day trial period which is billed at $1.95 for an initial period, a monthly subscription, or a yearly subscription to the Company’s software. The Company has estimated that there is one product and performance obligation that is delivered over time, as the Company allows the subscriber to access the service for the time period purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the sales over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription. The Company offers a discount for purchase of the monthly and yearly subscriptions, which must be paid at the initiation of the contract term, so that the contract price is fixed at the contract initiation. Yearly and monthly subscriptions for the subscription are recorded net of the Company’s known discount. As of the period ended June 30, 2020 and as the year ended December 31, 2019, the Company has accrued contract liabilities of approximately $303,000 and $110,000, respectively which represent obligation on in-process monthly or yearly contracts with customers and yet to be recognized initial 14-day trial periods.

Customer discounts, returns and rebates on product revenues during the six months ended June 30, 2020 and six months ended June 30,2019 approximated $1.3 million and $713,000, respectively. Customer discounts and allowances on software revenues during the three months ended June 30, 2020 and the three months ended June 30, 2019 approximated $163,000 and $26,500, respectively.

Capitalized Software Costs

The Company capitalizes certain payroll and third-party costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred. As of June 30, 2020 and 2019, the Company capitalized $313,827 and $0 related to internally developed software costs which is included in development. As of June 30,2020, these costs include $40,000 in capitalized stock based compensation that was given to a third-party service provider. During the three months ending June 30, 2020 and 2019, the Company amortized $8,251 and $0 of capitalized software costs.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the current COVID-19 pandemic. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally. Our results of operations could be adversely affected to the extent that such coronavirus or any other epidemic generally harms the global economy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2020 without registration under the Securities Act:

During the six months ended June 30, 2020, the Company received $1,639,000 in cash from investors which was recorded as a liability to issue shares until such time as the shares were issued.

On May 7, 2020, Brio exercised, on a cashless basis, the Brio Warrants in full resulting in the issuance of 611,666 shares of the Company’s common stock to Brio. Upon Brio’s cashless exercise, the 2019 Brio Warrants are no longer in force or effect and no additional issuances will be due or owing.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date	Filed Herewith
10.1	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
10.2	Alpha 2019 Note Repayment and Warrant Amendment	10-Q	10.3	5/19/2020
10.3	Alpha 2018 Warrant Amendment.	10-Q	10.4	5/19/2020
10.4	Brio 2019 Note Repayment and Warrant Amendment	10-Q	10.5	5/19/2020
10.5	Brio 2018 Warrant Amendment	10-Q	10.6	5/19/2020
10.6	Form of Purchase Agreement	10-Q	10.7	5/19/2020
10.7	Consulting Agreement by and between the Company and Auxo Technology Labs.	10-Q	10.8	5/19/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	August 14, 2020

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)
Date:	August 14, 2020

