Form 10-Q
period 2020-09-30
CONVERSION LABS, INC.
filed 2020-11-16
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 13, 2020, there were 19,627,046 shares of the registrant’s common stock outstanding.

CONVERSION LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$916,637	$1,106,624
Accounts receivable, net	414,342	97,448
Product deposit	1,093,388	150,000
Inventory, net	1,858,545	950,059
Other current assets	370,078	442,971
Total Current Assets	4,652,990	2,747,102

Non-current assets
Right of use asset, net	18,173	23,625
Capitalized Software, net	334,585	-
Intangible assets, net	423,743	675,452
Total non-current assets	776,501	699,077

Total Assets	$5,429,491	$3,446,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,269,145	$3,051,156
Notes payable, net	1,754,143	814,734
Contract liabilities	412,616	109,552
Total Current Liabilities	9,435,904	3,975,442

Long-term Liabilities
Lease Liability	28,241	29,978
Contingent consideration on purchase of LegalSimpli	100,000	500,000
Liability to issue common stock	218,848	-
Series B Preferred Stock - put liability	3,541,137	-
Deferred tax liability	70,000	70,000
Total Liabilities	13,394,130	4,575,420

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred Stock, $0.0001 per value; 4,996,500 and 5,000,000 shares authorized
Series B Preferred Stock, $0.0001 per value; 5,000 and 0 shares authorized, 3,500 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,634,962 and 10,680,730 shares issued, 15,531,922 and 10,577,690 outstanding as of September 30, 2020 and December 31, 2019, respectively	156,349	106,807

Additional paid-in capital	40,614,348	15,663,626
Accumulated deficit	(47,901,176)	(16,594,917)
	(7,130,479)	(824,484)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total Conversion Labs, Inc. Stockholders’ Deficit	(7,294,180)	(988,185)

Non-controlling interest	(670,459)	(141,056)

Total Stockholders’ Deficit	(7,964,639)	(1,129,241)

Total Liabilities and Stockholders’ Deficit	$5,429,491	$3,446,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Product revenues, net	$9,433,136	$2,461,765	$20,258,750	$7,309,524
Software revenues, net	1,567,627	664,962	4,136,608	1,214,600
Service revenues, net	5,000	-	5,000	-
Total Revenues, net	11,005,763	3,126,727	24,400,358	8,524,124

Cost of product revenue	2,338,831	612,072	5,800,992	1,811,938
Cost of software revenue	396,105	68,009	883,791	201,327
Cost of revenues	2,734,936	680,081	6,684,783	2,013,265

Gross Profit	8,270,827	2,446,646	17,715,575	6,510,859

Expenses
Selling & marketing expenses	10,528,833	2,073,016	21,669,046	5,580,276
General and administrative expenses	17,589,366	929,471	20,096,893	2,034,067
Operating expenses	336,001	216,065	663,752	700,225
Customer service expenses	230,788	140,579	488,455	408,795
Development Costs	118,346	61,221	288,813	157,736
Total expenses	28,803,334	3,420,352	43,206,959	8,881,099

Operating Loss	(20,532,507)	(973,706)	(25,491,384)	(2,370,240)

Interest expense, net	(291,096)	(130,936)	(1,313,010)	(430,956)

Loss from operations before provision for income taxes	(20,823,603)	(1,104,642)	(26,804,394)	(2,801,196)

Provision for income taxes	-	-	-	-

Net Loss	(20,823,603)	(1,104,642)	(26,804,394)	(2,801,196)

Net (loss) attributable to noncontrolling interests	(201,233)	(160,838)	(408,180)	(375,540)

Net loss attributable to Conversion Labs, Inc.	$(20,622,370)	$(943,804)	$(26,396,214)	$(2,425,656)

Deemed distribution to holders of common and Series B Preferred stock	(3,573,636)	-	(4,716,021)	-

Net loss attributable to Conversion Labs, Inc. common stockholders	$(24,122,370)	$(943,804)	$(31,306,259)	$(2,425,656)

Basic loss per share attributable to Conversion Labs, Inc. common stockholders	$(1.65)	$(0.09)	$(2.47)	$(0.25)
Diluted loss per share attributable to Conversion Labs, Inc. common stockholders	$(1.65)	$(0.09)	$(2.47)	$(0.25)

Weighted Average number of common shares outstanding:
Basic	14,674,693	10,134,968	12,581,401	9,627,093
Diluted	14,674,693	10,134,968	12,581,401	9,627,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total

Balance at December 31, 2019	10,680,730	$106,807	$15,663,626	$(16,594,917)	$(163,701)	$(988,185)	$(141,056)	$(1,129,241)

Stock compensation	-	-	95,900	-	-	95,900	-	95,900
Cashless exercise of warrants	147,858	1,479	(1,479)	-	-	-	-	-
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(106,519)	-	(106,519)	-	(106,519)
Deemed dividend from warrant price adjustments	-	-	1,142,385	(1,142,385)	-		-	-
Net (loss)	-	-	-	(2,394,728)	-	(2,394,728)	(138,816)	(2,533,544)

Balance at March 31, 2020	10,828,588	108,286	16,900,432	(20,238,549)	(163,701)	(3,393,532)	(315,872)	(3,709,404)

Stock issued for services	50,000	500	34,700	-	-	35,200	-	35,200
Stock compensation	-	-	438,575	-	-	438,575	-	438,575
Cashless exercise of warrants	843,240	8,432	(8,432)	-	-	-	-	-
Sale of common stock	294,120	2,941	247,059	-	-	250,000	-	250,000
Shares issued for share liability (proceeds received for prior period)	2,196,740	21,967	1,704,033	-	-	1,726,000	-	1,726,000
Distribution to non-controlling interest	-	-	-		-	-	(85,223)	(85,223)
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(87,505)	-	(87,505)	-	(87,505)
Net (loss)	-	-	-	(3,379,116)	-	(3,379,116)	(68,131)	(3,447,247)

Balance June 30, 2020	14,212,688	142,126	19,316,367	(23,705,170)	(163,701)	(4,410,378)	(469,226)	(4,879,604)

Stock compensation	-	-	16,376,933	-	-	16,376,933	-	16,376,933
Sale of warrants	-	-	25,000	-	-	25,000	-	25,000
Exercise of warrants	379,957	3,800	618,963	-	-	622,763	-	622,763
Exercise of stock options	335,600	3,356	297,044	-	-	300,400	-	300,400
Cashless exercise of stock options	331,270	3,313	(3,313)	-	-	-	-	-
Shares issued for share liability (proceeds received for prior period)	375,447	3,754	409,718	-	-	413,472	-	413,472
Deemed dividend from warrant price adjustments			73,636	(73,636)		-	-	-
Deemed dividend from warrants issued and BCF with Series B Preferred Stock	-	-	3,500,000	(3,500,000)	-	-	-	-
Net (loss)	-	-	-	(20,622,370)	-	(20,622,370)	(201,233)	(20,823,603)

Balance September 30, 2020	15,634,962	$156,349	$40,614,348	$(47,901,176)	$(163,701)	$(7,294,180)	$(670,459)	$(7,964,639)

	Conversion Labs, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total

Balance at December 31, 2018	9,156,461	$91,564	$13,110,507	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	20,000	200	15,800			16,000		16,000
Stock compensation	200,000	2,000	152,600			154,600		154,600
Distributions to non-controlling interest						-	(34,298)	(34,298)
Net loss				(663,747)		(663,747)	(69,816)	(733,563)

Balance at March 31, 2019	9,376,461	93,764	13,278,907	(12,804,417)	(163,701)	404,553	(182,076)	222,477

Agreement to issue shares for non-controlling interest in CVLB PR				(1,319,408)		(1,319,408)	412,377	(907,031)
Stock compensation			218,460			218,460		218,460
Net loss				(818,104)		(818,104)	(144,886)	(962,990)

Balance June 30, 2019	9,376,461	93,764	13,497,367	(14,941,929)	(163,701)	(1,514,499)	85,415	(1,429,084)

Agreement to issue shares for non-controlling interest in CVLB PR	1,000,000	10,000	890,000	2,361		902,361	4,668	907,029
Stock compensation			166,955			166,955		166,955
Warrants issued in conjunction with stock			20,825			20,825		20,825
Warrants issued in conjunction with debt			569,146			569,146		569,146
Purchase of common stock	304,269	3,045	326,131			329,176		329,176
Distributions to non-controlling interest						-	(27,327)	(27,327)
Net loss				(943,804)		(943,804)	(160,838)	(1,104,642)

Balance September 30, 2019	10,680,730	$106,809	$15,470,424	$(15,883,372)	$(163,701)	$(469,840)	$(98,082)	$(567,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,804,394)	$(2,801,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	817,118	324,448
Amortization of capitalized software	36,001	-
Amortization of intangibles	251,709	251,709
Acceleration of debt discount	500,145	4,536
Bad debt expense	58,470	-
Sales return and allowances	211,000	40,000
Inventory reserves	44,981	-
Operating Lease Payments	3,715	-
Liability to issue shares for services	32,500	16,000
Stock issued for services	35,200	-
Stock compensation expense	16,898,733	540,015
Changes in Assets and Liabilities
Accounts receivable	(586,364)	(6,201)
Product deposit	(943,388)	(18,511)
Inventory	(953,467)	275,091
Other current assets	72,893	154,057
Deferred revenue	303,064	158,255
Deferred tax liability	-	(4,000)
Accounts payable and accrued expenses	4,426,702	1,158,293
Net cash (used in) provided by operating activities	(5,595,382)	92,496

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(330,586)	-
Payment to seller for contingent consideration	(400,000)	(500,000)
Net cash used in investing activities	(730,586)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from Series B Preferred Stock	2,892,500	-
Proceeds from convertible notes payable	2,350,000	1,126,250
Cash proceeds from sale of common stock	2,338,349	-
Cash proceeds from exercise of warrants	622,763	-
Cash proceeds from exercise of options	300,400	-
Cash proceed from sale of warrants	25,000	-
Payment of debt issuance costs	(15,000)	-
Distributions to non-controlling interest	(121,223)	(61,626)
Proceeds from note payable	242,000	-
Repayment of notes payable	(2,498,808)	(345,000)
Purchase of shares and warrants	-	349,999
Debt issuance costs	-	(61,320)
Net cash provided by financing activities	6,135,981	1,008,303

Net (decrease) increase in cash	(189,987)	600,799

Cash at beginning of the period	1,106,624	180,093

Cash at end of the period	$916,637	$780,892

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$592,961	$324,372

Issuance of company stock for investment in subsidiary	$-	$900,000
Cashless exercise of warrants	$49,551	$-
Deemed dividend from warrant price adjustments	$1,216,021	$-
Deemed distribution from warrants issued with Series B Preferred Stock	$3,500,000	$-
Stock yet to be issued for capitalized costs	$40,000	$-
Deemed distribution from down-round provision on unissued shares	$194,022	$-
Liability to issue common stock	$76,348	$-
Debt issuance costs for liability to issue shares	$219,450	$-
Conversion of convertible note payable and interest for Series B Preferred Stock	$607,500	$-
Stock issued for capitalized costs	$12,675	$-
Warrants issued in relation to debt	$-	$569,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONVERSION LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

Conversion Labs, Inc. (the “Company”), was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018. Further, in connection with changing its name, the Company changed its trading symbol to CVLB. On April 1, 2016, our majority-owned subsidiary, Immudyne PR LLC (“Immudyne PR”), which was initially organized for the purpose of forming a joint venture with the original owners of one of our skincare products, amended and restated its operating agreement whereby we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”, and/or “CLPR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety after acquiring the remaining minority interest in the Conversion Labs PR, which is now a wholly-owned subsidiary of the Company.

The Company is a direct-to-consumer response healthcare company that provides a convenient, cost-effective and smarter way for consumers to access high quality Over The Counter (OTC) products and prescription medications.

For the nine months ended September 30, 2020 the Company generated $20.3 million in revenue from sales of its branded products and $ 4.1 million in revenue from sales generated on its software platform. The Company has incurred operating losses since inception and has an accumulated deficit of $47.9 million as of September 30, 2020.

The U.S. healthcare system is undergoing a paradigm shift largely due to new technologies and the emergence of direct-to-consumer healthcare. The COVID-19 Pandemic has accelerated this paradigm shift across all facets of internet commerce activities. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a neighborhood pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care, as well as hindering prescription adherence. Direct-to-consumer telemedicine companies, like our Company, offer patients immediate and virtual treatment from licensed physicians, and the home delivery of prescription medications, devices and diagnostics bundled with over-the counter wellness products.

The worsening global COVID-19 pandemic occurring during the fall season of 2020, has resulted in significant, and heightened governmental measures being implemented to control the spread of COVID-19, and while we cannot predict their scope and severity, these developments and measures could materially and adversely affect our business beyond the initial positive impacts we recognized. As a result of the worsening pandemic, our results of operations and our financial condition could be negatively impacted.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are taking steps to minimize its impact on our business. However, the extent to which COVID-19 impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others, including the timing and the likelihood of a successful vaccine.

Furthermore, if we or any of our significant supply vendors, with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company.

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business as well as the expansion of our telehealth opportunities.

In June 2019, a strategic joint venture with GoGoMeds.com (GoGoMeds) was formed in order to help facilitate the launch of our telemedicine business. GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia However, on August 7, 2020, the Company terminated its Strategic Partnership Agreement with GoGoMeds. The joint venture with GoGoMeds had not initiated activities, and its termination did not have an impact on the Company’s operations.

Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, had no activity during the nine months ended September 30, 2020 and was dissolved during the period.

Unless otherwise indicated, the “Company” refers Conversion Labs, Inc. (formerly known as Immudyne, Inc.), our wholly owned subsidiary Conversion Labs PR, LLC (“Conversion Labs PR”, formerly known as Immudyne PR LLC), a Puerto Rico limited liability company and our majority-owned subsidiary LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on October 14, 2020 (the “Effective Date”). All references to common shares and common share data in these unaudited financial statements and elsewhere in this Form 10-Q as of September 30, 2020, and for the three and nine-months then ended, reflect the Reverse Stock Split.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and the continued financial support from officers and directors, obtaining funding from third-party sources or the issuance of additional shares of common stock. See Subsequent Event Note 9 for a further discussion of a private placement offering, which closed on November 3, 2020, yielding approximately $13.2 million in net proceeds to the Company after deduction of placement fees and other offering expenses. The Company intends to use the net proceeds to expedite growth initiatives, as well as for general corporate purposes.

Going Concern Evaluation

The accompanying unaudited financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company has an accumulated deficit approximating $47.9 million and has experienced significant losses from its operations.

Based on the Company’s cash balance as of September 30, 2020, and projected cash needs, management estimates that it will need an additional $7.2 million through the next 12 months. The Company has also closed a private placement offering, discussed in “Liquidity” above, and further in Note 9, “Subsequent Events”. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited financial statements but does not include all disclosures required by US GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. The results of the three and nine months ended September 30, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2020, nor the pending three month results ending December 31, 2020.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR and its majority owned subsidiary, LegalSimpli. The non-controlling interest in LegalSimpli represents the 49% equity interest held by other members of the subsidiary.

All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves (if necessary) for accounts receivable, returns and allowances, useful life of intangible and right of use assets, the valuation of inventory and inputs into the provision for lease liabilities and stockholders’ equity-based transactions. Actual results could differ from those estimates.

The continuing impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. As a result, many of our estimates and assumptions for the three and nine months ended September 30, 2020 were subject to an increased level of judgment and may carry a higher degree of variability and volatility. In future periods, subsequent to September 30, 2020, when additional information becomes available, which may differ from our current assumptions, may subject our estimates to material change in future periods.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations, as result the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation.

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site, in these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues during the three months ended September 30, 2020 and 2019 approximated $823,000 and $219,000, respectively, and approximated $2,157,000 and $1,004,000, respectively, during the nine months ended September 30, 2020 and 2019.

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2020 and December 31, 2019, the Company has accrued contract liabilities, as deferred revenue, of approximately $413,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

For the three and nine months ended September 30, 2020 and 2019, the Company had the following disaggregated revenue:

	Three Months September 30,		Nine Months September 30,
	2020	2019	2020	2019
Product revenues- CLPR:
Shapiro MD	$5,387,599	$2,203,361	$13,543,977	$6,784,487
Rex MD	4,008,687	-	6,524,247	-
iNR Wellness	19,875	224,730	139,129	458,324
Purpurex	16,973	7,108	47,290	17,340
Scarology	-	25,606	4,105	44,332
Other -misc. service	5,002	960	5,002	5,041
Total product revenue for CLPR	$9,438,136	$2,461,765	$20,263,750	$7,309,524

Software revenue:
LegalSimpli	1,567,627	664,962	4,136,608	1,214,600

Total net revenue	$11,005,763	$3,126,727	$24,400,358	$8,524,124

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2020 and 2019, the Company had an allowance for bad debt, attributable to single agent relationship amounting to $58,470 and $0, respectively. As of September 30, 2020 and December 31, 2019, the reserve for sales returns and allowances was approximately $294,000 and $83,000, respectively. As of September 30, 2019 and December 31, 2018, the reserve for sales returns and allowances was approximately $83,000 and $43,000, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded as contra assets in arriving at presented accounts receivable, net. The Company has reevaluated the nature of the accounts and determined them to be liabilities.

Inventory

As of September 30, 2020 and December 31, 2019, inventory primarily consisted of finished goods related to the Company’s brands included in the product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location, which is owned by a related party, in Pennsylvania and at Amazon fulfillment centers.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of September 30, 2020 and December 31, 2019, the Company recorded an inventory reserve in the amount of $57,481 and $12,500, respectively. The increase in our inventory reserve mainly is attributable to the lack of marketability for our INR Wellness product line.

As of September 30, 2020 and December 31, 2019, the Company’s inventory consisted of the following:

	September 30,	December 31,
	2020	2019

Finished Goods - Products	$1,759,519	925,017
Raw materials and packaging components	156,507	37,542
Inventory reserve	(57,481)	(12,500)
Total Inventory - net	$1,858,545	$950,059

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2020, and December 31, 2019, the Company has approximately $1,093,000 and $150,000, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2020 and December 31, 2019, the Company approximates it’s implicit purchase commitments to be $2.2 million and $300,000, respectively. As of September 30, 2020, and December 31, 2019, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of September 30, 2020 and 2019, the Company capitalized $334,585 and $0 related to internally developed software costs which is included in development costs on our statement of operations. As of September 30, 2020, these costs include $40,000 in capitalized stock based compensation for a third-party service provider. During the nine months ending September 30, 2020 and 2019, the Company amortized $36,001 and $0 of capitalized software costs, respectively.

Intangible Assets

Intangible assets are comprised of a customer relationship asset and purchased license with an estimated useful life of three years and indefinite life, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

Liability to Issue Common Stock

Liability to issue common stock represents liabilities of the Company for failing to issue shares of common stock timely to various consultants and or third-party investors in conjunction with various consulting, service, warrant or stock purchase agreements. As of September 30, 2020, the Company has a liability to issue 326,983 shares of common stock for $218,848 in fair value. During the nine months ended September 30, 3020, the Company received $2,338,349 in cash from investors which was recorded as a liability to issue shares until such time as the shares were issued. The number of shares of common stock pending issuance are fixed, with the corresponding liability subject to change pursuant to the share price at the time of issuance. The initial liability is established using the fair market value of the common stock price on the date of the agreement’s trigger resulting in the need to issue, or the purchase price specified in the stock purchase agreement, dependent on the circumstance.

Income Taxes

The Company files corporate federal, state and local tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to audit by all related taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

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

Common stock equivalents comprising shares underlying 5,931,158 options and warrants for the three and nine months ended September 30, 2020 have not been included in the loss per share calculations as the effects are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and the face amount of notes payable approximate fair value for all periods presented.

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of September 30, 2020 and December 31, 2019, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three and nine months ended September 30, 2020 and the year ended December 31, 2019, we purchased 100% of our finished goods from two (2) manufacturers.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. This standard was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments, may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year, or January 1, 2021, should the Company elect to early adopt. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s financial statements and disclosures.

Other Recent Accounting Pronouncements

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

As of September 30, 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	September 30,	December 31,	Amortizable
	2020	2019	Life
Amortizable Intangible Assets
Customer Relationship Asset	$1,006,840	$1,006,840	3 years
Purchased Licenses	200,000	200,000
Less: Accumulated amortization	(783,097)	(531,388)
Total Net Amortizable Intangible Assets	$423,743	$675,452

The aggregate amortization expense of the Company’s intangible assets for the three months ended September 30, 2020 and 2019 was approximately $83,903, respectively. The aggregate amortization expense of the Company’s intangible assets for the nine months ended September 30, 2020 and 2019 was approximately $251,709, respectively. Amortization expense for the remainder of 2020 and 2021 is $275,570 and $148,173, respectively.

NOTE 4 – NOTES PAYABLE

On May 29, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund Ltd. (“Brio”), (collectively, the “2018 SPAs”) .. Pursuant to the terms of the Purchase Agreement, the Company issued and sold the 2018 SPAs senior secured convertible notes in the aggregate original principal amount of $550,000 (collectively, the “Alpha and Brio Notes”), and warrants to purchase up to 478,261 shares of the Company’s common stock (collectively the “Alpha and Brio Warrants”). The Alpha and Brio Notes matured on May 2019. Interest on the outstanding principal amount of the Alpha and Brio Notes had compounded annually at the annual rate of twelve percent (12%), subject to adjustments through to their maturity date. The Alpha and Brio Notes were convertible into the Company’s common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the Holder shall be $1.15 per share of Common Stock, subject to adjustment as defined in the Alpha and Brio Notes. Alpha and Brio have converted $344,642 of these notes including $9,922 of interest as of December 31, 2019, leaving a balance of $187,308. As of September 30, 2020, these notes have been paid off.

On August 15, 2019, the Company entered into securities purchase agreements (the “August 2019 Purchase Agreements”) with two accredited investors, including Alpha and Brio. Pursuant to the terms of the August 2019 Purchase Agreements, the Company issued and sold to the investors convertible promissory notes for the aggregate original principal amount of $1,291,000 (collectively the “August 2019 Notes”), and warrants to purchase up to 935,870 shares of the Company’s common stock (the “August 2019 Warrants”). The August 2019 Notes matured on August 15, 2020 and accrued interest at a rate of twelve percent (12%) per annum, subject to adjustments, prior to maturity, as defined therein. The August 2019 Notes may be converted into shares of the Company’s common stock, at the discretion of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own shares in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the investors shall be $1.15 per share of common stock, subject to adjustment as defined therein. In conjunction with the August 2019 Notes, the Company issued the August 2019 Warrants with an exercise price of $1.40 per share. The fair value of August 2019 Warrants was determined to be $569,147 based on the use of Black-Scholes pricing model. The August 2019 Warrants were evaluated by management and deemed to be equity-linked awards subject to ASC 810, Derivatives and Hedging. The August 2019 Notes contained an original issue discount of 20% or $215,250 which is the difference between the note’s face amount of $1,21,000 and the cash proceeds received from the investors. As part of this financing, the Company paid debt issuance costs $284,070 which are placed as a contra-debt account and were amortized over the life of the loan.

On February 25, 2020, the Company entered into a Note Repayment and Warrant Amendment Agreement with Alpha and Brio, whereby the Company agreed to repay the outstanding balance of Alpha and Brio’s August 2019 Notes in the amount of $1,291,000. As a result of this transaction, the Company accelerated debt discounts for warrants, issuance costs and original issue discount of $500,145, which was recognized through interest expense on the accompanying unaudited consolidated statement of operations. As of September 30, 2020 and December 31, 2019, the gross balance payable for these notes was $0 and $1,291,000, respectively. As of September 30, 2020 and December 31, 2019, the Company has cumulatively amortized $568,322 and $404,393 of the debt discounts costs including debt issuance costs, original issue discount, and discount for warrants issued in connection with the debt transaction, all of which is included in interest expense on the accompanying unaudited consolidated statement of operations. As of September 30, 2020 and December 31, 2019, the net balance payable for these notes was $0 and $627,426, respectively.

On February 18, 2020, the Company entered into two purchase agreements (the “C6 Purchase Agreements”) for the purchase and sale of future revenue with C6 Capital, LLC (“C6”). Pursuant to the terms of the C6 Purchase Agreements, the Company issued and sold to C6 two loan agreements in the aggregate original principal amount of $1,020,000. These loans contain an original purchase discount of 18%, or $270,000, in total, or $135,000 per each of the two agreements. C6 paid $375,000 per loan agreement for a total of $750,000. The Company paid debt issuance costs to C6 of $7,500 per agreement, or $15,000 in total, which was placed as a contra-debt account and will be amortized over the life of the loan. The loan agreements require the Company to pay all future receipts of the Company without recourse until such time as the purchased amount has been repaid. The loan agreements require the Company to make a daily average payment of $8,094 during the term of such agreements. As of September 30, 2020, the Company has made $1,020,000 in principal payments under these loan agreements. As of September 30, 2020, the gross balance payable for these loan agreements was $0, and the balance of the loan net of discounts was $0. For the nine months ended September 30, 2020, the Company has amortized $285,000 of debt discount through interest expense on the accompanying unaudited statement of operations.

Beginning May 21, 2020 through May 27, 2020 the Company, issued convertible promissory notes (the “May 2020 Notes”) to five (5) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which the Company received gross proceeds of $1,000,000. The May 2020 Notes were due and payable six months from the date of issuance. The May 2020 Notes entitle each holder to 12% interest upon Maturity, or $120,000. The May 2020 Notes may be converted into shares of the Company’s common stock at any time following the date of issuance at a conversion price of $2.50 per share, subject to adjustment. During the week ended November 6, 2020, all accredited investors exercised their conversion rights under the May 2020 Notes. The Company is preparing to issue the underlying shares effective November 12, 2020.

As an inducement to enter into the transaction, the Company issued an aggregate of 133,000 shares of the Company’s restricted common stock to the May 2020 Investors. In the event of a default, the outstanding balance of the May 2020 Notes shall increase to 130% and shall become immediately due and payable upon notice to the Company.

In June 2020, the Company and its subsidiaries received loans in the aggregate amount of approximately $242,000 (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs. As at September 30, 2020, the $242,000 PPP loan proceeds are reflected on the Company’s balance sheet as current liabilities, within loans payable.

On July 27, 2020, the Company issued a secured convertible promissory note in the principal amount of up to $1,500,000 to an accredited investor. The Company received $600,000 in aggregate gross proceeds. Any additional advances under this note would require the approval of the lender in its sole discretion. This note accrues interest at a rate of one and one-quarter percent (1.25%) per month and carried a maturity date of January 24, 2021. The note balance of $607,500, including accrued interest of $7,500, was repaid in full on August 28, 2020 with the issuance of Series B Convertible Preferred Stock (see Note 5).

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $1,313,010 and $430,956 for the nine months ended September 30, 2020 and 2019, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $291,096 and $130,936 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock and 4,995,000 shares of preferred stock remain undesignated.

Series B Convertible Preferred Stock

On August 27, 2020, the Secretary of State of the State of Delaware delivered confirmation of the effective filing of the Company’s Certificate of Designations of the Series B Convertible Preferred Stock, which established 5,000 shares of the Company’s Series B Preferred Stock, having such designations, rights and preferences as set forth therein (the “Series B Designations”).

The shares of Series B Preferred Stock have a stated value of $1,000 per share (the “Series B Stated Value”) and are convertible into Common Stock at the election of the holder of the Series B Preferred Stock, at a price of $3.25 per share ($0.65 pre-split), subject to adjustment (the “Conversion Price”). Each holder of Series B Preferred Stock shall be entitled to receive, with respect to each share of Series B Preferred Stock then outstanding and held by such holder, dividends at the rate of thirteen percent (13%) per annum (the “Preferred Dividends”).

The Preferred Dividends shall accrue and be cumulative from and after the date of issuance of any share of Series B Preferred Stock on a daily basis computed on the basis of a 365-day year and compounded quarterly. The Preferred Dividends are payable only when, as, and if declared by the Board of Directors of the Company (the “Board”) and the Company has no obligation to pay such Preferred Dividends; provided, however, if the Board determines to pay any Preferred Dividends, the Company shall pay such dividends in kind in a number of additional shares of Series B Preferred Stock (the “PIK Shares”) equal to the quotient of (i) the aggregate amount of the Preferred Dividends being paid by the Company in respect of the shares of Series B Preferred Stock held by such holder, divided by (ii) the Series B Issue Price (as defined in the Series B Designations); provided, further, that, at the election of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding, in their sole discretion, such Preferred Dividends shall be paid in cash or a combination of cash and PIK Shares. Notwithstanding the foregoing, the Preferred Dividends may be paid in cash at the election of the Company if, and only if, (A) the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding consent in writing to the payment of any specific dividend in cash, or (B) at any time following the twenty-four (24) month anniversary of the Closing, (i) the prevailing VWAP of the Common Stock over the trailing ninety (90)-day period is equal to or greater than $3.00 per share (subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events), and (ii) the average trading volume of the Common Stock over the trailing ninety (90)-day period is equal to or greater than 40,000 shares (200,000 pre-split) of Common Stock per day, or (C) at any time following the thirty-six (36) month anniversary of the Closing.

The holders of Series B Preferred Stock rank senior to the Common Stock with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In addition, as further described in the Series B Designations, if at least 30% of the number of shares of Series B Preferred Stock sold at the Closing are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding.

If at any time following the twelve (12)-month anniversary of the Closing (A) the prevailing VWAP (as defined in the Series B Designations) of the Common Stock over the trailing ninety (90)-day period is equal to or greater than $15.00 per share ($3.00 pre-split)(subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events), and (B) the average trading volume of the Common Stock over the trailing ninety (90)-day period is equal to or greater than 40,000 shares (200,000 pre-split) of Common Stock per day, the Company shall have the right, but not the obligation, in its sole discretion, to elect to convert all, but not less than all, of the then-outstanding shares of Series B Preferred Stock into Common Stock by delivering written notice of such election (the “Forced Conversion Notice”) to the holders of the Series B Preferred Stock within ten (10) Business Days following the satisfaction of the criteria of clauses (A) and (B) above (a “Forced Conversion”). On the Forced Conversion Date (as defined in the Series B Designations), each share of Series B Preferred Stock shall be converted into the number of fully paid and non-assessable shares of Common Stock equal to the quotient of: (x) the sum of (1) the Series B Issue Price, plus (2) any accrued but unpaid dividends on such share of Series B Preferred Stock as of immediately prior to the conversion thereof, including the Preferred Dividends, divided by (y) the Conversion Price of such share of Series B Preferred Stock in effect at the time of conversion. The Forced Conversion Notice shall state (i) the number of shares of Series B Preferred Stock held by such Holder that are proposed to be converted, and (ii) the date on which such Forced Conversion shall occur, which date shall be the thirtieth (30th) day following the date such Forced Conversion Notice is deemed given (a “Forced Conversion Date”).

In the event of a Forced Conversion, a holder may elect, in its sole discretion and in lieu of the Forced Conversion, to have each then-outstanding share of Series B Preferred Stock held by such holder be redeemed by the Company (a “Forced Conversion Redemption”) by delivering written notice to the Company (a “Forced Conversion Redemption Notice” and the date such Holder delivers such notice to the Corporation, a “Forced Conversion Redemption Notice Date”) prior to the Forced Conversion Date, which notice shall state (A) the number of shares of Series B Preferred Stock that are to be redeemed, (B) the date on which such Forced Conversion Redemption shall occur, which date shall be the tenth (10th) Business Day following the applicable Forced Conversion Redemption Notice Date (the “Forced Conversion Redemption Date”) and (C) the wire instructions for the payment of the applicable amount owed to such holder. Each share of Series B Preferred Stock that is the subject of a Forced Conversion Redemption shall be redeemed by the Company in cash at a price per share equal to the sum of (1) the Series B Issue Price, plus (2) any accrued but unpaid dividends on such share of Series B Preferred Stock, including the Preferred Dividends (the “Per Share Forced Conversion Redemption Price”).

At any time (A) after December 31, 2020, if a sufficient number of shares of Common Stock are not available to effect the conversion of the Series B Preferred Stock outstanding into Common Stock and the exercise of the Warrants, or (B) after the three (3) year anniversary of the closing, each holder shall have the right, in its sole and absolute discretion (in addition to and not to the exclusion of any remedy such holder may have at law or in equity), to require that the Company redeem (an “Optional Redemption”), to the fullest extent permitted by law and out of funds lawfully available therefor, all or any portion of such holder’s Series B Preferred Stock then outstanding by delivering written notice thereof; provided, however, that right of the holders to cause an Optional Redemption under clause (B) above shall expire at such time as (i) the Company’s Common Stock is listed for trading on a National Securities Exchange (as defined in the Series B Designations) and (ii) the VWAP of the Common Stock over any ninety (90)-day period is equal to or greater than $10.00 per share ($2.00 pre-split), subject to adjustment.

Securities Purchase Agreement

On August 28, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), to purchase from the Company an aggregate of 3,500 units (the “Units”), at a purchase price of $1,000 per Unit, each consisting of (i) one share of Series B Convertible Preferred Stock, and (ii) a warrant to purchase 400 shares of common stock of the Company. The aggregate purchase price for the Units is $3,500,000, of which (i) $2,892,500 is being paid in cash at the closing of the transaction and (ii) $607,500, is being paid by the conversion of the outstanding principal and interest due on the Secured Convertible Promissory Note (the “Note”) issued by the Company to the Investor on July 27, 2020. The Purchase Agreement provides that the Investor may not sell, transfer or otherwise dispose of the Series B Preferred Stock or warrants (or the shares of Common Stock issuable thereunder) for a period of one year following the closing.

As a result of the Purchase Agreement, the Company recorded a deemed dividend to the holders of the Series B Preferred Stock of $3,500,000 for the value of the warrants and beneficial conversion feature in excess of the purchase price. Additionally, the company recorded a put liability of $3,500,000 for the value of the Series B Preferred Stock redemption feature. This liability was increased by $41,137 for the 13% dividend accrued for the Series B Preferred stockholders for a balance of $3,541,137 as of September 30, 2020.

Consulting Agreement

On August 31, 2020, the Company entered into a consulting agreement (the “CL1 Consulting Agreement”) with a consultant (“CL1” or “Consultant”), to which Consultant will assist the Company with, among other things, general operations of the business, marketing and branding, and recruiting talent in connection with the Company’s men’s sexual health, hair loss and PDF businesses (the “Services”). As compensation for the Services, Consultant shall receive from the Company two warrants (“Consulting Warrant 1” and “Consulting Warrant 2” collectively, the “Consulting Warrants”), that entitle Consultant to purchase up to an aggregate of 750,000 of Common Stock of the Company according to the terms and conditions outlined therein, including any restrictions on exercisability. During the five-year term of Consulting Warrant 1, Consultant may purchase up to an aggregate of 500,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock immediately prior to the Closing of $5.20 per share, and Consulting Warrant 1 becomes exercisable as to such shares of Common Stock in 18 equal monthly installments beginning on the date that is six months following the issue date or immediately prior to the consummation of a change of control of the Company. During the five-year term of Consulting Warrant 2, Consultant may purchase up to an aggregate of 250,000 shares of Common Stock, at an exercise price of $5.75 per share, and Consulting Warrant 2 becomes exercisable as to such shares of Common Stock on the date that is 24 months following the issue date or immediately prior to the consummation of a change of control of the Company.

Warrant Purchase Agreement

Concurrently, the Company entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with CL1 to purchase from the Company (i) a warrant to purchase 500,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock immediately prior of $5.20 per share ($1.04 per share on a pre-split basis) (the “Class A Warrant”), for a purchase price of $15,000, and (ii) a warrant to purchase 250,000 shares of Common Stock, at an exercise price of $5.75 per share (the “Class B Warrant” and, together with the Class A Warrant, the “Purchased Warrants”), for a purchase price of $10,000. Each of the Purchased Warrants have a five-year term. Each of the Purchase Warrants is immediately exercisable as to fifty percent (50%) of the shares issuable thereunder and the remaining fifty percent (50%) shall become exercisable on the date that is six months following the issue date of each Purchased Warrant, subject to a repurchase right in favor of the Company.

The fair value of the warrants above (Consulting Warrants and Purchase Warrants) was approximately $9,467,767, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 161.4%, and risk-free rate of 0.28%. Total amortization for the three- and nine-months ending September 30, 2020 was $394,283 and is reflected in stock-based compensation, with unamortized costs of $9,068,504 remaining at September 30, 2020.

Common Stock

In March 2020, Alpha and Brio exercised their warrants in a cashless exercise for an aggregate of 367,231 shares of common stock warrants to obtain 147,858 shares of common stock.

In May 2020, the Company issued a total of 843,242 shares of common stock for the cashless exercise of warrants.

In May 2020, the Company issued 294,120 shares of common stock to an investor for $250,000 in cash consideration.

During the nine months ended September 30, 2020 (specifically three months ended June 30, 2020), the Company issued 50,000 shares for services valued at approximately $35,200.

During the nine months ended September 30, 2020 (specifically the three months ended June 30, 2020), the Company issued 2,196,740 shares of common stock for share liability of $1,726,000.

In September 2020, the company received aggregate proceeds of $25,000 for the sale of warrants from the Warrant Purchase Agreement.

During the three months ended September 30, 2020, the Company issued a total of 379,957 shares of common stock from the exercise of warrants and cash proceeds of $622,763.

During the three months ended September 30, 2020, the Company issued a total of 335,600 shares of common stock from the exercise of stock options with cash proceeds of $300,400.

During the three months ended September 30, 2020, the Company issued a total of 331,270 shares of common stock from the cashless exercise of stock options.

During the three months ended September 30, 2020, the Company issued a total of 375,447 shares of common stock for share liability totaling $413,472.

As of September 30, 2020, the Company has $218,848 in cash from investors which is recorded as a liability to issue shares until such time as the shares are issued.

Noncontrolling Interest

For the three months ended September 30, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $201,233 and $160,838, respectively. For the nine months ended September 30, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $408,180 and $375,540, respectively. During the nine months ended September 30, 2020 and 2019, the Company paid distributions to non-controlling shareholders of $121,223 and $61,625, respectively.

On April 25, 2019, the Company entered into an LLC Membership Unit purchase agreement with entities owned by the Company’s Chief Executive Officer and Chief Technology Officer, and Conversion Labs PR, and simultaneously purchased the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. Subsequent to the agreement’s closing, the Company now wholly-owns 100% of Conversion Labs PR. In order to consummate this transaction, the Company agreed to issue 1,000,000 shares of common stock based on the issuance price of $0.90 per share, equal to $900,000 to the Company’s Chief Executive Officer and Chief Technology Officer. The shares were issued on August 6, 2019. The difference between the value of the stock issued and net book value of the transfer to accumulated deficit was recognized in non-controlling interest in 2019 for a charge of $412,377.

Stock Options

On January 20, 2020, the Company approved the transition of its Chief Acquisition Officer, to the role of President of LegalSimpli (“President”). In connection with this change in role , the Company amended that certain services agreement entered into on July 23, 2018, by and between the Company and its President, to (i) decrease the number of options to purchase the Company’s common stock previously granted from 1,000,000 options to 500,000 options , 130,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 370,000 performance options to include four performance metrics that, if met, each trigger the vesting of 92,500 options. As a result of amendment, the Company cancelled 500,000 service based options with an exercise price of $1.50.

During the nine months ended September 30, 2020, the Company issued 480,000 stock options to three employees, two advisory board members, and one vendor of the Company. These stock options have a contractual term of 10 years and vest in in increments which fully vest the options over a two to three year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding service-based options activity for the nine months ended September 30, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	3,009,000	$1.00 - 2.00	4.22 years	$1.50
Granted	2,480,000	1.15 - 7.50	7.04 years	2.85
Exercised	(779,039)	0.90 - 1.00	2.90 years	0.95
Cancelled/Forfeited/Expired	(451,561)	$1.50	6.76 years	1.45

Balance at September 30, 2020	2,258,400	$0.90 - 7.50	4.81 years	$1.95

Exercisable December 31, 2019	2,361,083	$1.00 - 2.00	3.76 years	$1.25
Exercisable at September 30, 2020	1,718,000	$1.00 - 2.00	4.40 years	$1.40

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2019	1,365,000	$1.25 – 2.00	5.34 years	$1.70
Granted	20,000	7.50	9.25 years	7.50
Exercised	(64,814)	1.50
Cancelled/Expired	(155,186)	1.50	8.06 years	1.50

Balance at September 30, 2020	1,165,000	$1.25 – 7.50	5.22 years	$1.80

Exercisable December 31, 2019	635,000	$1.25 – 2.00	2.63 years	$2.00
Exercisable at September 30, 2020	635,000	$1.25 – 2.00	1.63 years	$2.00

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2020:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2019	2,265,324	$1.00 – 2.50	5.77 years	$1.25
Granted	2,608,543	0.65 – 5.75	3.67 years	0.60
Exercised/Expired	(2,366,109)	0.65 - 0.70	1.11 years	0.85

Balance at September 30, 2020	2,507,758	$0.65 – 2.50	4.25 years	$3.80

Exercisable December 31, 2019	2,066,049	$1.00 – 2.50	6.24 years	$1.55
Exercisable September 30, 2020	1,149,122	$0.65 – 2.50	4.25 years	$1.70

August 2020 Warrant Inducement

During August 2020, the Company offered an inducement to all 26 warrant holders  of our $2.00 strike price warrants, which total 526,846 common stock warrants outstanding, by offering a reduced exercise price of $1.75 (a $0.25 discount) for these warrants if they are immediately exercised. For the three and nine months ended September 30, 2020, there were 379,957 of these warrants exercised, and none forfeited or adjusted. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used in the Company included common stock volatility of 148.49%, risk free rate of 0.14%, a weighted average term of 1.6 years and the current stock price of the Company as of the date of inducement. Based on the Black-Scholes valuation method the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $73,636 and received proceeds from the warrants exercised of approximately $623,000  during the three and nine months ended September 30, 2020.

As of September 30, 2020, and to the date of this Form 10Q, a vast majority of the respective warrant holders have exercised the inducement related discount.

Alpha Capital Anstalt (“Alpha”) Warrants

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement (the “2018 Alpha Amendment”) whereby the Company agreed to (i) repay the outstanding balance of the convertible promissory note issued in favor of Alpha, effective on May 29, 2018, in the amount of $224,145, including principal and interest (the “2018 Alpha Note”) and (ii) amend the exercise price of the warrant (the “2018 Alpha Warrant”) issued to Alpha in connection with the 2018 Alpha Note on May 29, 2018. The 2018 Alpha Warrant originally provided for the purchase of up to 391,304 shares of the Company’s common stock at an exercise price of $1.40 per share, none of which have been exercised as of the date of the 2018 Alpha Amendment. Pursuant to the terms of the 2018 Alpha Warrant and in connection with the 2018 Alpha Amendment, the Company revised the exercise price of the Alpha 2018 Warrant from $1.40 per share to $0.68 per share and increased the number of shares issuable under the Alpha 2018 Warrant from 391,304 to 811,594 shares.

On February 25, 2020, the Company and Alpha entered into a Note Repayment and Warrant Amendment Agreement (the “2019 Alpha Amendment”) whereby the Company agreed to (i) repay the outstanding balance of the convertible promissory note issued in favor of Alpha on August 15, 2019 in the amount of $520,000, including principal and interest (the “August 2019 Alpha Note”) and (ii) amend the exercise price of the August 2019 Warrant issued to Alpha in connection with the 2019 Alpha Note on August 15, 2019. The August 2019 Warrant issued to Alpha originally provided for the purchase of up to 365,217 shares of the Company’s common stock at an exercise price of $1.40 per share, none of which have been exercised as of the date of the 2019 Alpha Amendment. Pursuant to the 2019 Alpha Amendment, Alpha has agreed to the reduction of the exercise price from $1.40 to $1.15, subject to further adjustment. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Alpha Warrant, the amount of shares that may be purchased upon exercise of the 2019 Alpha Warrant after giving effect to the foregoing is increased to 757,488 shares of the Company’s common stock.

On May 7, 2020 , the Company agreed to further amend August 2019 Warrant issued to Alpha on August 15, 2019, as amended on February 25, 2020 (the “Second Alpha Warrant Amendment”). Specifically, pursuant to anti-dilution provisions contained therein, the Company agreed to amend the August 2019 Warrant issued to Alpha in order to increase the amount of shares able to be purchased thereunder by an additional 331,401 shares of the Company’s common stock or an aggregate of up to 1,088,889 shares (the “Alpha Warrant Shares”). On the same day, Alpha exercised, on a cashless basis, all of the August 2019 Warrants issued to Alpha, as amended, resulting in the issuance of 391,466 shares of the Company’s common stock to Alpha, with no effect on the Company’s statement of operations. Upon Alpha’s cashless exercise, the August 2019 Warrants issued to Alpha are no longer in force or effect and no additional issuances will be due or owing.

As a result of the above transactions, the Company has recorded a deemed dividend to Alpha for the price adjustments of the August 2019 Warrant issued to Alpha of $915,479 which is recorded in the statement of changes in stockholder’s equity as an increase in additional paid in capital and a reduction of accumulated deficit. During the month of March 2020, Alpha exercised a portion of their warrants in a cashless exercise, whereby Alpha exercised 267,223 common stock warrants to obtain 90,231 shares of common stock.

Brio Master Fund (“Brio”) Warrants

On February 25, 2020, the Company, and Brio entered into a Warrant Amendment Agreement to amend the exercise price of the warrant issued  to Brio on May 29, 2018. The Brio 2018 Warrant originally provided for the purchase of up to 86,957 shares of the Company’s common stock at an exercise price of $1.40 per share, none of which have been issued as of the date of the 2018 Brio Warrant Amendment. Pursuant to the 2018 Brio Warrant Amendment, the Company agreed to revise the exercise price of the 2018 Brio Warrant from $1.40 per share to $0.68 per share and increased the number of shares issuable under the 2018 Brio Warrant from 86,957 to 93,398 shares.

On February 25, 2020, the Company, and Brio entered into a Note Repayment and Warrant Amendment Agreement whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Brio on August 15 , 2019 in the amount of $162,500, including principal and interest and (ii) amend the exercise price of the warrant issued to Brio in connection with the 2019 Brio Note on August 15, 2019. The Brio 2019 Warrant originally provide for the purchase of up to 114,130 shares of the Company’s common stock at an exercise price of $1.40 per share, none of which have been exercised as of the date of the 2019 Brio Amendment. Pursuant to the 2019 Brio Amendment, Brio has agreed to the reduction of the exercise price of $1.40 to $1.15, subject to further adjustment. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Brio Warrant, the amount of shares that may be purchased upon exercise of the 2019 Brio Warrant after giving effect to the foregoing is increased to 236,715 shares of the Company’s common stock.

On May 7, 2020 , the Company agreed to further amend those certain warrants issued to Brio on August 15, 2019, as amended on February 25, 2020. Specifically, pursuant to anti-dilution provisions therein, the Company agreed to amend the 2019 Brio Warrant in order to increase the amount of shares able to be purchased thereunder by an additional 103,562 shares of the Company’s common stock or an aggregate of up to 340,278. On the same day, Brio exercised on a cashless basis the Brio Warrants in full resulting in the issuance of 103,562 shares of the Company’s common stock to Brio with no effect on the Company’s statement of operations. Upon Brio’s cashless exercise, the 2019 Brio Warrants are no longer in force or effect and no additional issuances will be due or owing.

As a result of the above transactions, the Company has recorded a deemed dividend to Brio for the price adjustments of the Brio warrants of $226,906 which is recorded in the statement of changes in stockholder’s equity as an increase in additional paid in capital and a reduction of accumulated deficit. During the month of March 2020, Brio exercised a portion of their warrants in a cashless exercise, whereby Alpha exercised 100,000 common stock warrants to obtain 57,547 shares of common stock.

Amended Consulting Agreement

On September 29, 2020 (the “Effective Date”), the parties entered into an amendment to the Consulting Agreement (the “Amended Consulting Agreement”) with Blue Horizon Consulting, LLC (“Blue Horizon”) primarily to change the compensation for services provided by the Consultant. Under the Amended Consulting Agreement, Blue Horizon may receive an aggregate of up to 2,000,000 shares of the Company’s common stock, subject to adjustment, upon the Company reaching certain revenue milestones. Happy Walters, a member of the Company’s Board, is the sole owner of Blue Horizon. The Amended Consulting Agreement was approved by the Company’s disinterested directors.

As a result of the Amended Consulting Agreement, the Company recorded stock compensation expense of $15,900,000 during the three and nine months ended September 30, 2020, representing the fair value of the 2,000,000 shares of common stock earned under the Amended Consulting Agreement. No shares remain unearned under the Amended Consulting Agreement as of September 30, 2020. A total of 800,000 common shares of the total 2,000,000 shares earned were issued under the Amended Consulting Agreement on October 16, 2020.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to approximately $16,364,000 and $167,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $16,899,000 and $540,000 for the nine months ended September 30, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses in the unaudited consolidated statement of operations.

NOTE 6– LEASES

The Company primarily leases office space and other equipment using month to month terms. Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from the Company’s President and CEO, on a month to month basis, incurring rental expense of approximately $4,000 to $5,000 a month for this office space.

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

September 30, 2020

Right of Use Asset	18,173
Lease liability	28,241

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, California beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months; the lease expires on February 28, 2021. A security deposit of $2,235 was paid for this lease. The Company has classified this as an operating lease and have recorded the straight-line lease expense in the accompanying unaudited statement of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued shares 43,478 of common stock and 21,739 warrants, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of September 30, 2020 and December 31, 2019, $0 and $0, respectively was included in accounts payable and accrued expenses in regard to this agreement, as no sales occurred.

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

Upon execution of the Alphabet Agreement, Alphabet was granted a 10-year option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50. Further, if Licensed Products have gross receipts of $7,500,000 in any calendar year, the Company will grant Alphabet an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50; (ii) if Licensed Products have gross receipts of $10,000,000 in any calendar year, the Company will grant Alphabet an additional option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50 and (iii) If Licensed Products have gross receipts of $20,000,000 in any calendar year, the Company will grant Alphabet an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75.

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2020 and December 31, 2019, the Company approximates it’s implicit purchase commitments to be $2.2 million and $300,000, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in terms of one to five years.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2020, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s financial position.

NOTE 8 – RELATED PARTY TRANSACTONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico which is subleased from the President and CEO, and incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $45,000 and $37,000 for the nine months ended September 30, 2020 and 2019, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s CEO to warehouse a majority of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. As of September 30, 2020 and December 31, 2019, the Company owed BV Global Fulfillment $217,449 and $53,026, respectively, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following:

On October 9, 2020, the Company effectuated a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock that became effective in the market on October 14, 2020 (see Note 1).

On October 21, 2020, the Board of Directors (the “Board”) of the Company, appointed a new director to the Board (the “Appointment”). In connection with the appointment to the Board, the director shall receive a one-time grant of 20,000 shares of the Company’s common stock. In addition, the new director will be eligible to participate in any duly authorized stock option plan adopted by the Company.

On November 3, 2020, the Company consummated an initial closing of a private placement offering (the “Offering”), whereby pursuant to the securities purchase agreement (the “Purchase Agreement”) entered into by the Company and certain accredited investors on October 30, 2020 (each an “Investor” and collectively, the “Investors”) the Company sold to such Investors an aggregate of approximately 3,192,084 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $14,461,512.75 (the “Purchase Price”). The Purchase Price was funded on November 3, 2020 (the “Closing Date”) and resulted in net proceeds to the Company of approximately $13.2 million.

Pursuant to the Purchase Agreement , the Company agreed, for a period of 90 days from the closing date, not to issue or enter into any agreement to issue any shares of common stock or common stock equivalents with the exception of certain exempt issuances as provided therein.

BTIG, LLC (the “Placement Agent”) acted as exclusive placement agent for the Offering and received cash compensation equal to 6% of the Purchase Price and warrants to purchase 91,336 shares of the Company’s common stock, at an initial exercise price of $4.75 per share, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction (the “PA Warrants”). The PA Warrants may be exercised on a “cashless” basis and will expire on November 3, 2025.

On November 10, 2020, the Board of Directors (the “Board”) of the Company, appointed a new director to the Board (the “Appointment”). In connection with the appointment to the Board, the director shall receive a one-time grant of 20,000 of the Company’s common stock. In addition, the new director will be eligible to participate in any duly authorized stock option plan adopted by the Company.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Conversion Labs, Inc. (formerly known as Immudyne, Inc.), our wholly subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company.

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

We are also carefully monitoring shifting consumer behavior from brick and mortar retail and physical healthcare offices to our online platform. We have observed continued strength in our e-commerce sales since the end of the quarter ended September 30, 2020, due in part to changing consumer behavior during the COVID-19 pandemic and widespread awareness and acceptance of telemedicine. Telemedicine businesses, such as ours, have benefitted from increased coverage and visibility due to quarantine measures and policies adopted widely across the country. We believe the increased awareness of telehealth is reflected in the rapid growth we are seeing across our telehealth brands.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenue

Our financial results for the three months ended September 30, 2020 are summarized as follows in comparison to the three months ended September 30, 2019:

	September 30, 2020		September 30, 2019
	$	% of Sales	$	% of Sales
Product revenues, net	9,433,136	86%	2,461,765	79%
Software revenues, net	1,567,627	14%	664,962	21%
Service revenues, net	5,000	0%	-	0%
Total revenues, net	$11,005,763	100%	$3,126,727	100%

Cost of product revenue	2,338,831	21%	612,072	20%
Cost of software revenue	396,105	4%	68,009	2%
Total cost of revenue	2,734,936	25%	680,081	22%

Gross profit	$8,270,827	75%	$2,446,646	78%

Selling & marketing expenses	10,528,833	96%	2,073,016	66%
General and administrative expenses	17,589,366	160%	929,471	30%
Operating expenses	336,001	3%	216,065	7%
Customer service expenses	230,788	2%	140,579	5%
Development costs	118,346	1%	61,221	2%
Total expenses	$28,803,334	262%	$3,420,352	109%

Loss from operations	$(20,532,507)	(187)%	$(973,706)	(31)%
Other income (expenses)	(291,096)	(3)%	(130,936)	(4)%
Loss from operations before provision for income taxes	$(20,823,603)	(189)%	$(1,104,642)	(35)%
Income taxes	-	0%	-	0%
Net loss attributable to noncontrolling interests	$(201,233)	(2)%	$(160,838)	(5)%
Net loss attributable to Conversion Labs, Inc.	$(20,622,370)	(43)%	$(943,804)	(30)%

Revenues for the three months ended September 30, 2020 were approximately $11 million, an increase of 252% compared to approximately $3.1 million for the three months ended September 30, 2019. The increase in revenues was attributable to both the increase in product revenue of 283% and an increase in software revenue of 136%. Product revenue accounts for 86% of total revenue and has increased in the three months ended September 30, 2020 due to an increase in online sales demand, with the majority of this increase attributable to the nationwide lockdown resulting from COVID-19 driving increased consumer online purchases. Software revenue accounts for 14% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, increased market awareness, continued marketing campaign expansion, as well as the effects of the nationwide lockdown resulting from COVID-19.

Total cost of revenues consist of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of credit card processing fees and information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 302% to approximately $2.7 million for the three months ended September 30, 2020 compared to approximately $0.7 million for the three months ended September 30, 2019. The combined cost of revenue increase was due to increased product costs related to our improved product sale volumes, and the related increases in merchant and other processing fees incurred due to our combined higher sales volumes when compared to the prior year’s three month period September 30, 2019.

Gross profit increased by approximately 238% to approximately $8.3 million for the three months ended September 30, 2020 compared to approximately $2.4 million for the three months ended September 30, 2019, as a result of increased combined sales, partially offset by a percentage increases in our costs to produce those revenues, principally attributable to increased product costs. Product costs increased to 30% of associated product revenues experienced during the three months ended September 30, 2020, from 25% of associated product revenues during the three month period ended September 30, 2019. Total gross profit as a percentage of total revenues was 75% for the three months ended September 30, 2020 compared to 78% for the three months ended September 30, 2019. The absolute decrease in total gross margin of 3% (relative decrease of 4%) was primarily due to increased product costs set forth immediately above resulting from the impact of COVID-19 related disruptions to our product supply chain causing increased costs to procure our production inputs.

Operating Expenses

	Three Months Ended September 30,
	2020	2019
Selling & marketing expenses	$10,528,833	$2,073,016
General and administrative expenses	17,589,366	929,471
Operating expenses	336,001	216,065
Customer service expenses	230,788	140,579
Development costs	118,346	61,221
Total operating expenses	$28,803,334	$3,420,352

Operating expenses for the three months ended September 30, 2020 were approximately $28.8 million, as compared to approximately $3.4 million for the three months ended September 30, 2019. This represents an increase of approximately 742%, or $25.4 million. The increase is primarily attributable to the following:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended September 30, 2020, the Company had an increase of approximately $8.5 million in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current quarter’s sales growth, and is expected to maintain sustained revenue growth throughout the remaining balance of the year ending December 31, 2020, and beyond, based on the Company’s recurring revenue subscription based sales model.

(ii)	General and administrative expenses: During the three month period ended September 30, 2020, stock based compensation was $16,331,558, (1) with the majority related to a restricted share issuance liability attributable to the attainment of a performance threshold in the period, (2) coupled with the issuance expense associated with the probability of future performance threshold attainment. This category also consists of payroll expenses for executive management, amortization expense and legal and professional fees. During the three months ended September 30, 2020, the Company had an increase of approximately $16.7 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This mainly consists of general office supplies, rent, insurance, bank charges and IT service costs for our online products. During the three months ended September 30, 2020, the Company had an increase of approximately $120,000, primarily related to the general cost environment necessary to support the Company’s sales growth, coupled with a bad debt charge of $58,000 recognized on the settlement of a sales commission receivable write-off which became uncollectible during the three months ended September 30, 2020.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During the three months ended September 30, 2020, the Company had an increase of approximately $90,000, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended September 30, 2020, the Company had an increase of approximately $57,000, primarily resulting from technology platform improvements for LegalSimpli and amortization expenses at CLPR.

Other Expense

	Three Months Ended September 30,
	2020	2019
Interest expense	$291,096	$130,936
Total	$291,096	$130,936

Other expense for the three months ended September 30, 2020 increased by approximately $160,000 compared to the three months ended September 30, 2019. The increase in other expense, interest expense, is primarily attributable to increased debt.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenue

Our financial results for the nine months ended September 30, 2020 are summarized as follows in comparison to the nine months ended September 30, 2019:

	September 30, 2020		September 30, 2019
	$	% of Sales	$	% of Sales
Product revenues, net	20,258,750	83%	7,309,524	86%
Software revenues, net	4,136,608	17%	1,214,600	14%
Service revenues, net	5,000	0%	-	0%
Total revenues, net	$24,400,358	100%	$8,524,124	100%

Cost of product revenue	5,800,992	24%	1,811,939	21%
Cost of software revenue	883,791	4%	201,326	2%
Total cost of revenue	6,684,783	28%	2,013,265	23%

Gross profit	$17,715,575	73%	$6,510,859	76%

Selling & marketing expenses	21,669,046	89%	5,580,276	65%
General and administrative expenses	20,096,893	82%	2,034,067	24%
Operating expenses	663,752	3%	700,225	8%
Customer service expenses	488,455	2%	408,795	5%
Development costs	288,813	1%	157,736	2%
Total expenses	$43,206,959	177%	$8,881,099	104%

Loss from operations	$(25,491,384)	-126%	$(2,370,240)	-32%
Interest expense, net	(1,313,010)	-6%	(430,956)	-6%
Loss from operations before provision for income taxes	$(26,804,394)	-132%	$(2,801,196)	-38%
Income taxes	-	0%	-	0%
Net loss attributable to noncontrolling interests	$(408,180)	2%	$(375,540)	8.7%
Net loss attributable to Conversion Labs, Inc.	$(26,396,214)	-130%	$(2,425,656)	332.7%

Revenues for the nine months ended September 30, 2020 were approximately $24.4 million, an increase of 186% compared to approximately $8.5 million for the nine months ended September 30, 2019. The increase in revenues was attributable to both the increase in product revenue of 177% and an increase in software revenue of 241%. Product revenue accounts for 83% of total revenue and has increased in the nine months ended September 30, 2020 due to an increase in online sales demand, with the majority of this increase attributable to the nationwide lockdown resulting from COVID-19 driving increased consumer online purchases. Software revenue accounts for 17% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, continued marketing campaign expansion, as well as the effects of the nationwide lockdown resulting from COVID-19.

Total cost of revenues consist of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of credit card processing fees and information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 232% to approximately $6.7 million for the nine months ended September 30, 2020 compared to approximately $2 million for the nine months ended September 30, 2019. The combined cost of increase was due to increased product costs related to our improved product sale volumes, and the related increases in merchant and other processing fees incurred due to our combined higher sales volumes when compared to the prior year’s nine month period September 30, 2019.

Gross profit increased by approximately 172% to approximately $17.7 million for the nine months ended September 30,2020 compared to approximately $6.5 million for the nine months ended September 30, 2019, as a result of increased combined sales, partially offset by a percentage increases in our costs to produce those revenues, principally attributable to increased product costs. Product costs increased to 31% of associated product revenues experienced during the nine months ended September 30, 2020, from 25% of associated product revenues during the nine month period ended September 30, 2019. Gross profit as a percentage of revenues was 73% for the nine months ended September 30, 2020 compared to 76% for the nine months ended September 30, 2019. The absolute decrease of 3.8% (relative decrease of 4.9%) in gross profit was principally attributable to higher product costs incurred during the nine months ended September 30, 2020, resulting from the use of new suppliers, at slightly higher costs, resulting from the impact of COVID-19 related disruptions to our product supply chain, causing increased costs to procure our production inputs. The new suppliers were also required to supplement our increased production needs to meet our increased product demand.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019
Selling and marketing expenses	$21,669,046	$5,580,276
General and administrative expenses	20,096,893	2,034,067
Operating expenses	663,752	700,225
Customer service expenses	488,455	408,795
Development costs	288,813	157,736
Total operating expenses	$43,206,959	$8,881,099

Operating expenses for the nine months ended September 30, 2020 were approximately $43.2 million, as compared to approximately $8.9 million for the nine months ended September 30, 2019. This represents an increase of 387%, or $34.3 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the nine months ended September 30,2020, the Company had an increase of approximately $16.1 million, or 288% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current nine months ended September 30, 2020 sales growth reported above, and is expected to maintain sustained revenue growth throughout the remaining balance of the year ending December 31, 2020, and beyond in Fiscal 2021, based on the Company’s recurring revenue subscription based sales model.

(ii)	General and administrative expenses: During the nine month period ended September 30, 2020, stock based compensation was $16.9 million, (1) with the majority related to a restricted share issuance liability attributable to the attainment of a performance threshold in the period (specifically in the three months ended September 30, 2020), (2) coupled with the issuance expense associated with the probability of future performance threshold attainment. This category also consists of payroll expenses for executive management, amortization expense and legal and professional fees. During the nine months ended September 30, 2020, the Company has had an increase of approximately $18.1 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the nine months ended September 30, 2020, the Company had a decrease of approximately $36,000, primarily related to increases in the general cost environment necessary to support the Company’s sales growth, coupled with a bad debt charge of $58,000 recognized on the settlement of a sales commission receivable write-off which became uncollectible during the nine months ended September 30, 2020, offset by decreases in royalty payouts and a decrease in an IT service subscription that was terminated in early 2020.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico. During the nine months ended September 30, 2020, the Company had an increase of approximately $80,000, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the nine months ended September 30, 2020, the Company had an increase of approximately $131,000, primarily resulting from technology platform improvements for LegalSimpli and amortization expenses at CLPR.

	Nine Months Ended September 30,
	2020	2019
Interest expense	$1,313,010	$430,956
Total	$1,313,010	$430,956

Other expense for the nine months ended September 30, 2020 increased by $882,054 compared to the nine months ended September 30, 2019. The increase in other expense, interest expense, is primarily attributable to increased debt.

Working Capital

	September 30, 2020	December 31, 2019
Current assets	$4,652,990	$2,747,102
Current liabilities	9,435,904	3,975,442
Working capital	$(4,782,914)	$(1,228,340)

Working capital (deficit) had a negative turn of approximately $3.6 million during the nine months ended September 30, 2020. Contributing to this decline in working capital included current assets increasing by approximately $1.9 million for the nine months ended September 30,2020. This increase in current assets is attributable to a decrease in cash and cash equivalents of approximately $190,000, being offset by increases in accounts receivable (approximately $317,000), and inventory and product deposits (combined at approximately $1.9 million). Current liabilities increased by $5.5 million which was primarily attributable to an increase in accounts payable and accrued liabilities as a result of the Company extending payables and credit terms with vendors during the nine months ended September 30, 2020.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2020	September30, 2019
Net loss	$(26,804,394)	$(2,801,196)
Net cash (used in) provided by operating activities	(5,595,382)	92,496
Net cash used in investing activities	(730,856)	(500,000)
Net cash provided by financing activities	6,135,981	1,008,303
Net (decrease) increase in cash	$(189,987)	$600,799

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock equivalents, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $5.6 million for the nine months ended September 30, 2020, as compared with net cash provided by operating activities of approximately $92,000 for the nine months ended September 30, 2019, the significant factors contributing to the cash used in operations were the nine month, September 30, 2020 loss of approximately $26.8 million (inclusive of $16.9 million in stock based compensation charges) , principally offset by the Company’s increase in accounts payable of approximately $4.2 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $731,000, as compared with net cash used in investing activities of $500,000 for the nine months ended September 30, 2019. Net cash used in investing activities was primarily due to continued payments on the Company’s purchase of LegalSimpli of $400,000 and the cash paid for capitalized software costs of approximately $331,000.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $6,135,981, as compared with net cash provided by financing activities of $1,008,303 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, financing activities consisted of proceeds from notes payable of $2,350,000, proceeds of $2,892,500 from the issuance of mezzanine equity, and cash receipts for share issuances of $2,088,349, cash proceeds from the sales of warrants of $622,763 and proceeds from the exercise of stock options of $300,400, which were offset by the repayment of notes payable of approximately $2,500,000, distributions of noncontrolling interests of $121,223 and payment for debt issuance costs of $15,000.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and the continued financial support from officers and directors, obtaining funding from third-party sources or the issuance of additional shares of common stock. See Subsequent Event Note 9 for a further discussion of a private placement offering, which closed on November 3, 2020, yielding approximately $13.2 million in net proceeds to the Company after deduction of placement fees and other offering expenses. The Company intends to use the net proceeds for customer acquisition, as well as for general corporate purposes.

Going Concern Evaluation

The accompanying unaudited financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company has an accumulated deficit approximating $47.9 million and has experienced significant losses from its operations.

Based on the Company’s cash balance as of September 30, 2020, and projected cash needs, management estimates that it will need an additional $7.2 million through the next 12 months. The Company has also closed a private placement offering, discussed in “Liquidity” above, and further in Note 9, “Subsequent Events”. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site, in these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population.

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2020 and December 31, 2019, the Company has accrued contract liabilities, as deferred revenue, of approximately $413,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns and rebates on product revenues during the nine months ended September 30, 2020 and 2019 approximated $2.2 million and $1 million, respectively. Customer discounts and allowances on software revenues during the nine months ended September 30, 2020 and 2019 approximated $545,000 and $241,000, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of September 30, 2020 and 2019, the Company capitalized $334,585 and $0 related to internally developed software costs which is included in development costs on our statement of operations. As of September 30, 2020, these costs include $40,000 in capitalized stock based compensation for a third-party service provider. During the nine months ending September 30, 2020 and 2019, the Company amortized $28,278 and $0 of capitalized software costs, respectively.

Intangible Assets

Intangible assets are comprised of a customer relationship asset and purchased license with an estimated useful life of three years and indefinite lived, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to audit by all related taxing authorities.

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

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants, and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year, or January 1, 2021, should the Company elect to early adopt. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s financial statements and disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2020 without registration under the Securities Act:

In September 2020, the company received aggregate proceeds of $25,000 for the sale of warrants from the Warrant Purchase Agreement.

During the three months ended September 30, 2020, the Company issued a total of 379,957 shares of common stock from the exercise of warrants and cash proceeds of $622,763.

During the three months ended September 30, 2020, the Company issued a total of 335,600 shares of common stock from the exercise of stock options with cash proceeds of $300,400.

During the three months ended September 30, 2020, the Company issued a total of 331,270 shares of common stock from the cashless exercise of stock options.

During the three months ended September 30, 2020, the Company issued a total of 375,447 shares of common stock for share liability totaling $413,472.

As of September 30, 2020, the Company has $218,848 in cash from investors which is recorded as a liability to issue shares until such time as the shares are issued.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Withdrawal of Series A Preferred Stock	8-K	3.1	08/19/2020
3.2	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	3.1	08/31/2020
10.1	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	07/28/2020
10.2	Form Securities Purchase Agreement	8-K	10.1	08/31/2020
10.3	Form of Warrant	8-K	10.2	08/31/2020
10.4	Form of Registration Rights Agreement	8-K	10.3	08/31/2020
10.5	Form of Consulting Agreement	8-K	10.4	08/31/2020
10.6	Form of Warrant Purchase Agreement	8-K	10.5	08/31/2020
10.7	Form of Consulting Warrant	8-K	10.6	08/31/2020
10.8	Form of Purchased Warrant	8-K	10.7	08/31/2020
10.9	Amended Consulting Agreement	8-K	10.1	09/30/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERSION LABS, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	November 16, 2020

By:	/s/ Juan Manuel Piñeiro Dagnery
Juan Manuel Piñeiro Dagnery
Chief Financial Officer (Principal Financial Officer)
Date:	November 16, 2020

