Form 10-K
period 2020-12-31
LifeMD, Inc.
filed 2021-03-30
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55857

LIFEMD, INC.

(Exact name of registrant as specified in its charter)

CONVERSION LABS, INC.

(Former name if applicable)

Delaware	76-0238453
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

800 Third Avenue, Suite 2800 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(855) 743-6478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $.01 per share	LFMD	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant had 25,906,754 shares of common stock outstanding as of March 30, 2021. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was $82,837,083, as computed by reference to the closing price of such common stock on such date.

LIFEMD, INC.

2020 FORM 10-K ANNUAL REPORT

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

Our consolidated financial  statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial  statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial  statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;

●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiary LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Business Overview and Strategy

LifeMD is a direct-to-patient telehealth company that provides a smarter, cost-effective and convenient way of accessing healthcare. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telemedicine companies, like our company, connect consumers to licensed healthcare professionals for care across numerous indications, including concierge care, men’s sexual health and dermatology, among others.

Our telemedicine platform helps patients access licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to our telemedicine offerings, we sell nutritional supplements and other over-the-counter products. Many of our products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for us. Our patient acquisition strategy combines strategic brand-building media placements and direct response advertising methods across highly scalable marketing channels (i.e. national TV, streaming TV, streaming audio, podcast, print, magazines, online search, social media, and digital).

Since inception, we have helped more than 300,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telemedicine revenue increased 208% in 2020 vs. the prior year. Total revenue from recurring subscriptions is approximately 80%. In addition to our telehealth business, we own 85.6% of PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing and sharing PDF documents. This business has also seen 165% year over year growth, with recurring revenue of 100%.

Many people can relate to the hassle and inconvenience of seeking medical care. We believe that telemedicine platforms like ours will fundamentally shift how patients access healthcare in the U.S., by necessity and by preference. With the average wait time to see a physician in the U.S. now at greater than 29 days, according to a 2018 Merritt Hawkins Survey, and the U.S. projected to have a significant shortfall of licensed physicians by 2030, we believe the U.S. healthcare infrastructure must change to accommodate patients. Timely and convenient access to healthcare and prescription medications is a critical factor in improving quality of care and patient outcomes. Our mission is to radically change healthcare with our portfolio of direct-to-patient telehealth brands that encompass on-demand medical treatment, online pharmacy and over-the-counter products. We want our brands to be top-of-mind for consumers considering telehealth.

In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare and Medicaid Services. Physician services and prescription medications account for approximately 30% of healthcare spending, or over $1 trillion annually, and we believe that we have the infrastructure, medical expertise, and technical know-how to shift a substantial portion of this market to an online, virtual format. Our platforms are fast and convenient, and we believe the adoption of our services has increased rapidly because of these features, including lower out-of-pocket costs for patients and the satisfaction of a simple healthcare process. We believe the opportunities are immense and that we are well positioned to capitalize on these large scale economic shifts in healthcare.

We believe that brand innovation, customer acquisition and service excellence form the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary OTC products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. Our men’s telemedicine brand, Rex MD, currently offers treatment for erectile dysfunction, and will soon offer treatments for additional indications present in men’s health. We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

Our Brand Portfolio

We have built a strategic portfolio of wholly-owned telehealth brands that address large unmet needs in men’s health, hair loss and dermatology. We also are preparing to launch a concierge care offering under the LifeMD brand. We continue to scale our offerings in a calculated manner, ensuring that each brand or indication we launch will enhance current and future patients’ experiences with our platform.

Our process across each brand and condition that we treat is to guide the patient through a medical intake process and product selection, after which a licensed U.S. physician within our network conducts a virtual consultation and, if appropriate, prescribes necessary prescription medications and/or recommends over-the-counter products. Prescription and over the counter products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 300,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD offers virtual medical treatment, prescription medications, patented over-the-counter products, and an FDA approved medical device for male and female hair loss. ShapiroMD has emerged as a leading destination for hair loss treatment across the U.S. and has had more than 200,000 customers and patients since inception. In Q1 2021, ShapiroMD greatly enhanced its telemedicine offering for female hair loss with the addition of topical compounded medications to its product portfolio.

On February 21, 2020, ConsumersAdvocate.org ranked ShapiroMD as the third best hair loss treatment provider in the United States, ahead of other household brands such as Bosley, Keeps and Rogaine.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth brand offering virtual medical treatment from licensed providers for a variety of Men’s health needs. After consultation with a physician, if appropriate, we dispense and ship prescription medications and over-the-counter products directly to patients. We initially launched in the erectile dysfunction treatment market. We intend to expand beyond the Sexual health market and launch additional treatment areas in Men’s health in the first half of 2021. Our vision for RexMD is to become a leading telehealth destination for men.

We intend to launch additional indications for many other Men’s health conditions in the first half of 2021. Our vision for RexMD is to become a leading telehealth destination for Men’s health.

Dermatology: NavaMD

Launching in the first quarter of 2021, Nava MD is a female-oriented tele-dermatology and skincare brand that will offer virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat many common dermatological conditions. In addition to the brand’s telemedicine offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licenseed from Restorsea, a leading medical grade skincare technology platform.

Restoresea’s clinically proven skincare technology platform is the result of more than $50 million invested in R&D and intellectual property development and has received 35 patents along with broad industry and academic acclaim, with its breakthrough clinical results having been published in the peer-reviewed Journal of Drugs in Dermatology and Journal of Clinical and Aesthetic Dermatology. Nava MD will be one the first direct-to-consumer product lines to offer this advanced skincare technology. Nava MD will be positioned as an online skincare and telehealth brand that will offer tele-dermatology services to patients in 47 states.

Immune Health: iNR Wellness MD

Launched in 2018, iNR Wellness MD is a supplement for immune and digestive support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans.

Majority Owned Subsidiary: PDFSimpli

PDFSimpli is an online software-as-a-service (SAAS) platform that allows users to create, edit, convert, sign and share PDF documents. PDFSimpli was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. As of December 30, 2020, PDFSimpli was ranked in the top 4,339 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 9.5 million registrants globally. Since its launch, PDFSimpli has converted or edited over 9 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli had over 62,600 active subscriptions as of December 30, 2020.

Customers

Our customer base includes men and women seeking hair loss treatment and men’s health issues. In 2021, we expect to broaden this customer base to also include skincare and dermatology products for men and women as well as concierge medicine services. No single customer accounted for more than 10% of net sales for the years ended December 31, 2020 and 2019.

Industry Overview and Market Opportunity

We are focused on revolutionizing the way that patients access healthcare to positively impact their long-term health and satisfaction. In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare & Medicaid Services. Despite this growing spend, the existing healthcare system is fragmented and inefficient, lacks price transparency, and is generally unfriendly to the consumer. In addition, a myriad of issues related to insurance coverage and other cost barriers stand in the way of many Americans getting the treatment they need in a timely and efficient manner. Patients are at the mercy of a multitude of gatekeepers at every level – with the service provider, in acquiring medication, and in the insurance reimbursement process – leading to confusion and frustration for consumers. A 2018 Journal of Patient Experience paper found that among 9,166 patients surveyed through the national Medical Expenditure Panel Survey Database, only 28% of respondents rated their satisfaction with their healthcare experience as “optimal;” 61% of respondents rated their satisfaction as “average;” and 11% said “poor.”

We believe that telehealth platforms like LifeMD will fundamentally shift how patients think about and access healthcare in the U.S. – by necessity and by preference. With the average wait time to see a physician in the U.S. now >29 days according to a 2018 Merritt Hawkins Survey and the U.S. projected to have a significant shortfall of licensed physicians by 2030, the U.S. healthcare infrastructure must change to accommodate patients. At the same time, consumers are ready for better options.

We believe we are in the early stages of the digitization of healthcare; additionally, telehealth’s adoption has been rapidly expedited by the emergence of the global coronavirus pandemic. Doctors across the U.S. were forced to close offices and adopt telehealth in short order as the novel coronavirus took hold of the U.S. in 2020. Telehealth, and, more specifically, direct-to-consumer telehealth, has since cemented itself as a mainstream way to access healthcare. A July 2020 report from the U.S. Department of Health and Human Services found that 43.5% of Medicare primary care visits were provided via telehealth in April 2020, an increase from less than 0.5% in February of that year prior to the onset of regional stay-at-home restrictions.

Telehealth’s novel approach to offering convenient healthcare helps bridge many of the inefficiencies that plague the U.S. healthcare system today. Telehealth enables more efficient allocation and utilization of existing clinical resources that might otherwise go unused. With an aging population requiring more complex care and a younger generation that is accustomed to digital technology, telehealth offers an efficient way to leverage finite resources. A Journal of General Internal Medicine article from 2016 evaluated patient satisfaction with U.S. telehealth services in comparison to in-office visits: between 94% and 99% of survey respondents reported being “very satisfied” with all telehealth attributes, and over 70% of respondents would use telehealth again and would recommend telehealth to someone else.

The shift to Direct-to-Patient telehealth is in its nascent stage, and we believe we have developed the internal infrastructure, medical expertise, and industry know-how to capitalize on the opportunity to penetrate this large, open, and growing market. Physician services and prescription medications account for approximately 30% of healthcare spending, over $1 trillion annually, and according to a market study by Alliance Bernstein in 2018, 70% of the retail prescription drug market will shift online within the next 5 years, a $200 billion economic shift. The broader global telemedicine market is projected to grow at a 19.3% CAGR through 2026.

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare focused company in 2018, with a compounded annual growth rate in revenue of nearly 100% since 2018 and growth accelerating to 208% in 2020 as compared to 2019. We believe this validates our significant long-term investments in developing our human capital, technology, brand-awareness, operations and customer acquisition. Our continued investment in, and expansion of our core brands and their offerings will further increase opportunities to acquire new customers and increase the lifetime value of our customers.

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

Continue to Grow Our Market Share in Indications We Already Treat

There remains a large and unaddressed market within hair-loss, erectile dysfunction, Men’s health, and dermatology into which we intend to aggressively scale in 2021 and beyond. We plan to continue to build a robust operational infrastructure to enable us to not only provide better patient care but drive better unit economics for our business.

Launch New Treatments

We intend to leverage our existing infrastructure to launch new products within and around our existing brands. In the first quarter 2021, we are launching our dermatology and skincare brand, NavaMD. Additionally, a multitude of opportunities exist to expand our product offerings under our current brand portfolio, and we plan to deploy new products and services in 2021 and beyond that will meet the needs of our existing customer base. In men’s health, for example, we intend to address ED-adjacent indications including common sexually transmitted infections (STI).

Launch and Scale LifeMD Concierge Care

We intend to launch LifeMD, our cash-pay subscription-based concierge care service, in the first half of 2021. We believe that LifeMD will make virtual and on-demand concierge healthcare available at a price that is affordable to almost anyone. We intend to offer our LifeMD concierge service to our existing patient population, new patients that we acquire for condition-specific treatment, and plan to run national and global direct-response marketing campaigns to rapidly increase awareness of the LifeMD offering.

Pursue Opportunities for Joint Ventures, Partnerships, and Inorganic Growth Initiatives

We believe that our business model – direct-to-patient telemedicine – will be disruptive to the world of traditional healthcare services, pharmaceutical products, medical devices, and diagnostics. Our proven ability to launch and scale telemedicine offerings in a capital-efficient manner will likely be valuable to organizations in the traditional healthcare market segment seeking to take advantage of this new delivery model. We believe we are well-positioned to form joint ventures and partnerships with existing traditional healthcare companies, and we are currently exploring avenues and partners for new ventures.

Drive Continued Operational Excellence

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

Optimize Price

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

Reduce Product Returns

We continue to evolve our return policies and believe we have the opportunity to reduce customer return rates. We have identified several opportunities that span policy change, process improvement and consumer education to reduce return rates and increase overall customer satisfaction.

Invest in Supply Chain

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

We anticipate that growth of our products and services will span entirely new markets in healthcare, including:

● Services and Content: We plan to offer services that provide customers the opportunity to interact with telemedicine in new ways, including digital apps, counseling and family consultations.

● Use Cases: We believe we can broaden the range of use cases addressed by market need, including the treatment of new conditions with the launch of new brands, including our first quarter 2021 launch of NavaMD, and the expansion of existing brand offerings to covering complementary clinical indications.

Competition

The markets we sell into are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in the hair loss, immune support, men’s health and document management verticals. We also compete with traditional mass merchandisers, drug store chains, independent pharmacies and health food stores.

Our competitors include, among others, Teledoc, Ro, Thirty Madison, Inc., Icebreaker Health, Inc., Hims & Hers Health, Inc. and GoodRx, Inc. Many of our competitors are substantially larger and more experienced than us, have longer operating histories, higher visibility and brand recognition and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

Competitive Strengths

We take a patient-focused approach to telemedicine, with an emphasis on the quality-of-care we deliver to our patients. Our human capital and know-how, proprietary technology platform, and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

High-Quality Care

Our telemedicine platform is designed to give consumers more control over their healthcare spending; greater convenience in how and when they pursue or receive care; and better outcomes as hurdles to healthcare services are removed for the care or medications patients need. We are committed to exceptional care and an exceptional customer service experience for our patients and customers.

Direct-To-Consumer Know-How

We actively seek to acquire, license, and develop brands and products with large, untapped e-commerce potential and proven business models. We acquire our patients in an efficient manner through an omni-channel marketing approach that includes digital advertising through platforms like Facebook and Google, social media platforms, as well as more traditional media channels like television and radio. Since our inception in 2015, we have invested heavily in recruiting experts in direct response marketing and customer acquisition.

Proprietary and Scalable Technology Platform

Our in-house telemedicine infrastructure is continually being improved as we scale, and this flexible infrastructure can be repurposed for any variety of existing or future telemedicine brands. This flexible platform allows for rapid development and scale of new telemedicine brands as we identify attractive specialty verticals. Additional key capabilities of this platform include proprietary staffing algorithms for case-load balancing, full CRM functionality, synchronous and asynchronous communications, and more.

● Patient Care Center : We launched a dedicated patient care center in November 2020 staffed by LifeMD employees which currently spans approximately 100 employees and is led by an experienced operations and customer experience leader. We believe the hands-on capabilities of the patient care center will continue to add significantly to our company’s performance through increased conversions, customer ratings and retention.

● Drive Marketing Efficiencies: Marketing investments are the result of a disciplined process and are measured against both growth and profitability targets. As we continue to grow and scale, we believe we will continue to improve the efficiency of our marketing investments and improve our return on advertising spend. As our budgets and pool of talent continues to grow, we believe this will result in cheaper media rates and improvements to our proprietary models that inform the strategic decisions that drive product offerings, customer acquisition, retention, and brand awareness.

Management Team

Our management team has deep experience in healthcare services, technology, and direct-to-consumer and traditional advertising such that we believe we are uniquely positioned to expand our patient-base while providing quality services and product offerings at efficient customer-acquisition costs.

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

From time-to-time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include ShapiroMD® and iNRWellnessMD®. Trademark applications are in process for RexMD and SOSRx. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.

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

Manufacturing

We use third parties to manufacture and package our products according to the formulas and packaging guidelines we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

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

Employees

As of December 31, 2020, we had 56 full-time employees. In addition, we use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

COVID-19 Response

On March 11, 2020, the United States declared a national emergency in response to the COVID-19 pandemic. Subsequently, states enacted stay-at-home orders to slow the spread of the virus that causes COVID-19, and reduce the burden on the U.S. health care system. In response to COVID-19, our senior leadership assessed the impact across our entire team. Our objective was to ensure the health, safety and well-being of our employees, customers, and the communities we service. Our response to COVID-19 and financial performance in 2020 was a direct result of the dedication and strength of our team members, our strong culture.

Corporate History

LifeMD, Inc. was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with changing our name, we changed our trading symbol to LFMD. On April 1, 2016, with respect to a limited liability company operating agreement with joint venture partners for one of our skincare products under the legal name Immudyne PR LLC (“Immudyne PR”), such original operating agreement of Immudyne PR was amended and restated and we increased our ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc. completed in 2018, Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. Effective January 22, 2021, we consummated a transaction to restructure the ownership of LegalSimpli (the “LSS Restructuring”). To affect the LSS Restructuring, Conversion Labs PR entered into a series of agreements as further described below.

Membership Interest Exchange Agreement

Effective January 22, 2021 (the “Effective Date”), in furtherance of the LSS Restructuring, CLPR entered into a Membership Interest Exchange Agreement with LegalSimpli, (the “Exchange Agreement”), pursuant to which CLPR exchanged a promissory note dated May 8, 2019 with an outstanding balance of $375,823 (the “CLPR Note”), issued by LegalSimpli in favor of CLPR, for 37,531 newly issued membership interests of LegalSimpli (the “Exchange”). Upon consummation of the Exchange the CLPR Note was extinguished.

Membership Interest Purchase Agreements

On the Effective Date, in furtherance of the LSS Restructuring, CLPR entered into a Membership Interest Purchase Agreement with LegalSimpli, (the “CLPR MIPA”), pursuant to which CLPR purchased 12,000 membership interests of LegalSimpli for an aggregate purchase price of $300,000. The CLPR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of CLPR. Payment for the first tranche of $100,000 was made upon execution of the CLPR MIPA. Payments for the second and third tranches are due on the 60-day anniversary and the 120-day anniversary of the Effective Date.

Concurrently, in furtherance of the LSS Restructuring, CLPR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of LegalSimpli (the “Founding Members”) whereby CLPR purchased from the Founding Members an aggregate of 2,183 membership interests of LegalSimpli for an aggregate purchase price of $225,000.

Following the consummation of the LSS Restructuring, CLPR increased its ownership of LegalSimpli from 51% to approximately 85.58% on a fully-diluted basis. LegalSimpli entered into an amendment to its operating agreement (the “LSS Operating Agreement Amendment”) to reflect the foregoing.

LegalSimpli Option Agreements

Concurrently, CLPR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” and, together with Fitzpatrick Option Agreement, the “Option Agreements”), pursuant to which CLPR granted options to purchase membership interest units of LegalSimpli. The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of LegalSimpli for an exercise price of $1.00 per membership interest unit.

The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon LegalSimpli achieving $2,500,000 of gross sales in any fiscal quarter (ii) 3,434 membership interests upon LegalSimpli achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 3,434 membership interests upon LegalSimpli achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Options shall vest in accordance with the following (i) 700 membership interests upon LegalSimpli achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon LegalSimpli achieving $,4,000,000 of gross sales in any fiscal quarter and (iii) 700 membership interests upon LegalSimpli achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25% of LegalSimpli by Fitzpatrick and Pathak in the aggregate with CLPR ownership ratably reduced to approximately 72.98%.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments to these reports that we file with or furnish to the SEC at their website, www.sec.gov, are also available free of charge at our website, https://ir.lifemd.com/, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to the SEC. The content of this website is not part of this Annual Report.

Any of these reports or documents may also be obtained by writing to: Investor Relations; c/o LifeMD, Inc., 800 Third Avenue, Suite 2800, New York, NY 10022.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Industry

We have generated net losses, we anticipate increasing expenses in the future, we have not yet achieved profitability, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $60.5 million and $3.5 million in the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $80.2 million as of December 31, 2020. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

Our cash flows from operations were negative or insignificant for the years ended December 31, 2019 and 2020. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects. We cannot assure you that we will be able to achieve profitability, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon establishing increased cash flow from operations or securing other sources of financing. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall, and our shareholders may lose all or a significant portion of their investment.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering direct to consumer products and services in 2016. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”), to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Similar risks apply to our subsidiary cloud-based software as a service business that is exposed to many of the risks typically experienced by a new and growing company including ability to attract new customers, entrance of competitors, and other risk factors.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive customer engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our telemedicine platform, as well as on our ability to continue to grow our existing business and expand into new indications. Negative publicity concerning our platform or brands, or the telehealth market as a whole, could limit market acceptance of our offerings. If our customers do not perceive the benefits of our telemedicine products and services, or if our products do not drive customer retention, then our market may not develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns, negative publicity regarding patient confidentiality and privacy in the context of telehealth, and resistance from third party payors could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

We may not be successful in launching treatments for new indications.

Our initial offerings focused on men and women seeking solutions for hair loss and men seeking treatment for erectile dysfunction. A substantial majority of our annual revenue to date has come from these two indications. We will continue to launch several indications within our current brands of focus and also launch new brands, including a tele-dermatology brand focused on skincare. This part of our business is new and still developing. We have less experience marketing to patients within these new verticals, and as a result, our efforts to attract new customers may not be as successful.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based medical consultations with providers, and applicable pharmaceutical products prescribed by the providers for specific medical conditions. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations and prescription and non-prescription medication for additional conditions. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products directly to consumers and offering consumers access to telehealth consultations with providers and certain prescription medications that may be prescribed by the providers in connection with the telehealth consultations. Unless we are able to acquire new customers, and retain existing customers, our business, financial condition, and results of operations may be harmed.

In order to acquire new customers and patients, and to incentivize existing customers and patients to purchase more of our offerings, we use social media platforms, search engine marketing, emails, text messages, our Patient Care Center, influencers, and many other online and offline marketing strategies to reach new customers and patients. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others, or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

Changes to social networking or advertising platforms’ terms of use, terms of service, or traffic algorithms that limit promotional communications, impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms, disruptions, or downtime experienced by these platforms or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails and text messages could also cause reputational damage and adversely affect our business.

Additionally, we use emails, phone calls, and text messages to communicate with customers and we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consenting consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached or information therein is misused, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state healthcare, privacy, or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets.

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

If we are unable to expand our marketing infrastructure, we may fail to increase the usage of our platform to meet our forecasts.

We first launched our e-commerce platform in 2016 and our telemedicine platform in December of 2019. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers’ and patients’ subscription-based purchases of prescription and over the counter products made available through our platform. We expect to expand the conditions for which customers can seek treatment from providers, including fulfillment of prescription medication, through our platform and, as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

A key element of our business strategy is the continued expansion of our marketing infrastructure, including our Patient Care Center, to drive customer and patient acquisition and retention. As we increase our marketing efforts in connection with the expansion of our platform offerings, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, ecommerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our solutions.

If we are unable to expand our marketing capabilities, we may not be able to effectively expand the scope of our platform to attract new customers and give our existing customers additional treatment options. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

Our revenue growth depends on consumers’ willingness to adopt our products, and the failure of our offerings to achieve and maintain market acceptance could result in us achieving revenue below our expectations, which could cause our business, financial condition, and results of operation to be materially and adversely affected.

Our growth is highly dependent upon the adoption by consumers of our products, and we are subject to a risk of any reduced demand for our products. If the market for our products does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Our current business strategy is highly dependent on our platform and offerings achieving and maintaining market acceptance. Market acceptance and adoption of our model and the products and services we make available depend on educating potential customers who may find our services and these products and services useful, as well as potential partners, suppliers, and providers, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our offerings as compared to those of competitors. If we are not successful in demonstrating to existing and potential customers the benefits of our services, our revenue may decline or we may fail to increase our revenue in line with our forecasts.

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise:

●	perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy and customer data;
●	our inability to expand into new conditions and to attract providers qualified to treat those conditions;

●	regulatory developments that affect our business, including in healthcare, data privacy and security, and consumer protection;
●	competitors offering telehealth options or technologies for customers and the rate of acceptable of those solutions as compared to our platform;
●	perceived difficulty or complexity of obtaining a medical consultation or prescription on our platform; and
●	negative reviews of providers treating our customers.

In addition, our business model and the services and products we make available may be perceived by potential customers, providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use the platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar providers until there is overwhelming evidence to convince them to alter their current approach.

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

The market for our products is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, and changing consumer demands and behaviors. We are expanding our business by offering access to consultation and treatment options for new conditions, and it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

Additionally, if healthcare or healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future services could be rendered obsolete and require that we materially change our technology or business model. If we are unable to do so, our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction, or implementation of new options on our platform and any enhancements thereto. Any such difficulties may have an adverse effect on our business, financial condition, and results of operations.

Competitive platforms or other technological breakthroughs for the monitoring, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

The introduction by competitors of solutions or offerings that are or claim to be superior to our platform or offerings may create market confusion, which may make it difficult for potential customers to differentiate between the benefits of our offerings and competitive solutions. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of products and services we make available. If a competitor develops a product or business that competes with, or is perceived to be superior to our offerings, or if a competitor employs strategies that place downward pressure on pricing within our industry, our revenue may decline significantly or may not increase in line with our forecasts, either of which could adversely affect our business, financial condition and results of operations.

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. For example, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible in response to the COVID-19 pandemic. Although it is unclear whether these regulatory changes will be permanent or that they will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities, these changes may result in greater competition for our business. The lower barriers to entry may allow various new competitors to enter the market more quickly and cost effectively than before the COVID-19 pandemic. Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or collaboration involving competitors that may create competitors with greater resources and access to potential customers. The COVID-19 pandemic may also cause various traditional healthcare providers to evaluate and eventually pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:

●	accessibility, ease of use and convenience;
●	price and affordability;
●	personalization;
●	brand recognition;
●	long-term outcomes;
●	breadth and efficacy of offerings;
●	market penetration;
●	marketing resources and effectiveness;
●	partnerships and alliances;
●	relationships with providers, suppliers, and partners; and
●	regulatory compliance recourses.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $12.5 million for the year ended December 31, 2019 to $37.3 million for the year ended December 31, 2020. Our number of full-time employees has increased significantly over the last few years, from 26 employees as of December 31, 2019 to 56  employees as of December 31, 2020.

We anticipate that we will continue to significantly expand our operations and headcount in the near term as we continue to scale domestically. We also anticipate entering the international market to meet perceived demand for our offerings. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate.

This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures, and we will need to ensure that we maintain high levels of patient care and support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of patient care, support, or satisfaction, increases in costs, difficulties in introducing new products or features, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new customers. Our brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad client adoption of our brands. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners.

If we are unable to attract and retain high quality healthcare providers for our customers, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on our continued ability to maintain customer access to a network of qualified healthcare providers, which include medical doctors, physician assistants, and nurse practitioners. If we are unable to recruit and retain licensed physicians and other qualified providers to perform services on our platform, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers, or difficulty meeting regulatory requirements. The failure to maintain or to secure new cost-effective arrangements with third party medical groups and independent providers on our platform may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Any failure to offer high-quality support may adversely affect our relationships with customers and healthcare providers, and in turn our business, financial condition, and results of operations.

In using our platform, our customers depend on our patient care and support, including our Patient Care Center, to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for patient care and support. We also may be unable to modify the nature, scope, and delivery of our offerings or patient care and support to compete with changes in solutions provided by our competitors. Increased customer demand for support could increase costs and adversely affect our business, financial condition, and results of operations. Our revenue is highly dependent on our reputation and on positive recommendations from our customers, providers, and partners. Any failure to maintain high-quality patient care and support or a market perception that we do not maintain high-quality patient care and support, could adversely affect our reputation, our ability to sell the offerings on our platform, and in turn our business, financial conditions, and results of operations.

We face risk that may arise from acquisitions and investments, which could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed.

We may pursue inorganic methods of growth, including strategic acquisitions and mergers in the future, to add complementary or strategic companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
●	difficulties in integrating and managing the combined operations, technologies, technology platforms, and products of the acquired companies, and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

●	regulatory complexities of integrating or managing the combined operations or expanding into other industries or parts of the healthcare industry;
●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;
●	failure to successfully further develop the acquired technology or realize our intended business strategy;
●	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
●	unanticipated costs associated with pursuing acquisitions;
●	failure to find commercial success with the products or services of the acquired company;
●	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;
●	failure to successfully onboard customers or maintain brand quality of acquired companies;
●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
●	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and
●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by customers, providers, partners, suppliers, or investors.

Additionally, competition within our industry for acquisitions of business, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets can be a driver of long-term growth, when we expand into international markets, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, providers and suppliers in countries other than the United States is an opportunity for growth for us going-forward. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:

●	uncertain legal and regulatory requirements applicable to telehealth and prescription medication;
●	our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;
●	multiple, conflicting and changing laws and regulations such as tax laws, privacy, and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits, and licenses;
●	obtaining regulatory approvals or clearances where required for the sale of our offerings, products, devices, and services in various countries;
●	requirements to maintain data and the processing of that data on servers located within the United States or in such countries;
●	protecting and enforcing our intellectual property rights;

●	logistics and regulations associated with prescribing medicine online and engaging with partner pharmacies to ship the prescribed medication;
●	natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

Our ability to expand our business and to attract talented employees, customers, providers, partners, and suppliers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, financial condition, and results of operations.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. This has been the case in 2020 as a result of the COVID-19 pandemic. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our offerings and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our platform or seek to lower their costs by exploring alternative providers or our competitors. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any particular industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

The COVID-19 pandemic has increased interest in and customer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

The World Health Organization declared a global emergency on January 30, 2020 with respect to the outbreak of COVID-19 and then characterized it as a pandemic on March 11, 2020. The outbreak has spread globally, causing companies and various local, state, federal, and international jurisdictions to impose restrictions, such as quarantines, closures, cancellations, and travel restrictions. The duration of the business disruptions, travel restrictions and related financial impact cannot be reasonably estimated at this time. As the COVID-19 pandemic is ongoing, the complete impact of the pandemic is still unknown and rapidly evolving.

Due to COVID-19, telehealth has seen a steep increase in use across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know if this relaxation of regulatory barriers resulting from COVID-19 will remain or for how long. There is renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If customer adoption of telehealth generally, or our platform in particular materially decreases as the COVID-19 restrictions are lifted, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

Our business depends on continued and unimpeded access to the internet and mobile networks.

Our ability to deliver our internet-based and mobile-application based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, natural disasters, and other force majeure events outside our control;
●	communications failures;
●	software and hardware errors, failures, and crashes;
●	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
●	other potential interruptions.

We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation. The occurrence of any of the foregoing events could have an adverse impact on our business, financial condition, and results of operations.

Cyber security risks and the failure to maintain the integrity of data belonging to our Company could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We collect and retain large volumes of data relating to our business and from our customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize, and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or preferred customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Any disruption of service at Amazon Web Services, partner pharmacies or other third-party service providers could interrupt access to our platform or delay our customers’ ability to seek treatment.

We currently host our platform, serve our customers, and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, as well as through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of partner pharmacies, AWS, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies who can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and partner pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

None of our partner pharmacies, shipping providers, contract manufacturers, nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these third-party service providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated, we may experience costs or downtime in connection with the transfer to, or the addition of, such new providers. If these third-party service providers were to increase the cost of their services, we may have to increase the price of our offerings, and our results of operations may be adversely impacted.

We depend on a number of other companies to perform functions critical to our ability to operate our platform, generate revenue from customers, and to perform many of the related functions.

We depend on third party medical groups and their providers to deliver quality healthcare consultations and services through our platform. Through our platform, providers are able to prescribe medication fulfilled by a partner pharmacy. Any interruption in the availability of a sufficient number of providers or supply from our partner pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the third party medical groups, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our partner pharmacies in the near term before our own affiliated pharmacy is operational at scale and able to service all geographies, we cannot guarantee that we will be able to find, diligence, and engage with a replacement partner in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with a third party medical group or partner pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Our payments system depends on third party service providers and is subject to evolving laws and regulations.

We have engaged third-party service providers to perform underlying card processing and currency exchange. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through the platform could be adversely affected and our business could be harmed. In addition, if these service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering third-party payment systems. As we expand the availability of payments via third parties or offer new payment methods to our customers in the future, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processor, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Any such difficulties or failures with respect to the payment systems we utilize may have an adverse effect on our business.

Our pricing decisions may adversely affect our ability to attract new customers, healthcare providers, and other partners.

We have limited experience determining the optimal prices for our offerings. As competitors introduce new solutions that compete with our offerings, especially in the telehealth market where we face significant competition, we may be unable to attract new customers or partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our services and products and negatively impact our overall revenue. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross profit, profitability, financial position, and cash flows.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in marketing, engineering, operations, healthcare, regulatory, legal, finance and support functions. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own, or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value, or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets once the applicable lock-up restrictions expire, which may reduce their motivation to continue to work for us.

We permit most of our employees to work remotely should their particular positions allow. While we believe that most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. To the extent our current or future remote work policies result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

We are at risk that the non-prescription inventory that we store may become damaged, facility disruption may also harm our business.

We hold non-prescription inventory at some of our facilities. A natural disaster, fire, power interruption, work stoppage or other calamity at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our facility, machinery, or inventory were damaged or unusable, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Governmental Regulation

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. We currently accept payments only from our customers - not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like us, or if we determine that we will facilitate payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase.

If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations; and any changes to federal, state or international laws or regulations applicable to our company could adversely affect our business.

Our business is subject to a variety of federal, state, local, and international laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like ours or if we determine that we will change our business model and accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Even within the narrowed band of applicable healthcare laws and regulations, because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of being in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals and exclusion from participation in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our ability to offer access to telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in the applicable jurisdiction. Each country’s interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing services and products evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

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

State legislative and regulatory changes specific to the area of telehealth law may present the third party medical groups and independent physicians on our platform with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

Our third party medical groups and independent physicians’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, the practice of medicine and healthcare delivery in general in that jurisdiction. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Because this is a developing area of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our third party medical groups’ or independent providers’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. This risk is especially acute in the healthcare industry given the level of government spending, oversight and control over the industry as a whole. Compliance with these evolving laws, regulations and interpretations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the states in which we operate, we believe we are in material compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in such states in a manner that undermines our platform’s attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new products, services, or solutions to our platform may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate federal, state, or local licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Changes in public policy that mandate or enhance healthcare coverage could have a material adverse effect on our business, operations, and/or results of operations.

Our mission is to make healthcare accessible, affordable, and convenient for everyone. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operations, and results of operations may be materially adversely affected.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business or results of operations, which could be materially adverse. Even if we could predict such matters, we may not be able to reduce or eliminate the potential adverse impact of public policy changes that could fundamentally change the dynamics of our industry.

Changes in insurance and healthcare laws, as well as the potential for further healthcare reform legislation and regulation, have created uncertainty in the healthcare industry and could materially affect our business, financial condition, and result of operations.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—and our business model may not be directly impacted by healthcare reform, healthcare reform will impact the healthcare industry in which we operate. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other state and local requirements, and if we or our third party suppliers fail to comply with federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet—or significant changes to—any federal, state, or local requirements attendant to the sales and marketing of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses.

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by FDA on the approved uses in the product prescribing information. While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

The information that we provide to healthcare providers, customers, and our partners could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.

We collect and transmit healthcare-related information to and from our customers, providers, and partner pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our partner pharmacies. If the data that we provide to our customers, providers, or partner pharmacies are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, providers, and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, we are not a covered entity or a business associate under HIPAA, which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that we do not believe that we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

We have developed and maintained policies and procedures with respect to health information and personal information that we use or disclose in connection with our operations, including the adoption of administrative, physical, and technical safeguards to protect such information.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII, including the California Confidentiality of Medical Information Act. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups and the providers and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

We also publish statements to our customers through our privacy policy that describe how we handle health information or other PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny.

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was passed on November 3, 2020 and will enter into force on January 1, 2023, with a look-back to January 2022. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

Our business, including our ability to operate and to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, features, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or providers share with us, or regarding the manner in which the express or implied consent of customers or providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality or features.

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

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

Risks Related to Intellectual Property

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

Our intellectual property includes a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that we may issue in the future, with respect to pending or future patent applications, may not provide sufficient broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. We may, over time, increase our investment in protecting innovations through investments in filings, registrations, or similar steps to protect our intellectual property, and these processes are expensive and time-consuming.

We may be in the future subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

Any intellectual property claim against us or parties indemnified by us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible, or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our customer satisfaction and ability to attract customers. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding, or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our customers in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our results of operations.

We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition and results of operations.

If we incur product liability claims, such claims could increase our costs; adversely affect our reputation, business and results of operations; and we may not be able to maintain or obtain insurance.

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers. This activity, as well as the sale of other products on our platform, exposes us to the risk of negligence and product liability claims.

Some of our products are designed for human consumption and use, and we face liability claims if the use of our products is alleged to have resulted in injury or death claims may be made by customers, third-party service providers or manufacturers of products and services we make available. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition and results of operations. While we do maintain product liability insurance coverage, this insurance is subject to deductibles and coverage limitations, and we cannot be sure that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial, could divert management attention, and may result in adverse publicity or result in reduced acceptance of our platform and offerings. These liabilities could prevent or interfere with our growth and expansion efforts. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

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

Risks Related to Our Results of Operations and Additional Capital Requirements

Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

Our results of operations have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	new developments on our platform or in our product offerings;
●	our ability to attract and retain providers to our platform;
●	changes in our pricing policies and those of our competitors;
●	our ability to execute our plans to add treatment options and provider expertise for additional medical conditions;
●	long-term treatment outcomes of customers on our platform;
●	medical, technological, or other innovations in our industry or in connection with specific products that we make available on our platform;
●	our ability to maintain relationships with customers, partners, and suppliers;
●	our ability to retain key members of our executive leadership team;
●	breaches of security or privacy;
●	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
●	costs related to litigation, investigations, regulatory enforcement actions, or settlements;

●	changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
●	announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our platform and offerings for which there are no relevant comparable products;
●	instability in the financial markets;
●	global economic conditions;
●	the duration and extent of the COVID-19 pandemic; and
●	political, economic and social instability, including terrorist activities, and any disruption these events may cause to the global economy.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

We rely significantly on revenue from customers purchasing subscription-based prescription products and may not be successful in expanding our offerings.

To date the majority of our revenue has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products through the platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments. These customers generate a substantial majority of our revenue. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition, and results of operations. Because we derive a vast majority of our revenue from customers who purchase subscription-based prescription products, any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of NASDAQ, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income and sales taxes which could harm our results of operations.

There is a risk that certain state tax authorities where we do not currently file a state income tax return or collect sales tax could assert that we are liable for state and local income and sales taxes based upon income, sales, or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income and sales tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties and interest may adversely impact our results of operations.

Risks Related to our Patient Care Center

In the past we have, and in the future we may actively employ social media and Patient Care Center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and the Federal Trade Commission. For example, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill.

A material disruption in our information systems, including our website and Patient Care Center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.

We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website and our Patient Care Center are important parts of our integrated connected customer strategy, and customers use these systems as information sources on the range of products available to them and as a way to order our products. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber-attacks, or other security breaches, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies, and/or the enhancement of existing systems. Any material disruption in our information systems, delays or difficulties in implementing or integrating new systems, or enhancing or expanding current systems, could have an adverse effect on our business (in particular our Patient Care Center and online operations), and our operating results and could lead to reduced net sales and reputational damage.

Any significant interruptions in the operations of our Patient Care Center could cause us to lose sales and disrupt our ability to process orders and deliver our solutions in a timely manner.

We rely on our Patient Care Center to sell our products, respond to customer service and technical support requests, and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to our brand and reputation.

As we grow, we will need more capacity from our existing Patient Care Center. If our Patient Care Center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified Patient Care Center operators is challenging, and if we do not adequately train our Patient Care Center personnel, they may convert inquiries into sales at an acceptable rate.

Risks Related to Our Common Stock

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our Certificate of Incorporation, as amended, Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our Bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. We also may have entered into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

We currently do not intend to pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

You may experience dilution of your ownership interest due to the future issuance of additional shares of our common stock.

We are in a capital intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Additionally, the Board may subsequently approve increases in authorized common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

If and when a larger trading market for our securities develops, the market price of such securities is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your securities at or above the price at which you acquired them.

The stock market in general and the market for smaller health service companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

●	actual or anticipated changed in our operating results;
●	our ability to execute our business plan;
●	variations in our quarterly results;
●	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;
●	announcements or introduction of technological innovations or new products by us or our competitors;
●	market conditions within our market;
●	the sale of even small blocks of Common Stock by stockholders;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of public companies in general and small emerging companies in particular;
●	changes in investor perceptions;
●	the level and quality of any research analyst coverage of our Common Stock, changes in earnings estimates or investment recommendations by securities analysis, or our failure to meet such estimates;
●	any financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
●	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, or our competitors;
●	future sales of our Common Stock;
●	Introductions of new products or new pricing policies by us or by our competitors;
●	acquisitions or strategic alliances by us or by our competitors;
●	litigation involving us, our competitors, or our industry;
●	regulatory, legislative, political, and other developments that may affect us, our customers, and the purchasers of our products;
●	the gain or loss of significant customers;
●	the volume and timing of customers’ orders;
●	recruitment or departure of key personnel;
●	developments with respect to intellectual property rights;
●	our international acceptance;
●	market conditions in our industry, the business success of our customers, and economy as a whole; and

●	general global economic and political instability.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

If securities or industry analysts do not publish or cease publishing research or reports about us, or publish inaccurate or unfavorable reports about, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock, to some extent, will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts.

Exercise of warrants, and issuance of incentive stock grants may have a dilutive effective on our stock, and negatively impact the price of our Common Stock.

As of December 31, 2020 we had 3,550,471 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of one warrant to purchase one share of Common Stock at exercise prices ranging from of $1.40 to $5.75 per share over the next two to ten years.

As of December 31, 2020 we had a total of 4,232,400 stock options outstanding under our various option categories, including (1) service-based options, (2) performance-based options, and (3) options issued under our newly formed 2020 Equity and Incentive Plan. Each option provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding options consist of one option to purchase one share of Common Stock at exercise prices ranging from of $0.80 to $9.24 per share over the next ten years.

On January 8, 2021, the shareholders of the Company approved the 2020 Equity and Incentive Plan (“the Plan”). Under the Plan, 1,500,000 shares of common stock were reserved and authorized to be issued. As of March 29, 2021, there are no shares remaining to be issued under the Plan.

To the extent that any of the outstanding warrants and options described above are exercised, dilution, to the interests of our stockholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock. The existence of such warrants and options may adversely affect the market price of our Common Stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options.

Effect of Issuance of Preferred Stock

Our Certificate of Incorporation, as amended allows us to issue Preferred Stock with voting, liquidation, and dividend rights senior to those of the Common Stock without the approval of our stockholders. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding stock of our company and result in the dilution of the value of the then current stockholders’ Common Stock. We have no current plans to issue additional shares of Preferred Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All our facilities are leased domestically including an office space located in Puerto Rico, a U.S. territory. A description of our leased premises is as follows:

Principal Executive Offices:

●	Located at 800 Third Avenue, Suite 2800, New York, NY 10022 (Began February 2019)
●	Month-to-month lease
●	Virtual office with no actual office space, but have the ability to lease conference space from time-to-time
●	Monthly costs of $99 per month

Office Space:

●	Located in Puerto Rico
●	Month-to-month lease
●	Consists of approximately 1,000 sq. ft.
●	Monthly costs are $5,000 per month

Sales and Support Center:

●	Located in Huntington Beach, California.
●	Three-year lease ending February 28, 2023
●	Consists of 1,248 sq. ft.
●	Monthly costs of $2,235 from July 1, 2020 – February 28, 2021 and $2,302 from March 1, 2021 – February 28, 2022.

Patient Care Center:

●	Located in Greenville, South Carolina
●	Three year lease ending September 30, 2023
●	Consists of 5,084 sq ft
●	Annual costs of $101,680 with an annual increment of 2.5%

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until December 9, 2020, our common shares were traded under the OTC Market Group’s OTCQB. Since December 10, 2020, our common stock has been listed for trading on the Nasdaq Capital Market (“Nasdaq CM”) under the symbol “CVLB,” until February 22, 2021 when we changed our symbol to “LFMD.”

Approximate Number of Equity Security Holders

As of March 30, 2021, there were approximately 340 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq CM on March 26, 2021 was $19.24. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

Other than any sales that were already disclosed under a Current Report on Form 8-K during the year ended December 31, 2020, there have been no sales of unregistered securities by the Company as of such date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2020 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2020, as compared to the fiscal year ended December 31, 2019. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2020 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

LifeMD, Inc. is a diversified online direct-to-patient marketing and telemedicine company with a portfolio of health and wellness brands. Our products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products through third party partner channels. We market branded and generic prescription drugs that are then sold and shipped (via GoGoMeds) online directly to consumers in all 50 states and the District of Columbia. We have also established relationships with independent physicians in 50 states that provide virtual consultations to our patients. Since inception, we have treated over 300,000 patients nationwide. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider and pharmacy.

Developments in 2020

Key developments in our business during 2020 are described below:

Financing Transactions

Beginning May 21, 2020 through May 27, 2020, we issued convertible promissory notes (the “May 2020 Notes”) to five (5) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which we received gross proceeds of $1,000,000. The May 2020 Notes may be converted into shares of our common stock at any time following the date of issuance at a conversion price of $2.50 per share, subject to adjustment. During the week ended November 6, 2020, all accredited investors agreed to convert the May 2020 Notes (the “Note Conversions”) pursuant to the terms therein. On November 24, 2020, the Company issued an aggregate of 447,763 shares of common stock related to the Note Conversions at $2.50 per share.

In May 2020, we issued 294,120 shares of common stock to an investor for $250,000 in cash consideration.

5,000 shares of our Series B Preferred Stock was established on August 27, 2020. The shares of Series B Preferred Stock have a stated value of $1,000 per share (the “Series B Stated Value”) and are convertible into Common Stock at the election of the holder of the Series B Preferred Stock, at a price of $3.25 per share, subject to adjustment (the “Conversion Price”). Each holder of Series B Preferred Stock shall be entitled to receive, with respect to each share of Series B Preferred Stock then outstanding and held by such holder, dividends at the rate of thirteen percent (13%) per annum.

On August 28, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor, to purchase from us an aggregate of 3,500 units (the “Units”), at a purchase price of $1,000 per Unit, each consisting of (i) one share of Series B Convertible Preferred Stock, and (ii) a warrant to purchase 400 shares of common stock of the Company. As a result of the Purchase Agreement, we recorded a deemed dividend to the holders of the Series B Preferred Stock of $3,500,000 for the value of the warrants and beneficial conversion feature in excess of the purchase price. Additionally, we recorded accrued dividend of $155,822 for the Series B Preferred Stock 13% dividend feature.

In September 2020, we received aggregate proceeds of $25,000 for the sale of warrants from the Warrant Purchase Agreement.

On October 9, 2020, we effectuated a 1-for-5 reverse stock split (the “Stock Split”) of our issued and outstanding shares of common stock that became effective in the market on October 14, 2020.

On November 3, 2020, we consummated an initial closing of a private placement offering (the “Offering”), whereby pursuant to the securities purchase agreement (the “November Purchase Agreement”) entered into by the Company and certain accredited investors on October 30, 2020 (each an “Investor” and collectively, the “Investors”) we sold to such Investors an aggregate of 3,044,529 shares (the “Shares”) of our common stock, par value $0.01 per share for an aggregate purchase price of $14,461,513 (the “Purchase Price”). The Purchase Price was funded on November 3, 2020 and resulted in net proceeds to the Company of approximately $13.5 million.

On November 19, 2020, we consummated the second and final closing of the Offering, whereby pursuant to the November Purchase Agreement entered into by us and the accredited investor on November 19, 2020, we sold to such accredited investor 323,892 shares (the “Shares”) of the Company’s common stock for a purchase price of $1,538,487 which was funded on November 19, 2020 and resulted in net proceeds to the Company of approximately $1.4 million. The aggregate gross proceeds to the Company from the Offering was $16,000,000, or approximately $14.9 million, net of offering related expenses.

During the year ended December 31, 2020, we issued an aggregate of 534,774 shares of common stock related to the cashless exercise of options.

During the year ended December 31, 2020, we issued an aggregate of 535,600 shares of common stock for the exercise of stock options for cash proceeds of $302,400.

During the year ended December 31, 2020, we issued a total of 1,472,556 shares of common stock for the cashless exercise of warrants.

During the year ended December 31, 2020, we issued a total of 2,722,187 shares of common stock for share liability totaling $2,181,453.

Listing on NASDAQ Capital Market

The Company listed its shares of common stock for trading on the Nasdaq Capital Market beginning December 10, 2020.

Appointment of Board of Directors

On October 16, 2020, our Board of Directors appointed Dr. Elanor C. Mariano as a member of the Board, effective October 16, 2020.

On November 6, 2020, our Board of Directors appointed Mr. Roberto Simon as a member of the Board, effective November 6, 2020.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue

Our financial results for the year ended December 31, 2020 are summarized as follows in comparison to the year ended December 31, 2019:

	December 31, 2020		December 31, 2019
	$	% of Sales	$	% of Sales
Product revenues, net	30,556,163	81.9%	9,919,506	79.6%
Software revenues, net	6,732,747	18.1%	2,539,129	20.4%
Service revenues, net	5,000	0%	9,943	0%
Total revenues, net	$37,293,910	100%	$12,468,578	100%

Cost of product revenue	8,572,490	23.0%	2,371,295	19.0%
Cost of software revenue	334,952	0.9%	154,013	1.3%
Total cost of revenue	8,907,442	23.9%	2,525,308	20.3%

Gross profit	$28,386,468	76.1%	$9,943,270	79.7%

Selling & marketing expenses	41,669,475	111.7%	8,916,217	71.5%
General and administrative expenses	42,206,675	113.2%	2,398,751	19.2%
Other operating expenses	1,166,697	3.1%	724,270	5.8%
Customer service expenses	716,325	1.9%	570,763	4.6%
Development costs	446,749	1.2%	222,877	1.8%
Total expenses	$86,205,921	231.1%	$12,832,878	102.9%

Operating loss	$(57,819,453)	-155.0%	$(2,889,608)	-23.2%
Other expense, net	(2,582,398)	-6.9%	(761,150)	-6.1%
Net loss before provision for income taxes	$(60,401,851)	-162.0%	$(3,650,758)	-29.3%
Provision for Income taxes	122,500	-0.3%	(122,500)	-1.0%
Net loss attributable to noncontrolling interests	$(1,877,408)	-5.0%	$(391,055)	-3.1%
Net loss attributable to LifeMD, Inc.	$(58,646,943)	-157.3%	$(3,137,203)	-25.2%

Revenues for the year ended December 31, 2020 were approximately $37.3 million, an increase of 199% compared to approximately $12.5 million for the year ended December 31, 2019. The increase in revenues was attributable to both the increase in product revenue of 208% and an increase in software revenue of 165%. Product revenue accounts for 82% of total revenue and has increased in the year ended December 31, 2020 due to an increase in online sales demand, with the majority of the growth of our telemedicine brands, RexMD and ShapiroMD. Software revenue accounts for 18% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenues consists of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 252% to approximately $8.9 million for the year ended December 31, 2020 compared to approximately $2.5 million for the year ended December 31, 2019. The combined cost of increase was due to increased product costs related to our improved product sale volumes when compared to the prior year’s period ended December 31, 2019.

Gross profit increased by approximately 185% to approximately $28.4 million for the year ended December 31,2020 compared to approximately $9.9 million for the year ended December 31, 2019, as a result of increased combined sales, partially offset by a percentage increases in our costs to produce product revenues. Product costs increased to 23% of associated product revenues experienced during the year ended December 31, 2020, from 19% of associated product revenues during the year ended December 31, 2019. Gross profit as a percentage of revenues was 76% for the year ended December 31, 2020 compared to 80% for the year ended December 31, 2019. The decrease of 4% in gross profit was principally attributable to higher product costs incurred during the year ended December 31, 2020, resulting from the use of new suppliers, at slightly higher costs, resulting from the impact of COVID-19 related disruptions to our product supply chain, causing increased costs to procure our production inputs. The new suppliers were also required to supplement our increased production needs to meet our increased product demand.

Operating Expenses

	Year Ended December 31,
	2020	2019
Selling and marketing expenses	$41,669,475	$8,916,217
General and administrative expenses	42,206,675	2,398,751
Other operating expenses	1,166,697	724,270
Customer service expenses	716,325	570,763
Development costs	446,749	222,877
Total operating expenses	$86,205,921	$12,832,878

Operating expenses for the year ended December 31, 2020 were approximately $86.2 million, as compared to approximately $12.8 million for the year ended December 31, 2019. This represents an increase of 573%, or $73.4 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses, as well as merchant processing fees. During the year ended December 31,2020, the Company had an increase of approximately $32.8 million, or 367% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current year ended December 31, 2020 sales growth reported above and is expected to maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the year period ended December 31, 2020, stock-based compensation was $37.0 million, (1) with the majority related to stock compensation expense attributable to the attainment of a performance threshold in the period, (2) coupled with the issuance expense associated with the probability of future performance threshold attainment. This category also consists of payroll expenses for executive management, amortization expense and legal and professional fees. During the year ended December 31, 2020, the Company has had an increase of approximately $39.8 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the year ended December 31, 2020, the Company had an increase of approximately $442,000, or 61%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth, as well as a bad debt charge of approximately $133,000 in 2020.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico and South Carolina. During the year ended December 31, 2020, the Company had an increase of approximately $146,000, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the year ended December 31, 2020, the Company had an increase of approximately $224,000, primarily resulting from technology platform improvements for LegalSimpli and amortization expenses at CLPR.

Other Expenses

	Year Ended December 31,
	2020	2019
Interest expense, net	$1,667,536	$761,150
Loss on debt settlement	914,862	-

Total	$2,582,398	$761,150

Other expense, which consists of interest expense and loss on debt settlement, for the year ended December 31, 2020 increased by approximately $1.8 million compared to the year ended December 31, 2019. The increase in other expense, interest expense, is primarily attributable to the increased use of debt during 2020 and the acceleration of debt discount in 2020 of $500,145. Loss on debt settlement is attributable to the issuance of common share and warrant in exchange for debt during the year ended December 31, 2020.

Working Capital

	December 31, 2020	December 31, 2019
Current assets	$12,063,395	$2,747,102
Current liabilities	13,490,096	3,975,442
Working capital	$(1,426,701)	$(1,228,340)

Working capital (deficit) increased by only $198,361 during the year ended December 31, 2020. The increase in current assets is primarily attributable to an increase in cash of approximately $8.1 million, an increase in accounts receivable of approximately $551,000, and inventory and product deposits (combined increase of approximately $981,000). Current liabilities increased by $9.5 million which was primarily attributable to an increase in accounts payable and accrued liabilities as a result of the Company extending payables and credit terms with vendors during the year ended December 31, 2020.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019
Net loss	$(60,524,351)	$(3,528,258)
Net cash (used in) provided by operating activities	(12,131,614)	251,408
Net cash (used in) investing activities	(798,136)	(100,000)
Net cash provided by financing activities	21,002,201	775,123
Net increase in cash	$8,072,451	$926,531

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock , receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $12.1 million for the year ended December 31, 2020, as compared with net cash provided by operating activities of approximately $251,000 for the year ended December 31, 2019. The significant factors contributing to the cash used in operations during the year ended December 31, 2020, include the net loss of approximately $60.5 million (inclusive of $37.0 million in non-cash stock based compensation charges), principally offset by the Company’s increase in accounts payable of approximately $9.5 million.

Net cash used in investing activities for the year ended December 31, 2020 was approximately $798,000, as compared with net cash used in investing activities of $100,000 for the year ended December 31, 2019. Net cash used in investing activities was primarily due to continued payments on the Company’s purchase of LegalSimpli of $400,000 and the cash paid for capitalized software costs of approximately $398,000.

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $21.0 million as compared with net cash provided by financing activities of approximately $775,000 for the year ended December 31, 2019. During the year ended December 31, 2020, financing activities consisted of net proceeds from private placement of $14.9 million, cash proceeds from issuance of Series B Preferred Stock of $2.9 million, cash proceeds from notes payable of $2.4 million, cash proceeds from the sale of common stock of $2.3 million, cash proceeds from the sales of warrants of $622,763 and proceeds from the exercise of stock options of approximately $300,000, which were offset primarily by the repayment of notes payable of approximately $2.5 million during the year ended December 31, 2020.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes which the company has been successful in achieving to date. See Note 5 for a further discussion of a private placement offering, which closed on November 3, 2020, with final closing on November 19, 2020, yielding $16 million in gross proceeds to the Company before deduction of placement fees and other offering expenses, resulting in $14.9 million in net proceeds. The Company intends to use the net proceeds for customer acquisition, as well as for general corporate purposes.

Additionally, on February 11, 2021, the Company consummated the closing of a private placement offering (See Note 10) yielding gross proceeds of $14,000,008, and resulted in net proceeds to the Company of approximately $13.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of December 31, 2020 and December 31, 2019, the Company has accrued contract liabilities, as deferred revenue, of approximately $917,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns and rebates on product revenues during the year ended December 31, 2020 and 2019 approximated $3.3 million and $1.29 million, respectively. Customer discounts and allowances on software revenues during the year ended December 31, 2020 and 2019 approximated $1,062,000 and $241,000, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of December 31, 2020 and 2019, the Company capitalized $438,136 and $0 related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of a customer relationship asset and purchased license with an estimated useful life of three years and ten years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to audit by all related taxing authorities.

Stock-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common stock shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	insufficient written policies and procedures for accounting and financial reporting with respects to the requirements and application of both U.S. GAAP and SEC Guidelines;
(iii)	inadequate security and restricted access to computer systems including a disaster recovery plan;
(iv)	lack of formal written policy for the approval, identification and authorization of related party transactions; and
(v)	no written whistleblower policy.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

(i)	continue to search for and evaluate qualified independent outside directors;
(ii)	the recent addition of functioning audit committee;
(iii)	re-design of our accounting processes and control procedures;
(iv)	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a publicly-traded company;
(v)	review and improve current accounting policies and procedures and develop a thorough document detailing said policies and procedures with respects to the requirements and application of both U.S. GAAP and SEC Guidelines;
(vi)	identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan; and
(vii)	develop a written whistleblower policy.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that materially affected, our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item is incorporated by reference to our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective June 15, 2018.	S-1	3.5	6/27/2018
3.1	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective December 16, 2019.	DEF 14C	A	12/16/2019
3.2	Bylaws of Immudyne, Inc. effective April 9, 2018.	8-K	3.1	4/10/2018
3.2	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective January 21, 2020.	8-K	3.1	1/24/2020
3.3	Certificate of Amendment to Articles of Incorporation, filed October 9, 2020	8-K	3.1	10/15/2020
3.3	Certificate of Withdrawal of Series A Preferred Stock	8-K	3.1	8/19/2020
3.4	Certificate of Amendment	8-K	3.1	2/22/2021
3.4	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	3.1	8/31/2020
4.1	Form of Convertible Note.	8-K	4.1	8/19/2019
4.2	Form of Warrant.	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5	Conversion Labs, Inc. 2020 Equity Incentive Plan	8-K	4.1	1/14/2021
4.6	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.7	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.8	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.9*	Description of Securities
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018.	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Juan Manuel Piñero Dagnery, dated April 1, 2019.	8-K	10.2	3/20/2019
10.3#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019.	10-Q	10.10	8/14/2019
10.4	Form of Securities Purchase Agreement.	8-K	10.1	8/19/2019
10.5	Form of Lock-Up Agreement.	8-K	10.2	8/19/2019
10.6	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC.	8-K	10.1	5/13/2019
10.7	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC.	8-K	10.2	5/13/2019
10.8	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019.	8-K	10.1	7/31/2019
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR.	8-K	10.2	7/31/2019
10.10	Operating Agreement of Conversion Labs RX, LLC.	8-K	10.1	6/7/2019

10.11	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds).	8-K	10.4	6/7/2019
10.12	Amendment to Kalkstein Consulting Agreement.	8-K	10.1	3/20/2019
10.13	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC.	8-K	10.2	6/7/2019
10.14	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters.	8-K	10.3	6/7/2019
10.15	Amendment to Kalkstein Consulting Agreement, by and between Conversion Labs, Inc. and Robert Kalkstein	8-K	10.1	3/20/2019
10.16#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick.	8-K	10.1	1/24/2020
10.17#	Employment Agreement by and between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.18	Alpha 2019 Note Repayment and Warrant Amendment	10-Q	10.3	5/19/2020
10.19	Alpha 2018 Warrant Amendment.	10-Q	10.4	5/19/2020
10.20	Brio 2019 Note Repayment and Warrant Amendment	10-Q	10.5	5/19/2020
10.21	Brio 2018 Warrant Amendment	10-Q	10.6	5/19/2020
10.22	Form of Purchase Agreement	10-Q	10.7	5/19/2020
10.23	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.24	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.25	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.26	Form of Warrant	8-K	10.2	8/31/2020
10.27	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.28	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.29	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.30	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.31	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.32	Letter from Borgers dated September 28, 2020	8-K	16.1	9/29/2020
10.33	Amended Consulting Agreement	8-K	10.1	9/30/2020
10.34	Director Agreement, dated October 21, 2020	8-K	10.1	10/22/2020
10.35	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.36	Form of Registration Rights Agreement	8-K	10.1	11/4/2020
10.37	Form of Lock-Up Agreement	8-K	10.1	11/4/2020
10.38	Director Agreement, dated November 6, 2020	8-K	10.1	11/10/2020
10.39#	Employment Agreement, dated November 20, by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.40#	Employment Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/3/2020
10.41	Consulting Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and JDM Investments, LLC	8-K	10.1	12/3/2020
10.42#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.43#	Amended and Restated Employment Agreement, dated December 21, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/28/2020
10.44#	Employment Agreement, dated January 5, 2021, by and between Conversion Labs, Inc. and Bryant Hussey	8-K	10.1	1/11/2021
10.45#	Employment Agreement, dated January 11, 2021, by and between Conversion Labs, Inc. and Anthony Puopolo	8-K	10.1	1/14/2021
10.46	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021

10.47	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.48	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.49	Amendment to LSS Operating Agreement	8-K	10.4	1/28/2021
10.50	Fitzpatrick Option Agreement	8-K	10.5	1/28/2021
10.51	Pathak Option Agreement	8-K	10.6	1/28/2021
10.52#	Employment Agreement, dated February 4, 2021, by and between Conversion Labs, Inc. and Marc Benathen	8-K	10.1	2/10/2021
10.53	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.54	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.55#	Employment Agreement, dated January 14, 2021, by and between Conversion Labs, Inc. and Corey Deutsch	8-K	10.1	2/4/2021
10.56#*	Consulting Service Agreement, dated April 1, 2020, by and between the Company and JLS Ventures, LLC
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer
Date: March 30, 2021

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer and Director
Date: March 30, 2021

By:	/s/ Stefan Galluppi
Stefan Galluppi
Chief Technology Officer and Director
Date: March 30, 2021

By:	/s/ John R. Strawn, Jr.
John R. Strawn, Jr.
Director
Date: March 30, 2021

By:	/s/ Roberto Simon
Roberto Simon
Director
Date: March 30, 2021

By:	/s/ Dr. Elanor Mariano
Dr. Elanor Mariano
Director
Date: March 30, 2021

By:	/s/ Happy Walters
Happy Walters
Director
Date: March 30, 2021

By:	/s/ Bertrand Velge
Bertrand Velge
Director
Date: March 30, 2021

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director and Chief Medical Officer (U.S.)
Date: March 30, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LifeMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LifeMD, Inc. (the “Company”) as of December 31, 2020 and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation – Initial Measurement of Fair Value

Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company measures stock-based awards at fair value and recognizes compensation expense related to such awards over the respective vesting or service period. The Company uses the Black-Scholes option pricing model to determine the fair value of the awards. Certain inputs in the model used for determination of fair value of the awards of the Company, such as the expected term, volatility, and fair value of stock, require management to make significant judgments.

How We Addressed the Matter in Our Audit

We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards, such as service inception date based on the multi-year performance conditions and volatility. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others to award letters. We determined whether performance targets were satisfied in accordance with the contractual conditions, and recalculated grant date fair value by multiplying that earned quantity of awards by the grant price

Going Concern – Assessing the Company’s Ability to Continue as a Going Concern

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company has adequate cash on hand, which will provide sufficient liquidity to finance the operating activities of the Company for twelve months from the issuance of these consolidated financial statements. We determined that the Company’s ability to continue as a going concern is a critical audit matter due to significant management’s judgments and assumptions used in estimating future cash flows.

How We Addressed the Matter in Our Audit

We reviewed forecasted information, assessed reasonableness of the forecasted operating results and uses and sources of cash used in management’s assessment. This testing included inquiries with management, comparison of prior period forecasts to actual results, assessment of available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

March 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Conversion Labs, Inc. (now LifeMD, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Conversion Labs, Inc. (the “Company”) as of December 31, 2019, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We served as the Company’s auditor from 2018 to 2020

Lakewood, CO

March 30, 2020

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$9,179,075	$1,106,624
Accounts receivable, net	648,421	97,448
Product deposit	816,765	150,000
Inventory, net	1,264,258	950,059
Other current assets	154,876	442,971
Total Current Assets	12,063,395	2,747,102

Non-current assets
Right of use asset, net	274,437	23,625
Capitalized software, net	375,983	-
Intangible assets, net	339,840	675,452
Total non-current assets	990,260	699,077

Total Assets	$13,053,655	$3,446,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$11,794,084	$3,051,156
Notes payable, net	779,132	814,734
Deferred revenue	916,880	109,552
Total Current Liabilities	13,490,096	3,975,442

Long-term Liabilities
Lease Liability	285,323	29,978
Contingent consideration on purchase of LegalSimpli	100,000	500,000
Deferred tax liability	-	70,000
Total Liabilities	13,875,419	4,575,420

Commitments and contingencies (Note 7)

Mezzanine Equity
Preferred Stock, $0.0001 per value; 4,996,500 and 5,000,000 shares authorized Series B Preferred Stock, $0.0001 per value; 5,000 and 0 shares authorized, 3,500 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation value approximately, $1,045 and $0 per share at December 31, 2020 and 2019, respectively	3,655,822	-

Stockholders’ Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized, 23,433,663 and 10,680,730 shares issued, 23,330,623 and 10,577,690 outstanding as of December 31, 2020 and 2019, respectively	234,337	106,807

Additional paid-in capital	77,779,370	15,663,626
Accumulated deficit	(80,151,905)	(16,594,917)
	(2,138,198)	(824,484)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(2,301,899)	(988,185)

Non-controlling interest	(2,175,687)	(141,056)

Total Stockholders’ Deficit	(4,477,586)	(1,129,241)

Total Liabilities and Stockholders’ Deficit	$13,053,655	$3,446,179

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Net Revenues
Product revenues, net	$30,556,163	$9,919,506
Software revenues, net	6,732,747	2,539,129
Service revenues, net	5,000	9,943
Total Revenues, net	37,293,910	12,468,578

Cost of product revenue	8,572,490	2,371,295
Cost of software revenue	334,952	154,013
Cost of revenues	8,907,442	2,525,308

Gross Profit	28,386,468	9,943,270

Expenses
Selling & marketing expenses	41,669,475	8,916,217
General and administrative expenses	42,206,675	2,398,751
Other operating expenses	1,166,697	724,270
Customer service expenses	716,325	570,763
Development Costs	446,749	222,877
Total expenses	86,205,921	12,832,878

Operating Loss	(57,819,453)	(2,889,608)

Other Expenses
Interest expense, net	(1,667,536)	(761,150)
Loss on debt settlement	(914,862)	-
	(2,582,398)	(761,150)

Net Loss before provision for income taxes	(60,401,851)	(3,650,758)

Provision for income taxes	122,500	(122,500)

Net Loss	(60,524,351)	(3,528,258)

Net (loss) attributable to noncontrolling interests	(1,877,408)	(391,055)

Net loss attributable to LifeMD, Inc.	$(58,646,943)	$(3,137,203)

Deemed distribution to holders of common and Series B Preferred stock	(4,716,021)	-

Net loss attributable to LifeMD, Inc. common stockholders	$(63,362,964)	$(3,137,203)

Basic loss per share attributable to LifeMD, Inc. common stockholders	$(4.44)	$(0.32)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(4.44)	$(0.32)

Weighted Average number of common shares outstanding:
Basic	14,275,153	9,897,745
Diluted	14,275,153	9,897,745

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total

Balance at December 31, 2018	9,156,461	$91,564	$13,110,507	$(12,140,670)	$(163,701)	$897,700	$(77,962)	$819,738

Stock issued for services	20,000	200	15,800	-	-	16,000	-	16,000
Stock compensation	200,000	2,000	731,215	-	-	733,215	-	733,215
Agreement to issue shares for non-controlling interest in CVLB PR	1,000,000	10,000	890,000	(1,317,044)	-	(417,044)	417,044	-
Warrants issued in conjunction with stock	-	-	20,825	-	-	20,825	-	20,825
Warrants issued in conjunction with debt	-	-	569,146	-	-	569,146	-	569,146
Purchase of common stock	304,269	3,043	326,133	-	-	329,176	-	329,176
Distributions to non-controlling interest	-	-	-	-	-	-	(89,083)	(89,083)
Net loss	-	-	-	(3,137,203)	-	(3,137,203)	(391,055)	(3,528,258)

Balance, December 31, 2019	10,680,730	$106,807	$15,663,626	$(16,594,917)	$(163,701)	$(988,185)	$(141,056)	$(1,129,241)

Stock compensation	-	-	18,656,141	-	-	18,656,141	-	18,656,141
Stock issued for services	2,900,000	29,000	18,276,000	-	-	18,305,000	-	18,305,000
Sale of warrants	-	-	25,000	-	-	25,000	-	25,000
Exercise of warrants	379,957	3,800	618,963	-	-	622,763	-	622,763
Exercise of stock options	535,600	5,356	297,044	-	-	302,400	-	302,400
Cashless exercise of warrants	1,472,556	14,726	(14,726)	-	-	-	-	-
Cashless exercise of stock options	534,774	5,348	(5,348)	-	-	-	-	-
Sale of common stock	294,120	2,941	247,059	-	-	250,000	-	250,000
Sale of stock in private placement, net	3,368,421	33,684	14,866,536	-	-	14,900,220	-	14,900,220
Shares issued for share liability (proceeds received in prior period)	2,722,187	27,222	2,154,231	-	-	2,181,453	-	2,181,453
Common stock issued for debt exchange agreement	96,923	969	1,163,893	-	-	1,164,862	-	1,164,862
Common stock issued for conversion of debt	447,763	4,478	1,114,930	-	-	1,119,408	-	1,119,408
Distribution to non-controlling interest	-	-	-	-	-	-	(157,223)	(157,223)
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(194,024)	-	(194,024)	-	(194,024)
Deemed dividend from warrant price adjustments	-	-	1,216,021	(1,216,021)	-	-	-	-
Deemed dividend from warrants issued and BCF with Series B Preferred Stock	-	-	3,500,000	(3,500,000)	-	-	-	-
Rounding due to reverse split	632	6	-	-	-	6	-	6
Net loss - year ended December 31, 2020	-	-	-	(58,646,943)	-	(58,646,943)	(1,877,408)	(60,524,351)

Balance, December 31, 2020	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(60,524,351)	$(3,528,258)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	817,118	622,256
Amortization of capitalized software	62,153	-
Amortization of intangibles	335,612	335,613
Acceleration of debt discount	500,145	-
Loss on debt settlement	914,862	-
Operating lease payments	4,533	6,353
Stock issued for services	18,305,000	16,000
Stock compensation expense	18,656,141	733,215
Deferred tax liability	(70,000)	66,000
Changes in Assets and Liabilities
Accounts receivable	(550,973)	1,605
Product deposit	(666,765)	(116,695)
Inventory	(314,199)	72,557
Other current assets	95,595	(172,965)
Deferred revenue	807,328	33,568
Accounts payable and accrued expenses	9,496,187	2,182,159
Net cash (used in) provided by operating activities	(12,131,614)	251,408

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(398,136)	-
Payment to seller for contingent consideration	(400,000)	(100,000)
Net cash used in investing activities	(798,136)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	14,900,220	-
Cash proceeds from Series B Preferred Stock	2,892,500	-
Proceeds from convertible notes payable	2,350,000	1,093,279
Cash proceeds from sale of common stock	2,338,349	-
Cash proceeds from exercise of warrants	622,763	-
Cash proceeds from exercise of options	302,400	-
Cash proceed from sale of warrants	25,000	-
Payment of debt issuance costs	(15,000)	-
Distributions to non-controlling interest	(157,223)	(89,085)
Proceeds from note payable	242,000	-
Repayment of notes payable	(2,498,808)	(295,000)
Purchase of shares and warrants	-	349,999
Debt issuance costs	-	(284,070)
Net cash provided by financing activities	21,002,201	775,123

Net increase in cash	8,072,451	926,531

Cash at beginning of year	1,106,624	180,093

Cash at end of year	$9,179,075	$1,106,624

Cash paid for interest
Cash paid during the period for interest	$1,665,171	$80,660
Non-cash investing and financing activitites:
Issuance of company stock for investment in subsidiary	$-	$900,000
Cashless exercise of warrants	$49,551	$-
Deemed dividend from warrant price adjustments	$1,289,657	$-
Deemed distribution from warrants issued with Series B Preferred Stock	$3,500,000	$-
Stock yet to be issued for capitalized costs	$40,000	$-
Deemed distribution from down-round provision on unissued shares	$194,022	$-
Liability to issue common stock	$76,348	$-
Debt issuance costs for liability to issue shares	$219,450	$-
Conversion of convertible note payable and interest for Series B Preferred Stock	$607,500	$-
Stock issued for capitalized costs	$12,675	$-
Warrants issued in relation to debt	$-	$569,147
Common stock issued for conversion of debt	$1,119,408	$-
Debt Exchange Agreement	$250,000	$-
Right of Use asset	$274,437	$-
Right of Use lease liability	$285,323	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

LifeMD, Inc. was formed in the State of Delaware on May 24, 1994, under its prior name, Immudyne, Inc. The Company changed its name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, it changed its name to LifeMD, Inc. Effective February 22, 2021, the trading symbol for the Company’s common stock, par value $0.01 per share on The Nasdaq Stock Market LLC changed from “CVLB” to “LFMD”.

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s skincare products, was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of LegalSimpli (the “LSS Restructuring”) (See Note 10).

Nature of Business

LifeMD is a direct-to-patient telehealth company that provides a smarter, cost-effective and convenient way of accessing healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telemedicine companies, like the Company, connect consumers to licensed healthcare professionals for care across numerous indications, including concierge care, men’s sexual health and dermatology, among others.

The Company’s telemedicine platform helps patients access licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to its telemedicine offerings, it sells nutritional supplements and other over-the-counter products. Many of its products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for it.

The Company believes that brand innovation, customer acquisition and service excellence form the heart of its business. As is exemplified with its first brand, Shapiro MD, it has built a full line of proprietary OTC products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s telemedicine brand, Rex MD, currently offers treatment for erectile dysfunction, and will soon offer treatments for additional indications present in men’s health. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

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

Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, had no activity during the year ended December 31, 2020 and was dissolved during the period.

Unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary Conversion Labs PR, LLC (formerly Immudyne PR LLC, now “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on October 14, 2020 (the “Effective Date”). All references to common shares and common share data in these financial statements and elsewhere in this Form 10-K as of December 31, 2020 and 2019, and for the years then ended, reflect the Reverse Stock Split.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and the continued financial support from officers and directors, obtaining funding from third-party sources or the issuance of additional shares of common stock. See Note 5 for a further discussion of the private placement offering, which closed in November 2020, yielding approximately $14.9 million in net proceeds to the Company after deduction of placement fees and other offering expenses. The Company intends to use the net proceeds to expedite growth initiatives, as well as for general corporate purposes.

On February 11, 2021, the Company consummated the closing of a private placement offering (the “February 2021 Offering”), whereby pursuant to the securities purchase agreement (the “February 2021 Purchase Agreement”) entered into by the Company and certain accredited investors on February 11, 2021 the Investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately 14.0 million (the “Purchase Price”).

The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

Going Concern Evaluation

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company prepared its financial statements for the year ended December 31, 2019 assuming the Company would continue as a going concern, with an explanatory note that the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. As of December 31, 2020, the Company has an accumulated deficit approximating $80.2 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the end of 2021. Additionally, the Company expects its burn rate of cash to continue through the first quarter of 2021; however, the Company expects this burn rate to improve in future quarters. To date, the Company has been funding operations primarily through the sale of equity in private placements. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $12 million as of the filing date, which includes the $13.4 million of net proceeds from the February 2021 Offering noted above. Based on the Company’s projected cash requirements, management estimates that it will utilize approximately $10 million through the next 12 months from the filing date of this report. The Company reviewed its forecasted operating results and uses and sources of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors. Positive indicators that lead to its conclusion that it will have sufficient cash over the next 12 months following the date of this report include (1) its continued strengthening of our revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate in the first quarter of 2021 and over the next 12 months, (3) overall investor interest in its equity securities which it believes will enable it to successfully complete future capital raises and (4) the overall market value of the telemedicine industry and how it believes that will continue to drive interest in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR and its majority owned subsidiary, LegalSimpli. The non-controlling interest in LegalSimpli represents the 49 % equity interest held by other members of the subsidiary as of December 31, 2020 and 2019. Subsequent to year end, the Company purchased an additional 36% of LegalSimpli for a total 85%.

All significant intercompany transactions and balances have been eliminated in consolidation.

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

In accordance with ASC 810-10-25-37 and as amended by ASU 2009-17, the Company determines whether any legal entity in which the Company becomes involved is a VIE and subject to consolidation. The Company conducts an assessment on an ongoing basis for each VIE including (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company determined that three (3) entities were VIEs and subject to consolidation.

1.	Conversion Labs Media, LLC (“CVLB Media”), a Puerto Rico limited liability company,
2.	Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company (dissolved in 2020), and
3.	Conversion Labs Asia Limited, a Hong Kong company (“Conversion Labs Asia”).

CVLB Media, CVLB Rx and Conversion Labs Asia are all considered immaterial as of December 31, 2020 and 2019. CVLB Rx had no activity during the year ended December 31, 2020 and was dissolved during the period.

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

The continuing impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. As a result, many of our estimates and assumptions for the year ended December 31, 2020 were subject to an increased level of judgment and may carry a higher degree of variability and volatility. In future periods, subsequent to December 31, 2020, when additional information becomes available, which may differ from our current assumptions, may subject our estimates to material change in future periods.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations, as result the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassification includes $745,288 of merchant processing fees reclassified from cost of revenues to selling and marketing expenses for the year ended December 31, 2019.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $3,321,000 and $1,292,000, respectively, during the year ended December 31, 2020 and 2019.

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of December 31, 2020 and December 31, 2019, the Company has accrued contract liabilities, as deferred revenue, of approximately $917,000 and $110,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on software revenues approximated $1,062,000 and $242,000, respectively, during the year ended December 31, 2020 and 2019.

For the year ended December 31, 2020 and 2019, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2020	%	2019	%
Product revenues by Brand for CVLB PR:
Shapiro MD	$17,289,687	46	$9,019,956	72
Innate	5,041	-	49,258	-
iNR Wellness	247,350	1	738,965	6
Scarology	44,332	-	51,131	-
Rex MD	12,969,753	35	60,197	-
Total product revenue for CVLB PR	$30,556,163	82	$9,919,507	80

Software revenue for LegalSimpli, net	6,732,747	18	2,539,129	20

Services revenue for CVLB Media	5,000	-	9,943	-

Total Revenues, net	$37,293,910	100	$12,468,578	100

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. As of year end there is also a fully reserved accounts receivable for one wholesale agent relationship transaction. There will be no further wholesale agent sales in the future. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2020 and 2019, the Company had an allowance for bad debt, attributable to the single agent relationship amounting to approximately $133,000 and $0, respectively. As of December 31, 2020 and December 31, 2019, the reserve for sales returns and allowances was approximately $349,000 and $84,000, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded as contra assets in arriving at presented accounts receivable, net.

Inventory

As of December 31, 2020 and 2019, inventory primarily consisted of finished goods related to the Company’s brands included in the product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at the Amazon fulfillment center. The Company also maintains inventory at a related-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of December 31, 2020 and December 31, 2019, the Company recorded an inventory reserve in the amount of $57,481 and $12,500, respectively. The increase in our inventory reserve mainly is attributable to the lack of marketability for our INR Wellness product line.

As of December 31, 2020 and 2019, the Company’s inventory consisted of the following:

	December 31,	December 31,
	2020	2019

Finished Goods - Products	$1,172,624	925,017
Raw materials and packaging components	149,115	37,542
Inventory reserve	(57,481)	(12,500)
Total Inventory - net	$1,264,258	$950,059

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2020, and December 31, 2019, the Company has approximately $816,765 and $150,000, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2020 and December 31, 2019, the Company approximates its implicit purchase commitments to be $1.6 million and $300,000, respectively. As of December 31, 2020, and December 31, 2019, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of December 31, 2020 and 2019, the Company capitalized $438,136 and $0 related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of a customer relationship asset (with original cost of approximately $1,007,000) and a purchased license (with a cost of $200,000) with an estimated useful life of three and ten years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

Paycheck Protection Program

During the year ended December 31, 2020, the Company received aggregate loan proceeds in the amount of approximately $249,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Income Taxes

The Company files corporate federal, state and local tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2017, remain open to audit by all related taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur.

Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities, warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

The Company follows the provisions of ASC 260, “Diluted Earnings per Share”. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and preferred stock is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Series B Preferred Stock	1,076,923	-
Convertible notes	-	2,165,126
Stock options	4,232,400	4,374,000
Warrants	3,560,188	2,265,324
Potentially dilutive securities	8,869,511	8,804,451

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of December 31, 2020 and 2019, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the year ended December 31, 2020 and 2019, we purchased 100% of our finished goods from two (2) manufacturers.

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

NOTE 3 – INTANGIBLE ASSETS

As of December 31, 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	December 31,	December 31,	Amortizable
	2020	2019	Life
Amortizable Intangible Assets
Customer Relationship Asset	$1,006,840	$1,006,840	3 years
Purchased Licenses	200,000	200,000	10 years
Less: Accumulated amortization	(867,000)	(531,388)
Total Net Amortizable Intangible Assets	$339,840	$675,452

The aggregate amortization expense of the Company’s intangible assets for the year ended December 31, 2020 and 2019 was approximately $335,612, respectively. Amortization expense for 2021 will be approximately $339,840.

NOTE 4 – NOTES PAYABLE

On May 29, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund Ltd. (“Brio”), (collectively, the “2018 SPAs”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold the 2018 SPAs senior secured convertible notes in the aggregate original principal amount of $550,000 (collectively, the “Alpha and Brio Notes”), and warrants to purchase up to 478,261 shares of the Company’s common stock (collectively the “Alpha and Brio Warrants”). The Alpha and Brio Notes matured on May 2019. Interest on the outstanding principal amount of the Alpha and Brio Notes had compounded annually at the annual rate of twelve percent (12%), subject to adjustments through to their maturity date. The Alpha and Brio Notes were convertible into the Company’s common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the Holder shall be $1.15 per share of Common Stock, subject to adjustment as defined in the Alpha and Brio Notes. Alpha and Brio have converted $344,642 of these notes including $9,922 of interest as of December 31, 2019, leaving a balance of $187,308. As of December 31, 2020, these notes have been paid off.

On August 15, 2019, the Company entered into securities purchase agreements (the “August 2019 Purchase Agreements”) with two accredited investor Alpha and Brio. Pursuant to the terms of the August 2019 Purchase Agreements, the Company issued and sold to the investors convertible promissory notes for the aggregate original principal amount of $1,291,000 (collectively the “August 2019 Notes”), and warrants to purchase up to 935,870 shares of the Company’s common stock (the “August 2019 Warrants”). The August 2019 Notes matured on August 15, 2020 and accrued interest at a rate of twelve percent (12%) per annum, subject to adjustments, prior to maturity, as defined therein. The August 2019 Notes may be converted into shares of the Company’s common stock, at the discretion of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own shares in excess of 4.99% of the Company’s common stock. The conversion price for the principal and interest, if any, in connection with voluntary conversion by the investors shall be $1.15 per share of common stock, subject to adjustment as defined therein. In conjunction with the August 2019 Notes, the Company issued the August 2019 Warrants with an exercise price of $1.40 per share. The fair value of August 2019 Warrants was determined to be $569,147 based on the use of Black-Scholes pricing model. The August 2019 Warrants were evaluated by management and deemed to be equity-linked awards subject to ASC 815 Derivatives and Hedging. The August 2019 Notes contained an original issue discount of 20% or $215,250 which is the difference between the note’s face amount of $1,111,500 and the cash proceeds received from the investors. As part of this financing, the Company paid debt issuance costs $284,070 which are placed as a contra-debt account and were amortized over the life of the loan.

On February 25, 2020, the Company entered into a Note Repayment and Warrant Amendment Agreement with Alpha and Brio, whereby the Company agreed to repay the outstanding balance of Alpha and Brio’s August 2019 Notes in the amount of $1,291,000. As a result of this transaction, the Company accelerated debt discounts for warrants, issuance costs and original issue discount of $500,145, which was recognized through interest expense on the accompanying consolidated statement of operations. As of December 31, 2020 and December 31, 2019, the gross balance payable for these notes was $0 and $1,291,000, respectively. As of December 31, 2020 and December 31, 2019, the Company has cumulatively amortized $568,322 and $404,393 of the debt discounts costs including debt issuance costs, original issue discount, and discount for warrants issued in connection with the debt transaction, all of which is included in interest expense on the accompanying consolidated statement of operations. As of December 31, 2020 and December 31, 2019, the net balance payable for these notes was $0 and $627,426, respectively.

On February 18, 2020, the Company entered into two purchase agreements (the “C6 Purchase Agreements”) for the purchase and sale of future revenue with C6 Capital, LLC (“C6”). Pursuant to the terms of the C6 Purchase Agreements, the Company issued and sold to C6 two loan agreements in the aggregate original principal amount of $1,020,000. These loans contain an original purchase discount of 18%, or $270,000, in total, or $135,000 per each of the two agreements. C6 paid $375,000 per loan agreement for a total of $750,000. The Company paid debt issuance costs to C6 of $7,500 per agreement, or $15,000 in total, which was placed as a contra-debt account and will be amortized over the life of the loan. The loan agreements require the Company to pay all future receipts of the Company without recourse until such time as the purchased amount has been repaid. The loan agreements require the Company to make a daily average payment of $8,094 during the term of such agreements. As of December 31, 2020, the Company has made $1,020,000 in principal payments under these loan agreements. As of December 31, 2020, the gross balance payable for these loan agreements was $0, and the balance of the loan net of discounts was $0. For the year ended December 31, 2020, the Company has amortized $285,000 of debt discount through interest expense on the accompanying consolidated statement of operations.

Beginning May 21, 2020 through May 27, 2020 the Company, issued convertible promissory notes (the “May 2020 Notes”) to five (5) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which the Company received gross proceeds of $1,000,000. The May 2020 Notes were due and payable six months from the date of issuance. The May 2020 Notes entitle each holder to 12% interest upon Maturity, or $120,000. The May 2020 Notes may be converted into shares of the Company’s common stock at any time following the date of issuance at a conversion price of $2.50 per share, subject to adjustment. During the week ended November 6, 2020, all accredited investors exercised their conversion rights under the May 2020 Notes. On November 24, 2020, the Company issued an aggregate of 447,763 shares of common stock related to the Note Conversions at $2.50 per share, totaling $1,119,408.

As an inducement to enter into the transaction, the Company issued an aggregate of 133,000 shares of the Company’s restricted common stock to the May 2020 Investors at a fair value of approximately $219,450, which was included in interest expense for the year ended December 31, 2020.

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $259,182 (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs. As at December 31, 2020, the $259,182 PPP loan proceeds are reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

In December 2020, the Company received proceeds of $500,000 under a short-term working capital loan with Chase Bank. The terms of the loan include a service charge of $19,950 (3.99%). The total balance of $519,950 as of December 31, 2020, included in notes payable, net, on the accompanying consolidated balance sheet, and was repaid in full in January 2021.

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

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $1,667,536 and $761,150 for the year ended December 31, 2020 and 2019, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock and 4,996,500 shares of preferred stock remain undesignated.

On October 9, 2020, the Company effectuated a 1-for-5 reverse stock split (the “Stock Split”) of the Company’s issued and outstanding shares of common stock that became effective in the market on October 14, 2020 (see Note 1). In connection with the Stock Split, the Company issued approximately 632 shares for rounding.

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

The shares of Series B Preferred Stock have a stated value of $1,000 per share (the “Series B Stated Value”) and are convertible into Common Stock at the election of the holder of the Series B Preferred Stock, at a price of $3.25 per share, subject to adjustment (the “Conversion Price”). Each holder of Series B Preferred Stock shall be entitled to receive, with respect to each share of Series B Preferred Stock then outstanding and held by such holder, dividends at the rate of thirteen percent (13%) per annum (the “Preferred Dividends”).

The Preferred Dividends shall accrue and be cumulative from and after the date of issuance of any share of Series B Preferred Stock on a daily basis computed on the basis of a 365-day year and compounded quarterly. The Preferred Dividends are payable only when, as, and if declared by the Board of Directors of the Company (the “Board”) and the Company has no obligation to pay such Preferred Dividends; provided, however, if the Board determines to pay any Preferred Dividends, the Company shall pay such dividends in kind in a number of additional shares of Series B Preferred Stock (the “PIK Shares”) equal to the quotient of (i) the aggregate amount of the Preferred Dividends being paid by the Company in respect of the shares of Series B Preferred Stock held by such holder, divided by (ii) the Series B Issue Price (as defined in the Series B Designations); provided, further, that, at the election of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding, in their sole discretion, such Preferred Dividends shall be paid in cash or a combination of cash and PIK Shares. Notwithstanding the foregoing, the Preferred Dividends may be paid in cash at the election of the Company if, and only if, (A) the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding consent in writing to the payment of any specific dividend in cash, or (B) at any time following the twenty-four (24) month anniversary of the Closing, (i) the prevailing VWAP of the Common Stock over the trailing ninety (90)-day period is equal to or greater than $15.00 per share (subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events), and (ii) the average trading volume of the Common Stock over the trailing ninety (90)-day period is equal to or greater than 40,000 shares of Common Stock per day, or (C) at any time following the thirty-six (36) month anniversary of the Closing.

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

At any time (A) after December 31, 2020, if a sufficient number of shares of Common Stock are not available to effect the conversion of the Series B Preferred Stock outstanding into Common Stock and the exercise of the Warrants, each holder shall have the right, in its sole and absolute discretion (in addition to and not to the exclusion of any remedy such holder may have at law or in equity), to require that the Company redeem (an “Optional Redemption”), to the fullest extent permitted by law and out of funds lawfully available therefor, all or any portion of such holder’s Series B Preferred Stock then outstanding by delivering written notice thereof.

Securities Purchase Agreement

On August 28, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), to purchase from the Company an aggregate of 3,500 units (the “Units”), at a purchase price of $1,000 per Unit, each consisting of (i) one share of Series B Convertible Preferred Stock, and (ii) a warrant to purchase 400 shares of common stock of the Company. The warrants are exercisable immediately upon issuance, have a 5 year term, an exercise price of $4.60 per share, and provide for a cashless exercise. The aggregate purchase price for the Units is $3,500,000, of which (i) $2,892,500 is being paid in cash at the closing of the transaction and (ii) $607,500, is being paid by the conversion of the outstanding principal and interest due on the Secured Convertible Promissory Note (the “Note”) issued by the Company to the Investor on July 27, 2020. The Purchase Agreement provides that the Investor may not sell, transfer or otherwise dispose of the Series B Preferred Stock or warrants (or the shares of Common Stock issuable thereunder) for a period of one year following the closing.

As a result of the Purchase Agreement, the Company recorded a deemed dividend to the holders of the Series B Preferred Stock of $3,500,000 for the value of the warrants and beneficial conversion feature in excess of the purchase price. Additionally, the company recorded this instrument in the mezzanine section of the accompanying consolidated balance sheet of $3,500,000 for the value of the Series B Preferred Stock redemption feature. This balance was increased by $155,822 for the 13% dividend accrued for the Series B Preferred stockholders for a balance of $3,655,822 as of December 31, 2020.

Warrant Purchase Agreement

Concurrently, the Company entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with CL1 to purchase from the Company (i) a warrant to purchase 500,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock immediately prior of $5.20 per share (the “Class A Warrant”), for a purchase price of $15,000, and (ii) a warrant to purchase 250,000 shares of Common Stock, at an exercise price of $5.75 per share (the “Class B Warrant” and, together with the Class A Warrant, the “Purchased Warrants”), for a purchase price of $10,000. Each of the Purchased Warrants have a five-year term. Each of the Purchase Warrants is immediately exercisable as to fifty percent (50%) of the shares issuable thereunder and the remaining fifty percent (50%) shall become exercisable on the date that is six months following the issue date of each Purchased Warrant, subject to a repurchase right in favor of the Company.

The fair value of the Purchased Warrants was approximately $4,743,893 (which was included as part of the deemed dividend calculation above), which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 161.4%, and risk-free rate of 0.28%.

Consulting Agreement – August 2020

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

The fair value of the warrants above Consulting Warrants was approximately $4,743,893, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 161.4%, and risk-free rate of 0.28%. Total amortization of the Consulting Warrants for the year ended December 31, 2020 was $790,649 and is reflected in stock-based compensation, with unamortized costs of $3,953,244 remaining at December 31, 2020.

Private Placement Offering – November 2020

On November 3, 2020, the Company consummated an initial closing of a private placement offering (the “Offering”), whereby pursuant to the securities purchase agreement (the “Purchase Agreement”) entered into by the Company and certain accredited investors on October 30, 2020 (each an “Investor” and collectively, the “Investors”) the Company sold to such Investors an aggregate of 3,044,529 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $14.46 million (the “Purchase Price”). The Purchase Price was funded on November 3, 2020 (the “Closing Date”) and resulted in net proceeds to the Company of approximately $13.5 million.

Pursuant to the Purchase Agreement, the Company agreed, for a period of 90 days from the closing date, not to issue or enter into any agreement to issue any shares of common stock or common stock equivalents with the exception of certain exempt issuances as provided therein.

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

On November 19, 2020, the Company consummated the second and final closing (“Final Closing”) of the Offering, whereby pursuant to the Purchase Agreement entered into by the Company and an accredited investor on November 19, 2020 (the “Investor”) the Company sold to the Investor 323,892 shares (the “Shares”) of the Company’s common stock for a purchase price of approximately $1.54 million (the “Purchase Price”). The Purchase Price was funded on November 19, 2020 (the “Closing Date”) and resulted in net proceeds to the Company of approximately $1.4 million. The aggregate gross proceeds to the Company from the Offering was $16 million.

Pursuant to the Purchase Agreement, the Company agreed, for a period of 90 days from the closing date, not to issue or enter into any agreement to issue any shares of common stock or common stock equivalents with the exception of certain exempt issuances as provided therein.

BTIG, LLC (the “Placement Agent”) acted as exclusive placement agent for the Offering and received cash compensation equal to 6% of the Purchase Price. In connection with the Final Closing the Placement Agent received warrants to purchase 9,717 shares of the Company’s common stock, at an initial exercise price of $4.75 per share, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction (the “PA Warrants”). The PA Warrants expire on November 19, 2025 and may be exercised on a “cashless” basis.

Convertible Promissory Notes

Beginning May 21, 2020 through May 27, 2020 the Company, issued convertible promissory notes (the “May 2020 Notes”) to five (5) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which the Company received gross proceeds of $1,000,000. The May 2020 Notes may be converted into shares of the Company’s common stock at any time following the date of issuance at a conversion price of $2.50 per share, subject to adjustment. During the week ended November 6, 2020, all accredited investors agreed to convert the May 2020 Notes (the “Note Conversions”) pursuant to the terms therein. On November 24, 2020, the Company issued an aggregate of 447,763 shares of common stock related to the Note Conversions at $2.50 per share, resulting in the total principal and interest conversion of $1,119,408.

Options and Warrants

During the year ended December 31, 2020, the Company issued an aggregate of 535,600 shares of common stock related to the exercise of options for total proceeds of $302,400.

During the year ended December 31, 2020, the Company issued an aggregate of 534,774 shares of common stock related to cashless exercise of options.

During the year ended December 31, 2020, the Company issued an aggregate of 1,472,556 shares of common stock related to cashless exercise of warrants.

During the year ended December 31, 2019, the Company issued warrants in conjunction with stock with a value of $20,825.

During the year ended December 31, 2019, the Company issued warrants in conjunction with debt with a value of $569,146.

Membership interest purchase agreement

On July 31, 2019 the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company, Conversion Labs PR, LLC (“CVLB PR”), a majority owned subsidiary, Taggart International Trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber, and American Nutra Tech LLC, a company controlled by its Chief Technology and Operating Officer, Mr. Stefan Galluppi (“Mr. Schreiber, Taggart International Trust, Mr. Galluppi and American Nutra Tech LLC each a “Related Party” and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83333% of the membership interests (the “Remaining Interests”) of CVLB PR from the Related Parties, bringing the Company’s ownership of CVLB PR to 100%.

As consideration for the Company’s purchase of the Remaining Interests from the Related Parties, Mr. Schreiber and Mr. Galluppi agreed to cancel all potential issuances of restricted stock and or options related to their employment with the Company, in exchange for the immediate issuance of 500,000 shares of the Company’s restricted common stock to each of Mr. Schreiber and Mr. Galluppi (the “Initial Issuances”) (equal to 1,000,000 shares in the aggregate). Mr. Schreiber and Mr. Galluppi were also entitled to additional issuances pursuant to certain milestones as follows: (i) 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1 million shares in the aggregate) on the business day following a consecutive ninety (90) day period, during which the Company’s Common Stock shall have traded at an average price per share equal to or higher than $2.50 (the “First Milestone”), and (ii) an additional 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1 million shares in the aggregate) following a consecutive ninety (90) day period during which the Common Stock shall have traded at an average price per share equal to or higher than $3.75 (the “Second Milestone” and, together with the First Milestones, the “Milestones”). Having achieved the Milestones, the Company, on December 9, 2020, issued an aggregate of 1,000,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (the “Milestone Shares”) (2 million shares in the aggregate). The Milestone Shares are subject to the previously disclosed 180 day Lock-Up Agreement each of Mr. Schreiber and Mr. Galluppi signed on November 3, 2020.

The Company recorded an aggregate expense of $18,060,000 reflected in general and administrative expenses during the year ended December 31, 2020 for the issuance of these 2,000,000 shares.

Common Stock

Common Stock Transactions During the Year Ended December 31, 2020:

During the year ended December 31, 2020, the Company issued an aggregate of 2,900,000 shares of common stock related to stock issued for services totaling $18,305,000.

In September 2020, the company received aggregate proceeds of $25,000 for the sale of warrants from the Warrant Purchase Agreement.

During the year ended December 31, 2020, the Company issued a total of 379,957 shares of common stock from the exercise of warrants and cash proceeds of $622,763.

During the year ended December 31, 2020, the Company issued an aggregate of 535,600 shares of common stock related to the exercise of options for total proceeds of $302,400.

During the year ended December 31, 2020, the Company issued a total of 1,472,556 shares of common stock for the cashless exercise of 2,902,631 warrants.

During the year ended December 31, 2020, the Company issued an aggregate of 534,774 shares of common stock related to cashless exercise of options.

In May 2020, the Company issued 294,120 shares of common stock to an investor for $250,000 in cash consideration.

During the year ended December 31, 2020, the Company issued 2,722,187 shares of common stock for share liability of $2,181,453.

On November 24, 2020, the Company issued an aggregate of 447,763 shares of common stock related to the Note Conversions at $2.50 per share, totaling $1,119,408.

On October 7, 2020, the Company issued a noteholder, who is also a director, 96,923 common shares in connection with an Exchange Agreement dated September 22, 2020 (See Note 8).

Effective October 14, 2020, the Company issued an aggregate of approximately 632 shares for rounding in connection with the 1 for 5 reverse stock split.

Common Stock Transactions During the Year Ended December 31, 2019

During the year ended December 31, 2019, the Company issued 304,269 shares of common stock to various third-party investors for cash proceeds of $350,001. In conjunction with one of the stock purchases, the Company issued warrants valued at $20,825 which based on the terms of the warrants, the Company has bifurcated and treated as equity. In addition to the above stock issued, the Company has issued 20,000 shares of common stock to a consultant for services rendered, which were valued at $16,000.

Noncontrolling Interest

For the years ended December 31, 2020 and 2019, the net loss attributed to the non-controlling interest amounted to $1,877,408 and $391,055, respectively. During the year ended December 31, 2020 and 2019, the Company paid distributions to non-controlling shareholders of $157,223 and $89,083, respectively.

On April 25, 2019, the Company entered into an LLC Membership Unit purchase agreement with entities owned by the Company’s Chief Executive Officer and Chief Technology Officer, and Conversion Labs PR, and simultaneously purchased the remaining 21.8% interest of Conversion Labs PR from the Company’s Chief Executive officer and Chief Technology Officer. Subsequent to the agreement’s closing, the Company now wholly-owns 100% of Conversion Labs PR. In order to consummate this transaction, the Company agreed to issue 1,000,000 shares of common stock based on the issuance price of $0.90 per share, equal to $900,000 to the Company’s Chief Executive Officer and Chief Technology Officer. The shares were issued on August 6, 2019. The difference between the value of the stock issued and net book value of the transfer to accumulated deficit was recognized in non-controlling interest in 2019 for a charge of $417,044.

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan provides for the issuance of up to 1,500,000 shares of the Company’s common stock to the Company’s employees, non-employee directors, consultants and advisors. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan will be administered by the Compensation Committee of the Company’s Board of Directors.

The forms of award agreements to be used in connection with awards made under the 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from this plan.

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

During the year ended December 31, 2020, the Company issued an aggregate of 1,539,000 stock options to employees and advisory board members. These stock options have a contractual term of 10 years and vest in increments which fully vest the options over a two to three year period, dependent on the specific agreements’ terms.

Director Appointments

On October 21, 2020, the Board of Directors (the “Board”) of the Company, appointed a new director to the Board. In connection with the appointment to the Board, the director shall receive a one-time grant of 20,000 shares of the Company’s common stock. In addition, the new director will be eligible to participate in any duly authorized stock option plan adopted by the Company.

On November 6, 2020, the Board of the Company, appointed a new director to the Board. In connection with the appointment to the Board, the director shall receive a one-time grant of 20,000 of the Company’s common stock. In addition, the new director will be eligible to participate in any duly authorized stock option plan adopted by the Company.

Appointment of Chief Compliance Officer

On November 20, 2020, the board of directors of the Company appointed a new Chief Compliance Officer and General Counsel (our “CCO”). In connection with the CCO appointment, our CCO entered into an employment agreement with the Company, which includes a stock options to purchase up to 200,000 shares of the Company’s common stock with an aggregate value of $1,765,837.

Appointment of Chief Operating Officer

On November 27, 2020, we appointed a new Chief Operating Officer (“COO”). In connection with the appointment, our COO entered into an Employment Agreement (the “Employment Agreement”) with the Company. In connection with his appointment, our COO was granted was granted: (i) Stock Options (the “Stock Options”) to purchase up to 200,000 shares of the Company’s common stock, with 35,000 of the Stock Options scheduled to vest upon the Company’s shareholders approving a bona fide employee stock option plan (the “Plan”), and the remaining 165,000 Stock Options to vest in equal monthly tranches, based on the passage of time, over the 30 months following the approval of the Plan; and (ii) upon the approval of the Plan, a grant of 10,000 restricted stock units of the Company’s common stock (the “RSUs”), which shall vest upon the one-year anniversary of the Amended and Restated Employment Agreement. The aggregate value of the Stock Options was $1,384,883.

Appointment of Chief Acquisition Officer

On December 8, 2020, the Company entered into an Amended and Restated Employment Agreement (the “Amended CAO Employment Agreement”) with the Company’s current Chief Acquisition Officer, (our “CAO”), amending and restating in its entirety the Employment Agreement between the Company and our CAO, dated July 26, 2018. Pursuant to the Amended CAO Employment Agreement, our CAO’s has been granted options to purchase up to 200,000 shares of Common Stock of the Company (the “CAO Options”), which shall vest at a rate of 5,555 options each month for thirty-five (35) consecutive months beginning on the Effective Date, with the final 5,575 shares vesting on December 8, 2023. The aggregate value of these options was $1,497,885.

Additionally, under the Amended CAO Employment Agreement, our CAO is eligible to receive up to three hundred thousand (300,000) restricted stock units of the Company’s common stock, par value $0.01 (the “RSU’s”), subject to the Company’s Telemedicine Brands (as defined in the Amended CAO Employment Agreement) achieving certain revenue milestones. The RSU’s, if, and to the extent issued, will vest upon the earlier of a Change of Control (as defined in the Amended CAO Employment Agreement) or December 8, 2023.

The following is a summary of outstanding options activity for our new 2020 Plan for the year ended December 31, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	-		$-	-	$-
Granted	839,000		5.80 – 9.24	10.00	7.54
Exercised	-
Cancelled/Forfeited/Expired	-	$

Balance at December 31, 2020	839,000		$5.80 – 9.24	9.75	$7.54

Exercisable December 31, 2019	-		$-	-	$-
Exercisable at December 31, 2020	76,222		$5.80 – 9.24	9.77	$7.74

Total compensation expense under the above service-based option plan was approximately $341,729 and $0 for the years ended December 31, 2020 and 2019, respectively, with unamortized expense remaining of approximately $5,942,861 as of December 31, 2020.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the year ended December 31, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	3,009,000	$1.00 - 2.00	4.22 years	$1.50
Granted	700,000	1.15 - 7.50	7.76 years	2.85
Exercised	(1,175,600)	0.80 - 2.00	2.97 years	1.11
Cancelled/Forfeited/Expired	(305,000)	$1.00 - 2.00	6.52 years	1.54

Balance at December 31, 2020	2,228,400	$0.80 - 7.50	5.15 years	$2.11

Exercisable December 31, 2019	2,361,083	$1.00 - 2.00	3.76 years	$1.25
Exercisable at December 31, 2020	1,570,428	$1.00 – 7.50	2.57 years	$1.67

Total compensation expense under the above service-based option plan was approximately $559,512 and $76,000 for the year ended December 31, 2020 and 2019, respectively, with unamortized expense remaining of approximately $1,548,089 as of December 31, 2020.

The following is a summary of outstanding performance-based options activity for the year ended December 31, 2020:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2019	1,365,000	$1.25 – 2.00	5.34 years	$1.70
Granted	-	-		-
Exercised	-	-		-
Cancelled/Expired	(200,000)	1.50	8.06 years	1.50

Balance at December 31, 2020	1,165,000	$1.25 – 2.00	4.97 years	$1.80

Exercisable December 31, 2019	635,000	$1.25 – 2.00	2.63 years	$2.00
Exercisable at December 31, 2020	635,000	$1.25 – 2.00	1.38 years	$2.00

No compensation expense was recognized on the performance-based options above for the years ended December 31, 2020 and 2019, as the performance terms have not been met or are not probable.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the year ended December 31, 2020:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2019	2,265,324	$1.00 – 2.50	5.77 years	$1.25
Granted	4,209,596	0.65 – 5.75	5.56 years	3.87
Exercised/Expired	(2,924,449)	0.65 – 0.70	0.82 years	0.96

Balance at December 31, 2020	3,550,471	$1.40 – 5.75	5.59 years	$4.56

Exercisable December 31, 2019	2,066,049	$1.00 – 2.50	6.24 years	$1.55
Exercisable December 31, 2020	2,144,700	$1.40 – 5.75	7.67 years	$4.29

August 2020 Warrant Inducement

During August 2020, the Company offered an inducement to all 26 warrant holders of our $2.00 strike price warrants, which total 526,846 common stock warrants outstanding, by offering a reduced exercise price of $1.75 (a $0.25 discount) for these warrants if they are immediately exercised. For the year ended December 31, 2020, there were 379,957 of these warrants exercised, and none forfeited or adjusted. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used in the Company included common stock volatility of 148.49%, risk free rate of 0.14%, a weighted average term of 1.6 years and the current stock price of the Company as of the date of inducement. Based on the Black-Scholes valuation method the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $73,636 and received proceeds from the warrants exercised of approximately $623,000 during the year ended December 31, 2020.

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

On February 25, 2020, the Company, and Brio entered into a Note Repayment and Warrant Amendment Agreement whereby the Company agreed to (i) repay the outstanding balance of the Convertible Promissory Note issued in favor of Brio on August 15, 2019 in the amount of $162,500, including principal and interest and (ii) amend the exercise price of the warrant issued to Brio in connection with the 2019 Brio Note on August 15, 2019. The Brio 2019 Warrant originally provide for the purchase of up to 114,130 shares of the Company’s common stock at an exercise price of $1.40 per share, none of which have been exercised as of the date of the 2019 Brio Amendment. Pursuant to the 2019 Brio Amendment, Brio has agreed to the reduction of the exercise price of $1.40 to $1.15, subject to further adjustment. As a result of the above described reduction of the exercise price and the application of certain provisions of the 2019 Brio Warrant, the amount of shares that may be purchased upon exercise of the 2019 Brio Warrant after giving effect to the foregoing is increased to 236,715 shares of the Company’s common stock.

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

As a result of the Amended Consulting Agreement, the Company recorded stock compensation expense of $15,900,000 during the year ended December 31, 2020, representing the fair value of the 2,000,000 shares of common stock earned under the Amended Consulting Agreement during the year. No shares remain unearned under the Amended Consulting Agreement as of December 31, 2020. A total of 800,000 common shares of the total 2,000,000 shares earned were issued under the Amended Consulting Agreement on October 16, 2020, with the remaining 1,200,000 shares issued on February 24, 2021.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, Service-Based Stock Options, Performance-Based Stock Options and Warrants issued for service amounted to approximately $36,961,141 and $733,215 for the year ended December 31, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

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

December 31, 2020

Right of Use Asset	274,437
Lease liability	285,323

In February 2018, the Company entered into a 3-year agreement to lease office space in Huntington Beach, California beginning on March 2, 2018. The rent is payable on a monthly basis in the amount of $2,106 for the first twelve months, $2,149 for the second twelve months and $2,235 for the third twelve months; the lease expired on February 28, 2021, and was extended through February 28, 2023. A security deposit of $2,235 was paid for this lease. The Company has classified this as an operating lease and have recorded the straight-line lease expense in the accompanying statement of operations.

In October 2021, the Company entered into a 3-year agreement to lease office space in Greenville, South Carolina beginning on October 1, 2020. The rent is payable on a monthly basis in the amount of $8,473 for the first twelve months, $8,685 for the second twelve months and $8,902 for the third twelve months; the lease expires on September 30, 2023. No security deposit was paid for the lease. The Company has classified this as an operating lease and have recorded the straight-line lease expense in the accompanying statement of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. In addition, Conversion Labs PR shall pay Pilaris a performance fee of $50,000 on the 180-day anniversary of the agreement and an additional $50,000 performance fee on the 365-day anniversary of the agreement. For the year ended December 31, 2018, the Company capitalized the license fee in the amount of $100,000, as the purchase of the fee is deemed an asset purchase under ASC 805. In April 2017, the Company issued 43,478 shares of common stock and warrants to purchase 21,739 shares of common stock, pursuant to a subscription agreement, for the stated consideration and satisfaction of obligation to pay $50,000 on the 180-day anniversary of the execution of this agreement. As of December 31, 2020 and 2019, $0 and $0, respectively was included in accounts payable and accrued expenses in regard to this agreement, as no sales occurred.

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

Upon execution of the Alphabet Agreement, Alphabet was granted a 10-year stock option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50. Further, if Licensed Products have gross receipts of $7,500,000 in any calendar year, the Company will grant Alphabet an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50; (ii) if Licensed Products have gross receipts of $10,000,000 in any calendar year, the Company will grant Alphabet an additional option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50 and (iii) If Licensed Products have gross receipts of $20,000,000 in any calendar year, the Company will grant Alphabet an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75. The likelihood of meeting these performance goals for the licensed products are remote and, therefore, the Company has not recognized any compensation.

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2020 and December 31, 2019, the Company approximates its implicit purchase commitments to be $1.6  million and $300,000, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in terms of one to five years. See Note 8.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2020, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

NOTE 8 – RELATED PARTY TRANSACTONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from the President and CEO, and incurs expense of approximately $4,000 to $5,000 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $45,000 and $52,000 for the year ended December 31, 2020 and 2019, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s CEO to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. As of December 31, 2020 and 2019, the Company owed BV Global Fulfillment $58,943 and $53,026, respectively, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Promissory Note with Director

On July 23, 2020, the Company received proceeds of $250,000 for a promissory note to a director. The promissory note is non-interest bearing and matures in July 2021. This promissory note was cancelled in exchange for 96,923 restricted shares of the Company’s common stock and a common stock purchase warrant to purchase 500,000 shares of the Company’s common stock at $4.65 per share as part of an Exchange Agreement dated September 22, 2020. The Company issued the shares of common stock and the purchase warrant on October 7, 2020 and cancelled the note, resulting in the reduction of notes payable of $250,000 with a loss on debt settlement of $914,862 for the year ended December 31, 2020.

Consulting Agreement with Chief Operating Officer

On November 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with JDM Investments, LLC (“JDM”), an entity solely owned by our COO, whereby JDM will provide consulting services in support of the Company’s day-to-day call center operations. The Consulting Agreement is for a term of thirty-six months and is renewable for additional twelve month periods upon the mutual agreement of the Company and JDM. As compensation for the services, JDM will receive a monthly fee of $17,000 and shall be eligible to receive a metric based performance bonus for each calendar quarter during the term of the Consulting Agreement in accordance with metrics to be mutually agreed upon by the Company and JDM.

NOTE 9 – INCOME TAXES

As of December 31, 2020, the Company has approximately $10.7 million of operating loss carryforwards for federal income tax reporting purposes that may be applied against future taxable income. Portions of the net operating loss carryforwards will begin to expire in the year 2021 if not utilized prior to that date, expiring during various year through 2038. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The valuation allowance overall increased by approximately $1,269,000 and $148,000 during the year ended 2020 and 2019, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Current:
U.S. federal	$152,100	$(152,100)
State and local	40,400	(40,400)
	$192,500	$(192,500)

Deferred:
U.S. federal	(70,000)	70,000
State and local	-	-
	$(70,000)	$70,000

Provision for income taxes	122,500	(122,500)

The provision for income taxes differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state (Puerto Rico) income tax rate of 25% to pretax income (loss) for the years ended December 31, 2020 and 2019 as follows:

	December 31,
	2020	2019
Computed “expected” tax expense (benefit)	$(12,684,000)	$(783,000)
Increase (decrease) in income taxes resulting from:
Permanent differences	7,765,000	7,000
Apportionment of Puerto Rico income	3,607,000	380,000
Nondeductible expenses	140,000	173,000
Change in valuation allowance	1,269,000	148,000
Other	25,500	(47,500)
	$122,500	$(122,500)

Net deferred tax liabilities consist of the following components as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax Liability:
Other	$-	$70,000
	-	70,000
Deferred tax assets:
Stock-based compensation	716,000	716,000
Temporary differences	113,000	44,000
Net operating loss carryforwards	2,151,000	951,000
	2,980,000	1,711,000
Less valuation allowance	(2,980,000)	(1,711,000)
	$-	$70,000

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Appointment of Chief Digital Officer

On January 5, 2021, the board of directors of the Company (the “Board”) appointed Mr. Bryant Hussey as the Company’s Chief Digital Officer. In connection with the appointment, Mr. Hussey entered into an Employment Agreement (the “Employment Agreement”) with the Company. Pursuant to the Employment Agreement, Mr. Hussey was granted a Stock Option to purchase up to 200,000 shares of the Company’s common stock, scheduled to vest in equal monthly tranches, based on the passage of time, over the 36 months following the Effective Date.

Appointment of Chief Medical Officer

On January 11, 2021, the Board appointed Dr. Anthony Puopolo as the Company’s Chief Medical Officer. In connection with the appointment, Mr. Puopolo entered into an Employment Agreement. Pursuant to the Employment Agreement, Mr. Puopolo was granted a Stock Option to purchase up to 200,000 shares of the Company’s common stock (the “Stock Options”). 5,555 of the Stock Options shall vest in equal monthly tranches, based on the passage of time, over the 30 months following the approval of the Effective Date, with the remaining 5,575 Stock Options scheduled to vest on January 11, 2024.

LegalSimpli Software Restructuring Transaction

Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), a majority-owned subsidiary of the Company (the “LSS Restructuring”). To affect the LSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR LLC, a Puerto Rico limited liability company (“CVLB PR”) entered into a series of membership interest exchange agreements, pursuant to which, CVLB PR exchanged that certain a promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by LSS in favor of CVLB PR, for 37,531 newly issued membership interests of LSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

In furtherance of the LSS Restructuring, CVLB PR entered into a Membership Interest Purchase Agreement with LSS, (the “CVLB PR MIPA”), pursuant to which CVLB PR purchased 12,000 membership interests of LSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of CVLB PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA. Payments for the second and third tranches are due on the 60-day anniversary and the 120-day anniversary of the Effective Date.

Concurrently, in furtherance of the LSS Restructuring, CVLB PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of LSS (the “Founding Members”) whereby CVLB PR purchased from the Founding Members an aggregate of 2,183 membership interests of LSS for an aggregate purchase price of $225,000.

Following the consummation of the LSS Restructuring, CVLB PR increased its ownership of LSS from 51% to approximately 85.58% on a fully diluted basis. LSS entered into an amendment to its operating agreement (the “LSS Operating Agreement Amendment”) to reflect the change in ownership.

Appointment of Chief Business Officer

On February 3, 2021, the Board appointed Corey Deutsch (“Deutsch”), the Company’s current Head of Corporate Development, to serve as the Company’s Chief Business Officer. Pursuant to the Employment Agreement, Mr. Deutsch was granted a stock option to purchase up to 200,000 shares of the Company’s common stock (the “Employee Stock Options”). The Stock Options were to vest in equal monthly tranches, based on the passage of time, over the 36 months following the Effective Date. Upon termination of Mr. Deutsch without cause, the Company shall pay or provide to Mr. Deutsch severance pay equal to his then current monthly base salary for four months from the date of termination, during which time Mr. Deutsch shall continue to receive all employee benefits and employee benefit plans as described in the Employment Agreement. As a full-time employee of the Company, Mr. Deutsch will be eligible to participate in all of the Company’s benefit programs.

Appointment of Chief Financial Officer

On February 4, 2021, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer.

In connection with the Appointment, Mr. Benathen entered into an Employment Agreement with the Company. To induce Mr. Benathen to enter into the Employment Agreement, Mr. Benathen was granted a signing bonus of 15,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSU’s vest in accordance with the following: (i)3,750 of the RSUs vesting on the Effective Date (ii) 3,750 RSUs on February 4, 2022 (iii) 3,750 RSU’s on February 4, 2023 and (iv) 3,750 RSU’s on February 4, 2024. In addition to the RSU’s, Mr. Benathen received stock options to purchase up to 200,000 shares of the Company’s common stock. The Stock Options shall vest in equal monthly tranches, based on the passage of time, over the 36 months.

On March 18, 2021, we issued 3,750 common shares under this Employment Agreement.

Securities Purchase Agreement

On February 11, 2021, the Company consummated the closing of a private placement offering (the “February 2021 Offering”), whereby pursuant to the securities purchase agreement (the “February 2021 Purchase Agreement”) entered into by the Company and certain accredited investors on February 11, 2021 the Investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of $14,000,008 (the “Purchase Price”).

The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

BTIG, LLC, the Placement Agent, acted as exclusive placement agent for the February 2021 Offering and received cash compensation equal to 3% of the Purchase Price.

Registration Rights Agreement

On February 11, 2021, in connection with the Purchase Agreement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to use its reasonable best efforts to register the resale of the Shares by the Investors on Form S-1 to be filed with the Securities and Exchange Commission (‘SEC”), under the Securities Act of 1933, as amended (the “Securities Act”), within 60 business days from the Closing Date, and to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but not later than 120 days from the Closing Date (or 150 days from the Closing Date in the event that such registration statement is subject to a full review by the SEC).

Stock Option Exercise

During February and March 2021, the Company issued an aggregate of approximately 660,645 shares of common stock pursuant to the cashless exercise of an outstanding stock options.

PPP Loan Forgiveness

During the January, February and March 2021, the Company had a total of $125,643 of its PPP loans forgiven by the SBA.

