Form 10-Q
period 2021-03-31
LifeMD, Inc.
filed 2021-05-14
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55857

LIFEMD, INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2021, there were 26,149,156 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash	$13,406,656	$9,179,075
Accounts receivable, net	1,351,443	648,421
Product deposit	1,300,243	816,765
Inventory, net	1,674,381	1,264,258
Other current assets	104,801	154,876
Total Current Assets	17,837,524	$12,063,395

Non-current assets
Right of use asset, net	249,848	274,437
Capitalized software, net	400,392	375,983
Intangible assets, net	255,937	339,840
Total non-current assets	906,177	990,260

Total Assets	$18,743,701	$13,053,655

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$13,430,136	$11,794,084
Notes payable, net	674,269	779,132
Deferred revenue	1,339,309	916,880
Total Current Liabilities	15,443,714	13,490,096

Long-term Liabilities
Lease Liability	263,401	285,323
Contingent consideration on purchase of LegalSimpli	100,000	100,000
Total Liabilities	15,807,115	13,875,419

Mezzanine Equity
Preferred Stock, $0.0001 per value; 5,000,000 shares authorized

Series B Preferred Stock, $0.0001 per value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,079 and $1,045 per share as of March 31, 2021 and December 31, 2020, respectively	3,778,013	3,655,822

Stockholders’ Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized, 25,885,014 and 23,433,663 shares issued, 25,781,974 and 23,330,623 outstanding as of March 31, 2021 and December 31, 2020, respectively	258,851	234,337

Additional paid-in capital	91,585,607	77,779,370
Accumulated deficit	(91,754,288)	(80,151,905)
	90,170	(2,138,198)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(73,531)	(2,301,899)

Non-controlling interest	(767,896)	(2,175,687)

Total Stockholders’ Deficit	(841,427)	(4,477,586)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$18,743,701	$13,053,655

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Revenues
Product revenues, net	$13,283,315	$2,955,801
Software revenues, net	4,914,797	1,349,011
Service revenues, net		-
Total Revenues, net	18,198,112	4,304,812

Cost of product revenue	3,123,025	1,252,747
Cost of software revenue	140,228	84,903
Cost of revenues	3,263,253	1,337,650

Gross Profit	14,934,859	2,967,162

Expenses
Selling & marketing expenses	18,640,731	2,745,882
General and administrative expenses	6,863,879	1,590,967
Other operating expenses	861,081	124,491
Customer service expenses	295,277	168,185
Development Costs	192,228	78,142
Total expenses	26,853,196	4,707,667

Operating Loss	(11,918,337)	(1,740,505)

Other Income (Expenses)
Interest expense, net	(139,463)	(793,039)
Gain on debt forgiveness	184,914	-
	45,451	(793,039)

Net Loss before provision for income taxes	(11,872,886)	(2,533,544)

Provision for income taxes	-	-

Net Loss	(11,872,886)	(2,533,544)

Net (loss) attributable to noncontrolling interests	(270,503)	(138,816)

Net loss attributable to LifeMD, Inc. common stockholders	$(11,602,383)	$(2,394,728)

Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.47)	$(0.23)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.47)	$(0.23)

Weighted Average number of common shares outstanding:
Basic	24,467,788	10,697,767
Diluted	24,467,788	10,697,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total
Balance, January 1, 2020	10,680,730	$106,807	$15,663,626	$(16,594,919)	$(163,701)	$(988,187)	$(141,056)	$(1,129,243)

Stock compensation	-	-	95,900	-	-	95,900	-	95,900
Cashless exercise of warrants	147,858	1,479	(1,479)	-	-	-	-	-
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(106,519)	-	(106,519)	-	(106,519)
Deemed dividend from warrant price adjustments	-	-	1,142,385	(1,142,385)	-	-	-	-
Distributions to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	(2,394,728)	-	(2,394,728)	(138,816)	(2,533,544)

Balance, March 31, 2020	10,828,588	$108,286	$16,900,432	$(20,238,551)	$(163,701)	$(3,393,534)	$(315,872)	$(3,709,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total

Balance, Janauary 1, 2021	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)

Stock compensation	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of addititional membership interest of LSS		-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling Interest for additional investment			(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)

Balance, March 31, 2021	25,885,014	$258,851	$91,585,607	$(91,754,288)	$(163,701)	$(73,531)	$(767,896)	$(841,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,872,886)		$(2,533,544)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	80,051		191,247
Amortization of capitalized software	24,451		2,551
Amortization of intangibles	83,903		83,903
Acceleration of debt discount	-		500,145
Gain on forgiveness of debt	(184,914)		-
Operating lease payments	2,666		1,309
Stock compensation expense	2,325,775		95,900
Liability to issue shares for services	-		873,000
Changes in Assets and Liabilities
Accounts receivable	(703,022)		(185,034)
Product deposit	(483,478)		89,168
Inventory	(410,123)		395,774
Other current assets	50,075		126,604
Deferred revenue	422,429		193,408
Accounts payable and accrued expenses	1,558,244		826,924
Net cash (used in) provided by operating activities	(9,106,829)		661,355

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(48,860)		(68,400)
Payment to seller for contingent consideration	-		(400,000)
Net cash used in investing activities	(48,860)		(468,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	13,495,270		-
Cash proceeds from exercise of options	24,000		-
Purchase of membership interest of LSS	(100,000)		-
Distributions to non-controlling interest	(36,000)		(36,000)
Proceeds from note payable	-		750,000
Repayment of notes payable	-		(1,640,702)
Debt issuance costs	-		(15,000)
Net cash provided by (used in) financing activities	13,383,270		(941,702)

Net increase (decrease) in cash	4,227,581		(748,747)

Cash at beginning of period	9,179,075		1,106,624

Cash at end of period	$13,406,656		$357,877

Cash paid for interest
Cash paid during the period for interest	$17,271		$101,600

Non-cash investing and financing activitites:
Cashless exercise of warrants	$300		$1,479
Principal of Paycheck protection Program loans forgiven	$184,914		$-
Additional purchase of membership interest in LSS issued in performance options	$144,002	$
Deemed dividend from warrant price adjustments	$-		$1,142,385
Stock yet to be issued for capitalized costs	$-		$40,000
Deemed distribution from down-round provision on unissued shares	$-		$106,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s skincare products, was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%.   Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC. On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%. On February 22, 2021, concurrent with the name of the parent company to LifeMD, Inc., Conversion Labs PR LLC was renamed to LifeMD PR, LLC.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of LegalSimpli (the “LSS Restructuring”) (See Note 5).

Nature of Business

The Company is a direct-to-patient telehealth company that provides a smarter, cost-effective and convenient way of accessing healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telemedicine companies, like the Company, connect consumers to licensed healthcare professionals for care across numerous indications, including concierge care, men’s sexual health and dermatology, among others.

The Company’s telemedicine platform helps patients access licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to its telemedicine offerings, it sells nutritional supplements and other over-the-counter products. Many of its products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for the Company.

The Company believes that brand innovation, customer acquisition and service excellence form the heart of its business. As is exemplified with its first brand, Shapiro MD, it has built a full line of proprietary over-the-counter (“OTC”) products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s telemedicine brand, Rex MD, currently offers treatment for erectile dysfunction, and will soon offer treatments for additional indications present in men’s health. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

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

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiaries LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on October 14, 2020 (the “Effective Date”). All references to common shares and common share data in these financial statements and elsewhere in this Form 10-Q as of March 31, 2021 and 2020, and for the three months then ended, reflect the Reverse Stock Split.

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

On February 11, 2021, the Company consummated the closing of a private placement offering (the “February 2021 Offering”), whereby pursuant to the securities purchase agreement (the “February 2021 Purchase Agreement”) entered into by the Company and certain accredited investors on February 11, 2021 the Investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately $14.0 million (the “Purchase Price”).

The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

The Company intends to use the net proceeds to fund growth initiatives, as well as for general corporate purposes.

Going Concern Evaluation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company has an accumulated deficit approximating $90.2 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the end of 2021. Additionally, the Company expects its burn rate of cash to continue through the second quarter of 2021; however, the Company expects this burn rate to improve in future quarters. To date, the Company has been funding operations primarily through the sale of equity in private placements. Management is unable to predict if and when the Company will be able to generate significant positive cash flow or achieve profitability. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $13.4 million as of the filing date, which includes the $13.5 million of net proceeds from the February 2021 Offering noted above. Based on the Company’s projected cash requirements, management estimates that it will utilize approximately $8.4 million     through the next 12 months from the filing date of this report. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate in the second quarter of 2021 and over the next 12 months, (3) overall investor interest in its equity securities which it believes will enable it to successfully complete future capital raises and (4) the overall market value of the telemedicine industry and how it believes that will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR and its majority owned subsidiary, LegalSimpli. The non-controlling interest in LegalSimpli represents the 49% equity interest held by other members of the subsidiary as of December 31, 2020. During the three months ended March 31, 2021, the Company purchased an additional 36% of LegalSimpli for a total equity interest of approximately 85% (see Note 5).

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

CVLB Media, CVLB Rx and Conversion Labs Asia are all considered immaterial as of March 31, 2021 and December 31, 2020. CVLB Rx had no activity and was dissolved during the year ended December 31, 2020.

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

The continuing impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. As a result, many of our estimates and assumptions for the period ended March 31, 2021 were subject to an increased level of judgment and may carry a higher degree of variability and volatility. In future periods, subsequent to March 31, 2021, when additional information becomes available, which may differ from our current assumptions, may subject our estimates to material change in future periods.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations, as result the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassification includes $421,998 of merchant processing fees reclassified from cost of revenues to general and administrative expenses for the three months ended March 31, 2020.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $1,222,000 and $314,000, respectively, during the three months ended March 31, 2021 and 2020.

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of March 31, 2021 and December 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1.339.000 and $917,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on software revenues approximated $554,000 and $163,000, respectively, during the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2021	%	2020	%
Product revenues by Brand for Conversion Labs PR:
Shapiro MD	$3,383,783	19%	$2,337,108	54%
Rex MD	9,840,553	54%	492,773	11%
iNR Wellness	23,905	-%	69,928	2%
Purpurex	35,074	-%	53,522	1%
Scarology	-	-%	2,470	-%

Total product revenue for Conversion Labs PR	$13,283,315	73%	$2,955,801	69%

Software revenue for LegalSimpli	4,914,797	27%	1,349,011	31%

Total net revenue	$18,198,112	100%	$4,304,812	100%

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2021 and December 31, 2020, the Company had an allowance for bad debt, attributable to the single agent relationship amounting to approximately $133,000 and $133,000, respectively. As of March 31, 2021 and December 31, 2020, the reserve for sales returns and allowances was approximately $356,000   and $349,000, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded as contra assets in arriving at presented accounts receivable, net.

Inventory

As of March 31, 2021 and December 31, 2020, inventory primarily consisted of finished goods related to the Company’s brands included in the product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at the Amazon fulfillment center. The Company also maintains inventory at a related-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of March 31, 2021 and December 31, 2020, the Company recorded an inventory reserve in the amount of $57,481 and $57,481, respectively.

As of March 31, 2021 and December 31, 2020, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2021	2020

Finished Goods - Products	$1,616,268	1,172,624
Raw materials and packaging components	115,594	149,115
Inventory reserve	(57,481)	(57,481)
Total Inventory - net	$1,674,381	$1,264,258

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2021 and December 31, 2020, the Company has approximately $1,300,243 and $816,765, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $2.6 million and $1.6 million, respectively. As of March 31, 2021 and December 31, 2020, the vast majority of these product deposits   are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of March 31, 2021 and December 31, 2020, the Company capitalized $491,385 and $438,136, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

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

During the three months ended March 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA (see Note 4). As of March 31, 2021 and December 31, 2020, the PPP loan balance was $74,269 and $259,183, respectively, and is reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

Income Taxes

The Company files corporate federal, state and local tax returns. Conversion Labs PR and LegalSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2017, remain open to audit by all related taxing authorities.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020

Series B Preferred Stock	1,076,923	-
Restricted Stock Units (RSUs)	47,500	-
Stock options	4,395,000	3,869,000
Warrants	3,550,471	2,926,636
Potentially dilutive securities	9,069,894	6,795,636

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of March 31, 2021 and December 31, 2020, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three months ended March 31, 2021 and 2020, we purchased 100% of our finished goods from two (2) manufacturers.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06")”, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity's own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity's own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year, or January 1, 2021, should the Company elect to early adopt. This standard was adopted on January 1, 2021 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Other Recent Accounting Pronouncements

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2021 and December 31, 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	March 31,	December 31,	Amortizable
	2021	2020	Life
Amortizable Intangible Assets
	$1,006,840	$1,006,840	3 years

Customer Relationship Asset
Purchased Licenses	200,000	200,000	10 years
Less: Accumulated amortization	(950,903)	(867,000)
Total Net Amortizable Intangible Assets	$255,937	$339,840

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2021 and 2020 was approximately $83,903 and $123,903, respectively. Total amortization expense for the remainder of 2021 is $70,936. Total amortization expense for 2022 through 2025 is $20,000 per year and $105,001, thereafter.

NOTE 4 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $259,183 (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs. During the three months ended March 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2021 and December 31, 2020, the PPP loan balance was $74,269 and $259,183, respectively, and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Bank Loan

In December 2020, the Company received proceeds of $500,000 under a short-term working capital loan with Chase Bank. The terms of the loan include a service charge of $19,950 (3.99%). The total balance of $519,950 as of December 31, 2020, included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet, and was repaid in full in January 2021.

Merchant Funding Agreement

On March 17, 2021, the Company entered into a Merchant Funding Agreement with MO Technologies USA, LLC (“MO Tech”), which provides cash advances to the Company based on the Company’s accounts receivable for a total cash advance of $600,000. The terms of the funding agreement include a service charge of 3.99% on cash advances from MO Tech. The total balance owed under this agreement was $600,000   as of March 31, 2021.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $17,271 and $793,039 for the three months ended March 31, 2021 and 2020, respectively.

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

Options and Warrants

During the three months ended March 31, 2021, the Company issued an aggregate of 608,905 shares of common stock related to cashless exercise of options.

During the three months ended March 31, 2021, the Company issued an aggregate of 30,000 shares of common stock related to the exercise of warrants for gross proceeds of $24,000.

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

As consideration for the Company’s purchase of the Remaining Interests from the Related Parties, Mr. Schreiber and Mr. Galluppi agreed to cancel all potential issuances of restricted stock and or options related to their employment with the Company, in exchange for the immediate issuance of 500,000 shares of the Company’s restricted common stock to each of Mr. Schreiber and Mr. Galluppi (the “Initial Issuances”) (equal to 1,000,000 shares in the aggregate). Mr. Schreiber and Mr. Galluppi were also entitled to additional issuances pursuant to certain milestones as follows: (i) 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1,000,000 shares in the aggregate) on the business day following a consecutive ninety (90) day period, during which the Company’s Common Stock shall have traded at an average price per share equal to or higher than $2.50 (the “First Milestone”), and (ii) an additional 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1,000,000 shares in the aggregate) following a consecutive ninety (90) day period during which the Common Stock shall have traded at an average price per share equal to or higher than $3.75 (the “Second Milestone” and, together with the First Milestones, the “Milestones”). Having achieved the Milestones, the Company, on December 9, 2020, issued an aggregate of 1,000,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (the “Milestone Shares”) (2,000,000 shares in the aggregate). The Milestone Shares are subject to the previously disclosed 180-day Lock-Up Agreement each of Mr. Schreiber and Mr. Galluppi signed on November 3, 2020.

The Company recorded an aggregate expense of $18,060,000   reflected in general and administrative expenses during the three months ended September 30, 2020 for the issuance of these 2,000,000 shares, of which 1,200,000 shares were issued during the three months ended March 31, 2021.

Common Stock

Common Stock Transactions During the Three Months Ended March 31, 2021:

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

The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,203,750   shares of common stock for services expensed in prior periods.

Noncontrolling Interest

For the three months ended March 31, 2021 and 2020, the net loss attributed to the non-controlling interest amounted to $270,503 and $138,816, respectively. During the three months ended March 31, 2021 and 2020, the Company paid distributions to non-controlling shareholders of $36,000 and $36,000, respectively.

LegalSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “LSS Effective Date”), the Company consummated a transaction to restructure the ownership of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), a majority-owned subsidiary of the Company (the “LSS Restructuring”). To effect the LSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR LLC, a Puerto Rico limited liability company (“CVLB PR”) entered into a series of membership interest exchange agreements, pursuant to which, CVLB PR exchanged that certain a promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by LSS in favor of CVLB PR, for 37,531 newly issued membership interests of LSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

Concurrently, in furtherance of the LSS Restructuring, CVLB PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of LSS (the “Founding Members”) whereby CVLB PR purchased from the Founding Members an aggregate of 2,183 membership interests of LSS for an aggregate purchase price of $225,000, paid in December 2020.

In furtherance of the LSS Restructuring, CVLB PR entered into a Membership Interest Purchase Agreement with LSS, (the “CVLB PR MIPA”), pursuant to which CVLB PR purchased 12,000 membership interests of LSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of CVLB PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches are due on the 60-day anniversary and the 120-day anniversary of the LSS Effective Date and are reflected in accounts payable and accrued expenses as of March 31, 2021.

Following the consummation of the LSS Restructuring, CVLB PR increased its ownership of LSS from 51% to approximately 85.58% on a fully diluted basis. LSS entered into an amendment to its operating agreement (the “LSS Operating Agreement Amendment”) to reflect the change in ownership.

Concurrently with the LSS Restructuring, CVLB PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which CVLB PR granted options to purchase membership interest units of LSS. Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25% of LSS by Fitzpatrick and Pathak in the aggregate with CVLB PR ownership ratably reduced to approximately 72.98%.

The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of LSS for an exercise price of $1.00 per membership interest unit. The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon LSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 3,434 membership interests upon LSS achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 3,434 membership interests upon LSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Options shall vest in accordance with the following (i) 700 membership interests upon LSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon LSS achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 700 membership interests upon LSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The first two tranches of performance options granted to Sean Fitzpatrick and Varun Pathak vested immediately after the consummation of the restructuring transaction and therefore have been recorded as part of the acquisition through equity. The third tranche is not deemed probable and therefore has not been recognized to date.

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021. As of January 1, 2021, Plan provided for the issuance of up to 1,650,000 shares of Common Stock. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan will be administered by the Compensation Committee of the Company’s Board of Directors.

The affirmative vote of the holders of shares of common stock representing a majority of the shares of Common Stock cast at the Annual Meeting of Stockholders to be held June 24, 2021 is required for the approval of the proposed amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares.

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

On January 20, 2020, the Company approved the transition of its Chief Acquisition Officer, to the role of President of LegalSimpli (“President”). In connection with this change in role , the Company amended that certain services agreement entered into on July 23, 2018, by and between the Company and its President, to (i) decrease the number of options to purchase the Company’s common stock previously granted from 1,000,000 options to 500,000 options, 130,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 370,000 performance options to include four performance metrics that, if met, each trigger the vesting of 92,500 options. As a result of amendment, the Company cancelled 500,000 service-based options with an exercise price of $1.50.

During the three months ended March 31, 2021, the Company issued an aggregate of 905,000 stock options to employees and advisory board members. These stock options have a contractual term of 10 years and vest in increments which fully vest the options over a two-to-three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the three months ended March 31, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	829,000		$5.80 – 9.24	9.75	$7.54
Granted	775,000		6.00 – 21.02	9.81	10.47
Exercised	-
Cancelled/Forfeited/Expired	-	$

Balance at March 31, 2021	1,604,000		$5.80 – 21.02	9.65	$8.95

Exercisable at December 31, 2020	76,222		$5.80 – 9.24	9.77	$7.74
Exercisable at March 31, 2021	207,306		$5.80 – 21.02	9.59	$8.95

The total fair value of the options granted was approximately $7,975,592, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 10 years, volatility of 179.17 – 180.24%, and risk-free rate of 0.66%–1.28%. Total compensation expense under the 2020 Plan options above was approximately $1,240,117 and $0 for the three months ended March 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $12,678,337 as of March 31, 2021.

Restricted Stock Units (RSU)

The following is a summary of outstanding and exercisable RSU activity under our 2020 Plan during the three months ended March 31, 2021:

	RSU Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2020	35,000	$6.03 – 21.02		$12.45
Granted	12,500	19.61		19.61
Exercised/Expired	-

Balance at March 31, 2021	47,500	$6.03 – 21.02		$14.34

Exercisable December 31, 2020	20,000	$6.03 – 21.02		$12.45
Exercisable March 31, 2021	20,590	$6.03 – 21.02		$6.45

The total fair value of the RSUs granted was approximately $681,025 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs above was approximately $132,763 and $0 for the three months ended March 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $548,262 as of March 31, 2021.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the three months ended March 31, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	2,228,400	$0.80 - 7.50	5.15 years	$2.11
Granted	130,000	4.75 – 19.61	9.90 years	15.04
Exercised	(467,000)	0.80 – 2.00	3.18 years	1.06
Cancelled/Forfeited/Expired	-

Balance at March 31, 2021	1,891,400	$0.80 - 7.50	5.67 years	$3.25

Exercisable December 31, 2020	1,570,428	$1.00 – 7.50	2.57 years	$1.67
Exercisable at March 31, 2021	1,252,954	$1.00 – 7.50	2.71 years	$2.37

Total compensation expense under the above service-based option plan was approximately $347,922 and $95,900 for the three months ended March 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $3,291,992 as of March 31, 2021.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2020	1,165,000	$1.25 – 2.00	4.97 years	$1.80
Granted	-	-		-
Exercised	(265,000)	$1.25 – 2.00	1.34 years	1.92
Cancelled/Expired	-	-

Balance at March 31, 2021	900,000	$1.25 – 2.00	5.72 years	$1.76

Exercisable December 31, 2020	635,000	$1.25 – 2.00	1.38 years	$2.00
Exercisable at March 31, 2021	310,000	$1.25 – 2.00	0.75 years	$2.00

No compensation expense was recognized on the performance-based options above for the three months ended March 31, 2021 and 2020, as the performance terms have not been met or are not probable. All performance options exercised this quarter had been previously expensed.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2021:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2020	3,550,471	$ 1.40 – 5.75	5.59 years	$4.56
Granted	-
Exercised/Expired	-

Balance at March 31, 2021	3,550,471	$ 1.40 – 5.75	5.34 years	$4.56

Exercisable December 31, 2020	2,144,700	$ 1.40 – 5.75	7.67 years	$4.29
Exercisable March 31, 2021	2,144,700	$ 1.40 – 5.75	7.42 years	$4.29

Total compensation expense on the above warrants for services was approximately $604,974 and $0 for the three months ended March 31, 2021 and 2020.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to approximately $2,325,775 and $95,900 for the three months ended March 31, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of March 31, 2021 and December 31, 2020, $0 and $0, respectively was included in accounts payable and accrued expenses in regard to this agreement, as no sales occurred.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of March 31, 2021.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $2.6 million and $1.6 million, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2021, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On April 16, 2021, a purported securities class action lawsuit, captioned David L. Owens, Sr. v. LifeMD, Inc. et al., Case No. 21-cv-03384, was filed in the United States District Court for the Southern District of New York against the Company, Justin Schreiber (LifeMD’s Chairman of the Board and Chief Executive Officer), Juan Pinero Dagnery (LifeMD’s former Chief Financial Officer), and Marc Benathen (LifeMD’s current Chief Financial Officer) (the “Owens, Sr. Lawsuit”). The Owens, Sr. Complaint alleges, among other things, that the defendants made false or misleading statements about, and allegedly failed to disclose material adverse facts concerning, the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock between January 19, 2021 and April 13, 2021.

Similarly, on May 5, 2021, a second purported securities class action lawsuit, captioned Cho v. LifeMD, Inc. et al., Case No. 21-cv-04004, was filed in the United States District Court for the Southern District of New York against the same aforementioned parties (the “Cho Lawsuit”). The Cho Complaint makes the same claims as found in the Owens, Sr. Lawsuit, and, similarly, does not quantify damages and seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock during the same, aforementioned time period between January 19, 2021 and April 13, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from the President and CEO, and incurs expense of approximately $7,500 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $22,500 and $15,000 for the three months ended March 31, 2021 and 2020, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s CEO to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global Fulfillment a total of $99,082 and $79,192 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company owed BV Global Fulfillment $0   and $58,943, respectively, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Consulting Agreement with Chief Operating Officer

On November 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with JDM Investments, LLC (“JDM”), an entity solely owned by our COO, whereby JDM will provide consulting services in support of the Company’s day-to-day call center operations. The Consulting Agreement is for a term of thirty-six months and is renewable for additional twelve-month periods upon the mutual agreement of the Company and JDM. As compensation for the services, JDM will receive a monthly fee of $17,000 and shall be eligible to receive a metric based performance bonus for each calendar quarter during the term of the Consulting Agreement in accordance with metrics to be mutually agreed upon by the Company and JDM. The Company paid a total of $51,000 under this agreement, with no bonus earned or accrued, for the three months ended March 31, 2021.

Appointment of Chief Financial Officer

On February 4, 2021, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. In connection with the Appointment, Mr. Benathen entered into an Employment Agreement with the Company. To induce Mr. Benathen to enter into the Employment Agreement, Mr. Benathen was granted a signing bonus of 15,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSU’s vest in accordance with the following: (i) 3,750  of the RSUs vesting on the Effective Date (ii) 3,750 RSUs on February 4, 2022 (iii) 3,750 RSU’s on February 4, 2023 and (iv) 3,750 RSU’s on February 4, 2024. In addition to the RSU’s, Mr. Benathen received stock options to purchase up to 200,000 shares of the Company’s common stock. The Stock Options shall vest in equal monthly tranches, based on the passage of time, over the 36 months.

On March 18, 2021, we issued 3,750 common shares under this Employment Agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Stock Option Exercise

In April 2021, the Company issued an aggregate of approximately 264,142 shares of common stock pursuant to the cashless exercise of an outstanding stock options.

Resignation of Chief Revenue Officer

On April 2, 2021, Mr. Juan Manuel Piñeiro Dagnery submitted to the board of directors of the Company his resignation from his position, effective immediately. Mr. Dagnery did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiary LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LegalSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with changing our name, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. Effective January 22, 2021, we consummated a transaction to restructure the ownership of LegalSimpli through a series of agreements as further described below.

Business Overview and Strategy

We are a direct-to-patient telehealth company that provides a smarter, cost-effective and convenient way of accessing healthcare. We believe the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telemedicine companies, like our company, connect consumers to licensed healthcare professionals for care across numerous indications, including concierge care, men’s sexual health and dermatology, among others.

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

Many people can relate to the hassle and inconvenience of seeking medical care. We believe that telemedicine platforms like ours will fundamentally shift how patients access healthcare in the United States, by necessity and by preference. With the average wait time to see a physician in the United States now at greater than 29 days, according to a 2018 Merritt Hawkins Survey, and the United States projected to have a significant shortfall of licensed physicians by 2030, we believe the U.S. healthcare infrastructure must change to accommodate patients. Timely and convenient access to healthcare and prescription medications is a critical factor in improving quality of care and patient outcomes. Our mission is to radically change healthcare with our portfolio of direct-to-patient telehealth brands that encompass on-demand medical treatment, online pharmacy and over-the-counter products. We want our brands to be top-of-mind for consumers considering telehealth.

In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare and Medicaid Services. Physician services and prescription medications account for approximately 30% of healthcare spending, or over $1 trillion annually, and we believe that we have the infrastructure, medical expertise, and technical know-how to shift a substantial portion of this market to an online, virtual format. Our platforms are fast and convenient, and we believe the adoption of our services has increased rapidly because of these features, including lower out-of-pocket costs for patients and the satisfaction of a simple healthcare process. We believe the opportunities are immense and that we are well positioned to capitalize on these large-scale economic shifts in healthcare.

We believe that brand innovation, customer acquisition and service excellence form the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary over-the-counter (“OTC”) products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telemedicine offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. Our men’s telemedicine brand, RexMD, currently offers treatment for erectile dysfunction, and will soon offer treatments for additional indications present in men’s health. We have built a platform that allows us to efficiently launch telehealth and wellness product lines wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

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

Our process across each brand and condition that we treat is to guide the patient through a medical intake process and product selection, after which a licensed U.S. physician within our network conducts a virtual consultation and, if appropriate, prescribes necessary prescription medications and/or recommends over-the-counter products. Prescription and over-the-counter products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 300,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD offers virtual medical treatment, prescription medications, patented over-the-counter products, and an FDA approved medical device for male and female hair loss. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has had more than 200,000 customers and patients since inception. In Q1 2021, ShapiroMD greatly enhanced its telemedicine offering for female hair loss with the addition of topical compounded medications to its product portfolio.

On February 21, 2020, ConsumersAdvocate.org ranked ShapiroMD as the third best hair loss treatment provider in the United States, ahead of other household brands such as Bosley, Keeps and Rogaine.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth brand offering virtual medical treatment from licensed providers for a variety of men’s health needs. After consulting with a physician, if appropriate, we dispense and ship prescription medications and over-the-counter products directly to patients. We initially launched in the erectile dysfunction treatment market. We intend to expand beyond the sexual health market and launch additional treatment areas in men’s health in the first half of 2021. Our vision for RexMD is to become a leading telehealth destination for men.

Dermatology: NavaMD

Launching in the first quarter of 2021, Nava MD is a female-oriented tele-dermatology and skincare brand that will offer virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat many common dermatological conditions. In addition to the brand’s telemedicine offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

Restorsea’s clinically proven skincare technology platform is the result of more than $50 million invested in R&D and intellectual property development, and Restorsea has received 35 patents along with broad industry and academic acclaim, with its breakthrough clinical results having been published in the peer-reviewed Journal of Drugs in Dermatology and Journal of Clinical and Aesthetic Dermatology. Nava MD will be one the first direct-to-consumer product lines to offer this advanced skincare technology. Nava MD will be positioned as an online skincare and telehealth brand that will offer tele-dermatology services to patients in 47 states.

Immune Health: iNR Wellness MD

Launched in 2018, iNR Wellness MD is a supplement for immune and digestive support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans.

Majority Owned Subsidiary: PDFSimpli

PDFSimpli is an online software-as-a-service (SAAS) platform that allows users to create, edit, convert, sign and share PDF documents. PDFSimpli was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. As of the end of 2020, PDFSimpli was ranked in the top 4,339 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 9.5 million registrants globally. Since its launch, PDFSimpli has converted or edited over 9 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. PDFSimpli had over 62,600 active subscriptions as of the end of 2020.

Significant Developments During the Quarter

Appointments and Resignations of Officers

Chief Digital Officer

On January 5, 2021, our board of directors appointed Mr. Bryant Hussey as the Company’s Chief Digital Officer. Bryant Hussey, age 45, combines over 20 years senior and executive level management with both direct-to-consumer and traditional e-commerce companies. From 2018 to 2020, he was the Chief Digital Officer for AVS Products, LLC., a direct response nutraceutical company acting as Playboy’s global licensee for sexual wellness supplements. From 2009 to 2018 he was the Vice President of Marketing for Atlantic Coast Brands, an omni-channel international beauty company which has serviced more than 10 million customers. Bryant’s undergraduate studies were in Economics at St. Peters University and he also attended New York University completing professional studies programs in Integrated Marketing.

Chief Medical Officer

On January 11, 2021, our board of directors appointed Dr. Anthony Puopolo as the Company’s Chief Medical Officer (the “Appointment”). Anthony Puopolo, age 49, combines over 20 years of experience in medicine and wellness. In 2018 he founded Alpha Medical Group, where he serves as president to present. From September 2019 to December 2020, he served as a staff physician at Teledoc. From July 2017 to December 2020, he served as a regional medical director at Swift MD. In January 2014 he founded the Integrative Wellness Medical Group, where he remained until May 2017. From August 2010 to May 2017, he served as a partner staff physician at Sharp-Rees Stealy Medical Group (“Sharp-Rees”). From September 2008 to July 2010, he served as afloat physician at Sharp-Rees. From September 2005 to August 2008, he served at the mental health clinic of the 121st General Hospital in South Korea, first as a chief of outpatient and medical director of alcohol treatment center, then as chief of inpatient at the psychiatric ward. From September 2004 to August 2005, he served as a staff physician and chief of outpatient at the mental health clinic at the U.S. military base of Camp Casey in South Korea. He has an undergraduate degree from Tufts University and a Medical Degree from Boston University School of Medicine.

Chief Business Officer

On February 3, 2021, our board of directors appointed Corey Deutsch as our Chief Business Officer. Corey Deutsch, age 27, has over 5 years of experience in various healthcare finance roles. In May 2020, Mr. Deutsch founded a long only hedge fund focused exclusively on the healthcare end-market. From June 2019 through June 2020, Mr. Deutsch served as an investment professional at Amulet Capital Partners, a healthcare focused private equity firm. From November 2018 to June 2019, Mr. Deutsch was an investment professional for Arsenal Capital Partners, a middle-market healthcare private equity firm. From June 2016 to November 2018, Mr. Deutsch was an investment banker at MTS Health Partners, a boutique investment bank focused on the healthcare sector. Mr. Deutsch is also currently an advisor for Heat Biologics, an oncology focused pharmaceutical Company. He received his undergraduate degree from the University of Pennsylvania, graduating Summa Cum Laude with a B.A. in economics.

Chief Financial Officer

On February 4, 2021, Mr. Juan Manuel Piñeiro Dagnery submitted to the board of directors his resignation from his position as Chief Financial Officer of the Company (the “Resignation”). Mr. Dagnery did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Dagnery will continue to serve as an executive of the Company, assuming the role of Chief Revenue Officer, effective on the date of the Resignation. Mr. Dagnery resigned from his position as Chief Revenue Officer on April 2, 2021.

On the date of, and in connection with, the Resignation, the board of directors appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. Marc Benathen combines over 18 years of experience in financial, operational and consumer products/services senior management. Previously, he had been involved in 6 companies in the consumer, technology and media industries holding positions including Chief Financial Officer, Vice President and Director. From 2017 through January 2021, Mr. Benathen was the Chief Financial Officer for Blink Holdings, Inc. (dba Blink Fitness), a national fitness company. From 2014 to 2017, he was Vice President of Finance for Blink Fitness. From December 2010 to January 2014, he was Senior Manager of Corporate Finance of ANN, Inc., a NYSE-listed retail company that focused on women’s fashion. Mr. Benathen is also currently a director of Baruch College Alumni Association and past Trustee of the Baruch College Fund, a charitable and alumni arm of Baruch College. He has an undergraduate degree from Baruch College with Honors.

LegalSimpli  Software Restructuring Transaction

Effective January 22, 2021, we consummated a transaction to restructure the ownership of LegalSimpli (the “LSS Restructuring”). Following the consummation of the LSS Restructuring, CLPR will increase its ownership of LegalSimpli from 51% to approximately 85.58% on a fully diluted basis.

Concurrently, in furtherance of the LSS Restructuring, CVLB PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of LSS (the “Founding Members”) whereby CVLB PR purchased from the Founding Members an aggregate of 2,183 membership interests of LSS for an aggregate purchase price of $225,000, paid in December 2020.

In furtherance of the LSS Restructuring, CVLB PR entered into a Membership Interest Purchase Agreement with LSS, (the “CVLB PR MIPA”), pursuant to which CVLB PR purchased 12,000 membership interests of LSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of CVLB PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA. Payments for the second and third tranches are due on the 60-day anniversary and the 120-day anniversary of the LSS Effective Date.

Following the consummation of the LSS Restructuring, CVLB PR increased its ownership of LSS from 51% to approximately 85.58% on a fully diluted basis. LSS entered into an amendment to its operating agreement (the “LSS Operating Agreement Amendment”) to reflect the change in ownership.

Concurrently with the LSS Restructuring, CVLB PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which CVLB PR granted options to purchase membership interest units of LSS. Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25%% of LSS by Fitzpatrick and Pathak in the aggregate with CVLB PR ownership ratably reduced to approximately 72.98%.

The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of LSS for an exercise price of $1.00 per membership interest unit. The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon LSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 3,434 membership interests upon LSS achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 3,434 membership interests upon LSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Options shall vest in accordance with the following (i) 700 membership interests upon LSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon LSS achieving $,4,000,000 of gross sales in any fiscal quarter and (iii) 700 membership interests upon LSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The first two tranches of performance options granted to Sean Fitzpatrick and Varun Pathak vested immediately after the consummation of the restructuring transaction and therefore have been recorded as part of the acquisition through equity. The third tranche is not deemed probable and therefore has not been recognized to date.

Results of Operations

Revenue

Our financial results for the three months ended March 31, 2021 are summarized as follows in comparison to the three months ended March 31, 2020:

	March 31, 2021		March 31, 2020
	$	% of	$	% of
		Sales		Sales
Product revenues, net	13,283,315	72.99%	2,955,801	68.66%
Software revenues, net	4,914,797	27.01%	1,349,011	31.34%
Service revenues, net		-%	-	-%
Total revenues, net	$18,198,112	100%	$4,304,812	100%

Cost of product revenue	3,123,025	17.16%	1,252,747	29.10%
Cost of software revenue	140,228	0.77%	84,903	1.97%
Total cost of revenue	3,263,253	17.93%	1,337,650	31.07%

Gross profit	$14,934,859	82.07%	$2,967,162	68.93%

Selling & marketing expenses	18,640,731	102.43%	2,745,882	63.79%
General and administrative expenses	6,863,879	37.72%	1,590,967	36.96%
Other operating expenses	861,081	4.73%	124,491	2.89%
Customer service expenses	295,277	1.62%	168,185	3.91%
Development costs	192,228	1.06%	78,142	1.82%
Total expenses	$26,853,196	147.56%	$4,707,667	109.36%

Operating loss	$(11,918,337)	-65.49%	$(1,740,505)	-40.4%
Other income, net	45,451	.25%	(793,039)	-18.4%
Net loss before provision for income taxes	$(11,872,886)	-65.42%	$(2,533,544)	-58.9%
Provision for Income taxes	-	-%	-	-%
Net loss attributable to noncontrolling interests	$(270,503)	-1.49%	$(138,816)	-3.2%
Net loss attributable to LifeMD, Inc.	$(11,602,383)	-63.76%	$(2,394,728)	-55.6%

Revenues for the three months ended March 31, 2021 were approximately $18.2 million, an increase of 323% compared to approximately $4.3 million for the three months ended March 31, 2020. The increase in revenues was attributable to both the increase in product revenue of 349% and an increase in software revenue of 264%. Product revenue accounts for 73% of total revenue and has increased in the three months ended March 31, 2021 due to an increase in online sales demand, with the majority of the growth of our telemedicine brands, RexMD and ShapiroMD. Software revenue accounts for 27% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenues consists of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 144% to approximately $3.3 million for the three months ended March 31, 2021 compared to approximately $1.3 million for the three months ended March 31, 2020. The combined cost of revenue increase was due to increased costs related to our increased sale volumes when compared to the prior period ended March 31, 2020.

Gross profit increased by approximately 403% to approximately $14.9 million for the three months ended March 31, 2021 compared to approximately $3.0 million for the three months ended March 31, 2020, as a result of increased combined sales, and a percentage decrease in costs to produce product revenues. Product costs decreased to 17% of associated product revenues during the three months ended March 31, 2021, from 29% of associated product revenues during the three months ended March 31, 2020. Gross profit as a percentage of revenues was 82% for the three months ended March 31, 2021 compared to 69% for the three months ended March 31, 2020. The increase of 13% in gross profit was principally attributable to lower product costs and more stringent inventory management during the three months ended March 31, 2021. During the three months ended March 31, 2020, product costs from the use of new suppliers, at higher costs, resulted from the impact of COVID-19 related disruptions to product supply chain. This increase has been contained and reduced for 2021, thus far.

Operating Expenses

	Three Months Ended March 31,
	2021	2020
Selling & marketing expenses	$18,640,731	$2,745,882
General and administrative expenses	6,863,879	1,590,967
Other operating expenses	861,081	124,491
Customer service expenses	295,277	168,185
Development costs	192,228	78,142
Total expenses	$26,853,196	$4,707,667

Operating expenses for the three months ended March 31, 2021 were approximately $26.8 million, as compared to approximately $4.7 million for the three months ended March 31, 2020. This represents an increase of 470%, or $22.1 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2021, the Company had an increase of approximately $15.9 million, or 579% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the period ended March 31, 2021, stock-based compensation was $2.3 million, with the majority related to stock compensation expense attributable to the attainment of a performance threshold in the period. This category also consists of merchant processing fees, payroll expenses for executive management, amortization expense and legal and professional fees. During the three months ended March 31, 2021, the Company has had an increase of approximately $5.3 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the three months ended March 31, 2021, the Company had an increase of approximately $737K, or 592%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico and South Carolina. During the three months ended March 31, 2021, the Company had an increase of approximately $127K, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2021, the Company had an increase of approximately $114K, primarily resulting from technology platform improvements and amortization expense.

Other (Expenses) / Income

	Three Months Ended March 31,
	2021	2020
Interest (expense), net	$(139,463)	$(793,039)
Gain on debt forgiveness	184,914	-
Total	$45,451	$(793,039)

Other expense, which consists of interest expense and gain on debt forgiveness of PPP loans decreased by approximately $838K and is included in other income for the period ended March 31, 2021. For the period ended March 31, 2020 the balance consisted of interest expense primarily and loss on debt settlement attributable to the increased use of debt during 2020 and the acceleration of debt discount.

Working Capital

	March 31, 2021	December 31, 2020
Current assets	$17,837,524	$12,063,395
Current liabilities	15,443,714	13,490,096
Working capital	$2,393,810	$(1,426,701)

Working capital increased by approximately $3.8 million during the period ended March 31, 2021. The increase in current assets is primarily attributable to an increase in cash of approximately $4.2 million, an increase in accounts receivable of approximately $0.7 million, and inventory and product deposits (combined increase of approximately $0.9 million). Current liabilities increased by $1.9 million, which was primarily attributable to an increase in accounts payable and accrued liabilities of $1.6 million as a result of the Company extending payables and credit terms with vendors and an increased in deferred revenue of $0.4 million during the period ended March 31, 2021.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Net loss	$(11,872,886)	$(2,533,544)
Net cash (used in) provided by operating activities	(9,106,829)	661,355
Net cash (used in) investing activities	(48,860)	(468,400)
Net cash provided by (used in) financing activities	13,383,270	(941,702)
Net increase (decrease) in cash	$4,227,581	$(748,747)

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $9.1 million for the three months ended March 31, 2021, as compared with net cash provided by operating activities of approximately $661K three months ended March 31, 2020. The significant factors contributing to the cash used in operations during the three months ended March 31, 2021, include the net loss of approximately $11.8 million (inclusive of $2.3 million in non-cash, stock-based compensation charges), principally offset by the Company’s increase in accounts payable of approximately $1.6 million.

Net cash used in investing activities for the three months ended March 31, 2021 was approximately $49K, as compared with net cash used in investing activities of $468K for the three months ended March 31, 2020. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $49K.

Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $13.4 million as compared with net cash used in financing activities of approximately $942K for the three months ended March 31, 2021. During the three months ended March 31, 2021, financing activities consisted of net proceeds from private placement of $13.5 million, investors purchased 608,696, at a purchase price of $23.00 per share for aggregate gross proceeds of $14 million offset by the purchase of additional membership interest of LegalSimpli.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes which the company has been successful in achieving to date. See Note 5 for a further discussion of a private placement offering, which closed on February 11, 2021, yielding $14 million in gross proceeds to the Company before deduction of placement fees and other offering expenses, resulting in $13.5 million in net proceeds. The Company intends to use the net proceeds for customer acquisition, as well as for general corporate purposes.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of March 31, 2021 and March 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1,339,000 and $302,960, respectively, which represent obligations on in-process monthly or yearly contracts with customers.

Customer discounts, returns and rebates on product revenues during the three months ended March 31, 2021 and 2020 approximated $1,222,000 and $314,000, respectively. Customer discounts and allowances on software revenues during the three months ended March 31, 2021 and 2020 approximated $554,000 and $163,000, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of March 31, 2021 and December 31, 2020, the Company capitalized $491,386 and $438,136, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

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

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2016, remain open to audit by all related taxing authorities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2021, a purported securities class action lawsuit, captioned David L. Owens, Sr. v. LifeMD, Inc. et al., Case No. 21-cv-03384, was filed in the United States District Court for the Southern District of New York against the Company, Justin Schreiber (LifeMD’s Chairman of the Board and Chief Executive Officer), Juan Pinero Dagnery (LifeMD’s former Chief Financial Officer), and Marc Benathen (LifeMD’s current Chief Financial Officer) (the “Owens, Sr. Lawsuit”). The Owens, Sr. Complaint alleges, among other things, that the defendants made false or misleading statements about, and allegedly failed to disclose material adverse facts concerning, the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock between January 19, 2021 and April 13, 2021.

Similarly, on May 5, 2021, a second purported securities class action lawsuit, captioned Cho v. LifeMD, Inc. et al., Case No. 21-cv-04004, was filed in the United States District Court for the Southern District of New York against the same aforementioned parties (the “Cho Lawsuit”). The Cho Complaint makes the same claims as found in the Owens, Sr. Lawsuit, and, similarly, does not quantify damages and seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock during the same, aforementioned time period between January 19, 2021 and April 13, 2021.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 30, 2021, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

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

Our future financial performance will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

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

We are subject to securities class action lawsuits, which may require significant management time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to securities class action lawsuits, which may require significant management time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We and certain of our officers have been named as defendants in a securities class action lawsuit that alleges that we and certain executive officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by making false or misleading statements about, and allegedly failed to disclose material adverse facts concerning, the Company’s business, operations, and prospects. While we believe that we have substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend each case, these lawsuits could divert management’s attention from our ordinary business operations, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims could be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the trading price of our common stock.

We have insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

In addition, there is the potential for additional shareholder litigation, and we could be materially and adversely affected by such matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2021 without registration under the Securities Act:

On February 11, 2021, the Company consummated the closing of a private placement offering whereby, pursuant to the securities purchase agreement entered into by the Company and certain accredited investors on February 11, 2021, the investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately 14.0 million (the “Purchase Price”). The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,203,750 shares of common stock for services expensed in prior periods.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	Employment Agreement, dated January 5, 2021, by and between the Company and Bryant Hussey	8-K	10.1	1/5/21
10.2#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/11/21
10.3#	Employment Agreement, dated January 14, 2021, by and between the Company and Corey Deutsch	8-K	10.1	2/3/21
10.4#	Amended Employment Agreement, dated February 3, 2021, by and between the Company and Corey Deutsch	8-K	10.2	2/3/21
10.5#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/4/21
10.6#	Consulting Service Agreement, dated April 1, 2020, by and between the Company and JLS Ventures, LLC	10-K	10.56	3/30/21
10.7#	Resignation and Release Agreement, dated April 2, 2021, by and between the Company and Juan Manuel Piñeiro Dagnery	8-K	10.1	4/2/21
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
President, Chief Executive Officer
Date:	May 14, 2021

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	May 14, 2021

