Form 10-Q
period 2021-06-30
LifeMD, Inc.
filed 2021-08-13
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 12, 2021, there were 26,562,800 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$17,414,237	$9,179,075
Accounts receivable, net	1,612,308	648,421
Product deposit	1,391,764	816,765
Inventory, net	1,614,117	1,264,258
Other current assets	447,233	154,876
Total Current Assets	22,479,659	12,063,395
Non-current Assets
Equipment, net	18,116	-
Right of use asset, net	225,259	274,437
Capitalized software, net	1,264,466	375,983
Intangible assets, net	-	339,840
Total Non-current Assets	1,507,841	990,260
Total Assets	$23,987,500	$13,053,655

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$16,726,698	$11,794,084
Notes payable, net	438,234	779,132
Deferred revenue	1,381,938	916,880
Total Current Liabilities	18,546,870	13,490,096
Long-term Liabilities
Long-term debt	9,251,849	-
Lease liability	240,670	285,323
Contingent consideration on purchase of LegalSimpli	100,000	100,000
Total Liabilities	28,139,389	13,875,419
Commitments and contingencies (see Note 8)
Mezzanine Equity
Preferred Stock, $0.0001 per value; 5,000,000 shares authorized
Series B Preferred Stock, $0.0001 per value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,109 and $1,045 per share as of June 30, 2021 and December 31, 2020, respectively	3,881,452	3,655,822
Stockholders’ Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized, 26,635,840 and 23,433,663 shares issued, 26,532,800 and 23,330,623 outstanding as of June 30, 2021 and December 31, 2020, respectively	266,359	234,337
Additional paid-in capital	101,450,858	77,779,370
Accumulated deficit	(108,584,988)	(80,151,905)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(7,031,472)	(2,301,899)
Non-controlling interest	(1,001,869)	(2,175,687)
Total Stockholders’ Deficit	(8,033,341)	(4,477,586)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$23,987,500	$13,053,655

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product revenues, net	$15,799,610	$7,869,813	$29,082,925	$10,825,614
Software revenues, net	6,514,001	1,219,970	11,428,798	2,568,981
Service revenues, net	-	-	-	-
Total revenues, net	22,313,611	9,089,783	40,511,723	13,394,595
Cost of revenues
Cost of product revenue	4,044,981	1,622,214	7,168,006	2,544,376
Cost of software revenue	155,027	72,207	295,255	487,686
Total cost of revenues	4,200,008	1,694,421	7,463,261	3,032,062
Gross profit	18,113,603	7,395,362	33,048,462	10,362,533

Expenses
Selling and marketing expenses	22,388,510	8,394,331	41,029,241	11,140,213
General and administrative expenses	10,415,272	1,834,336	17,279,151	3,425,312
Operating expenses	917,936	203,260	1,779,017	327,751
Customer service expenses	473,235	89,482	768,512	257,667
Development costs	45,413	92,325	237,641	170,467
Total expenses	34,240,366	10,613,734	61,093,562	15,321,410
Operating loss	(16,126,763)	(3,218,372)	(28,045,100)	(4,958,877)
Other income (expenses), net	(901,910)	(228,875)	(856,459)	(1,021,914)
Loss from operations before income taxes	(17,028,673)	(3,447,247)	(28,901,559)	(5,980,791)
Income tax provision (benefit)	-	-	-	-
Net loss	(17,028,673)	(3,447,247)	(28,901,559)	(5,980,791)
Net loss attributable to noncontrolling interests	(197,973)	(68,131)	(468,476)	(206,947)
Net loss attributable to LifeMD, Inc.	$(16,830,700)	$(3,379,116)	$(28,433,083)	$(5,773,844)
Basic loss per share attributable to LifeMD, Inc. from operations	$(0.64)	$(0.27)	$(1.12)	$(0.50)
Diluted loss per share attributable to LifeMD, Inc. from operations	$(0.64)	$(0.27)	$(1.12)	$(0.50)
Weighted average number of common shares outstanding
Basic	26,289,678	12,348,739	25,381,530	11,523,253
Diluted	26,289,678	12,348,739	25,381,530	11,523,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total
Balance, January 1, 2020	10,680,730	$106,807	$15,663,626	$(16,594,919)	$(163,701)	$(988,187)	$(141,056)	$(1,129,243)
Stock compensation	-	-	95,900	-	-	95,900	-	95,900
Cashless exercise of warrants	147,858	1,479	(1,479)	-	-	-	-	-
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(106,519)	-	(106,519)	-	(106,519)
Deemed dividend from warrant price adjustments	-	-	1,142,385	(1,142,385)	-	-	-	-
Distributions to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	(2,394,728)	-	(2,394,728)	(138,816)	(2,533,544)
Balance, March 31, 2020	10,828,588	108,286	16,900,432	(20,238,551)	(163,701)	(3,393,534)	(315,872)	(3,709,406)

Stock issued for services	50,000	500	34,700	-	-	35,200	-	35,200
Stock compensation	-	-	438,575	-	-	438,575	-	438,575
Cashless exercise of warrants	843,240	8,432	(8,432)	-	-	-	-	-
Purchase of common stock	294,120	2,941	247,059	-	-	250,000	-	250,000
Shares issued for share liability	2,196,740	21,967	1,704,033	-	-	1,726,000	-	1,726,000
Distributions to non-controlling interest	-	-	-	-	-	-	(85,223)	(85,223)
Deemed distribution from down-round provision in common stock shares yet to be issued	-	-	-	(87,503)	-	(87,503)		(87,503)
Net loss	-	-	-	(3,379,116)	-	(3,379,116)	(68,131)	(3,447,247)
Balance, June 30, 2020	14,212,688	$142,126	$19,316,367	$(23,705,170)	$(163,701)	$(4,410,378)	$(469,226)	$(4,879,604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total
Balance, January 1, 2021	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock issued for services	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of additional membership interest of LSS		-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling Interest for additional investment			(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)
Balance, March 31, 2021	25,885,014	258,851	91,585,607	(91,754,288)	(163,701)	(73,531)	(767,896)	(841,427)

Stock issued for services	30,000	300	2,547,000	-	-	2,547,300	-	2,547,300
Exercise of stock options	391,000	3,910	738,840	-	-	742,750	-	742,750
Cashless exercise of stock options	264,142	2,641	(2,641)	-	-	-	-	-
Exercise of warrants	65,684	657	311,342	-	-	311,999	-	311,999
Warrants issued for debt instruments	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	(16,830,700)	-	(16,830,700)	(197,973)	(17,028,673)
Balance, June 30, 2021	26,635,840	$266,359	$101,450,858	$(108,584,988)	$(163,701)	$(7,031,472)	$(1,001,869)	$(8,033,341)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,901,559)	$(5,980,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	522,559	739,324
Amortization of capitalized software	63,864	11,585
Amortization of intangibles	339,840	167,806
Write-down of inventory	57,481	-
Acceleration of debt discount	-	500,145
Gain on forgiveness of debt	(184,914)	-
Operating lease payments	49,178	3,635
Stock compensation expense	4,873,075	534,475
Stock issued for services	-	35,200
Liability to issue shares for services	-	32,500
Changes in assets and liabilities
Accounts receivable	(963,887)	(338,577)
Product deposit	(574,999)	(131,143)
Inventory	(407,340)	141,213
Other current assets	(292,357)	114,047
Change in operating lease liability	(44,653)	(1,061)
Deferred revenue	465,058	194,118
Accounts payable and accrued expenses	5,158,245	2,880,243
Net cash used in operating activities	(19,840,409)	(1,097,281)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(952,347)	-
Purchase of equipment	(18,116)	-
Payment to seller for contingent consideration	-	(277,161)
Contingent consideration on business combination paid	-	(400,000)
Net cash used in investing activities	(970,463)	(677,161)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	13,495,270	-
Proceeds from issuance of debt instruments	15,000,000	-
Cash proceeds from exercise of options	766,750	-
Cash proceeds from exercise of warrants	311,999	-
Shares issued for cash	-	250,000
Cash receipts from investors for unissued shares	-	1,639,000
Purchase of membership interest of LSS	(300,000)	-
Distributions to non-controlling interest	(72,000)	(121,223)
Proceeds from notes payable	963,965	1,750,000
Repayment of notes payable	(1,119,950)	(2,498,808)
Debt issuance costs	-	(15,000)
Net cash provided by financing activities	29,046,034	1,003,969
Net increase (decrease) in cash	8,235,162	(770,473)
Cash at beginning of period	9,179,075	1,106,624
Cash at end of period	$17,414,237	$336,151
Cash paid for interest
Cash paid during the period for interest	$143,183	$349,791
Non-cash investing and financing activities
Principal of Paycheck Protection Program loans forgiven	$184,914	$-
Additional purchase of membership interest in LSS issued in performance options	$144,002	$-
Warrants issued for debt instruments	$6,270,710	$-
Deemed distribution from down-round provision	$-	$1,142,385
Stock yet to be issued for capitalized costs	$-	$40,000
Deemed distribution from down-round provision on unissued shares	$-	$194,022
Shares issued for share liability	$-	$(1,726,000)
Debt issuance costs for liability to issues shares	$-	$219,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

LifeMD, Inc. was formed in the State of Delaware on May 24, 1994, under its prior name, Immudyne, Inc. The Company changed its name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, changed its name to LifeMD, Inc. Effective February 22, 2021, the trading symbol for the Company’s common stock, par value $0.01 per share on The Nasdaq Stock Market LLC changed from “CVLB” to “LFMD”.

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), which operates a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of LegalSimpli (the “LSS Restructuring”) (See Note 7) and concurrently increased its ownership stake in LegalSimpli to 85.6%.

Nature of Business

The Company is a direct-to-patient telehealth technology company that provides a smarter, cost-effective and convenient way for a provider’s patients to access healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telehealth technology companies, like the Company, connect consumers to licensed healthcare professionals for care across numerous indications, including concierge care, men’s sexual health and dermatology, among others.

The Company’s telehealth platform helps patients access their licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to its telehealth technology offerings, it sells nutritional supplements and other over-the-counter products. Many of its products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for the Company.

The Company believes that brand innovation, customer acquisition and service excellence form the heart of its business. As is exemplified with its first brand, Shapiro MD, it has built a full line of proprietary over-the-counter (“OTC”) products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, Rex MD, currently offers access to provider-based treatment for erectile dysfunction, as well as treatment for other common men’s health issues including premature ejaculation and hair loss. In the first quarter of 2021, the Company launched its newest brand, Nava MD, a tele-dermatology and skincare brand for women. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), which operates a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents called PDFSimpli. In addition to LegalSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. The Company subsequently increased its ownership stake in LegalSimpli to its current 85.6%.

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business as well as the expansion of our telehealth opportunities. In June 2019, a strategic joint venture with GoGoMeds.com (GoGoMeds) was formed in order to help facilitate the launch of our telehealth business. GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, on August 7, 2020, the Company terminated its Strategic Partnership Agreement with GoGoMeds. The joint venture with GoGoMeds had not initiated activities, and its termination did not have an impact on the Company’s operations.

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

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on October 14, 2020. All references to common shares and common share data in these financial statements and elsewhere in this Form 10-Q as of June 30, 2021 and 2020, and for the three and six months then ended, reflect the Reverse Stock Split.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock.

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

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15.0 million (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”) of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the Purchase Agreement. The Warrant has a term of three years, and the Debenture has a maturity date of three years. The Debenture may be paid fully or in part by the Company at any time prior to maturity without penalty to the Company. The Company received gross proceeds of $15.0 million and intends to use such proceeds for working capital, growth investment and general corporate purposes.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, or “Securities Act”, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital and possible future acquisitions. There were no sales of shares of common stock under the 2021 Shelf or the Sales Agreement as of June 30, 2021. The Company had the full availability of the Sales Agreement and $90 million available under the 2021 Shelf as of June 30, 2021.

Going Concern Evaluation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company has an accumulated deficit approximating $108.6 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the end of 2021. Additionally, the Company expects its burn rate of cash to continue through the second half of 2021; however, the Company expects this burn rate to improve in future quarters. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased with an institutional investor. Management is unable to predict if and when the Company will be able to generate significant positive cash flow or achieve profitability. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $12.5 million as of the filing date, which includes the $13.5 million of net proceeds from the February 2021 Offering and the $14.9 million of net proceeds from the June 2021 Purchase Agreement. Based on the Company’s projected cash requirements, management estimates that it will utilize approximately $15.3 million through the next 12 months from the filing date of this report. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate in the second half of 2021 and over the next 12 months, (3) overall investor interest in its equity securities which it believes will enable it to successfully complete future capital raises, (4) full availability of the Sales Agreement and $90 million available under the 2021 Shelf, (5) management’s ability to curtail expenses if necessary and (6) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR and its majority owned subsidiary, LegalSimpli. The non-controlling interest in LegalSimpli represents the 49% equity interest held by other members of the subsidiary as of December 31, 2020. During the six months ended June 30, 2021, the Company purchased an additional 36% of LegalSimpli for a total equity interest of approximately 85% (see Note 7).

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

CVLB Media, CVLB Rx and Conversion Labs Asia are all considered immaterial as of June 30, 2021 and December 31, 2020. CVLB Rx had no activity and was dissolved during the year ended December 31, 2020.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the valuation of inventory, stockholders’ equity-based transactions, estimates to cash flow projections and going concern assessment. Actual results could differ from those estimates.

The continuing impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. As a result, many of our estimates and assumptions for the period ended June 30, 2021 were subject to an increased level of judgment and may carry a higher degree of variability and volatility. In future periods, subsequent to June 30, 2021, when additional information becomes available, which may differ from our current assumptions, may subject our estimates to material change in future periods.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations, as result the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassification includes $495,787 and $917,785 of merchant processing fees reclassified from cost of revenues to general and administrative expenses for the three and six months ended June 30, 2020, respectively.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $1,362,000 and $857,000 for the three months ended June 30, 2021 and 2020, respectively. Customer discounts, returns and rebates on product revenues approximated $2,584,000 and $1,334,000 for the six months ended June 30, 2021 and 2020, respectively.

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers’ subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of June 30, 2021 and December 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1,382,000 and $917,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on software revenues approximated $668,000 and $107,000 for the three months ended June 30, 2021 and 2020, respectively. Customer discounts and allowances on software revenues approximated $1,222,000 and $270,000 for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021 and 2020, the Company had the following disaggregated revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
Product revenues by Brand for Conversion Labs PR:
Rex MD	$12,128,524	54%	$1,835,503	20%	$21,969,077	55%	$2,328,276	18%
Shapiro MD	3,515,631	16%	5,881,965	65%	6,899,414	17%	8,219,073	61%
Nava MD	108,252	1%	-	-%	108,252	-%	-	-%
iNR Wellness	19,737	-%	71,162	1%	43,642	-%	141,090	1%
Purpurex	27,466	-%	79,426	1%	62,540	-%	132,948	1%
Scarology	-	-%	1,757	-%	-	-%	4,227	-%
Total product revenue for Conversion Labs PR	$15,799,610	71%	$7,869,813	87%	$29,082,925	72%	$10,825,614	81%
Software revenue for LegalSimpli	6,514,001	29%	1,219,970	13%	11,428,798	28%	2,568,981	19%
Total net revenue	$22,313,611	100%	$9,089,783	100%	$40,511,723	100%	$13,394,595	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period	$1,339,309	$302,960	$916,880	$109,552
Additions	6,183,965	1,127,862	11,210,719	2,484,256
Revenue recognized	6,141,336	1,127,152	10,745,661	2,290,138
End of period	$1,381,938	$303,670	$1,381,938	$303,670

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of both June 30, 2021 and December 31, 2020, the Company had an allowance for bad debt, attributable to the single agent relationship amounting to approximately $133,000. As of June 30, 2021 and December 31, 2020, the reserve for sales returns and allowances was approximately $470,000 and $349,000, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded as contra assets in arriving at presented accounts receivable, net.

Inventory

As of June 30, 2021 and December 31, 2020, inventory primarily consisted of finished goods related to the Company’s brands included in the product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at the Amazon fulfillment center. The Company also maintains inventory at a related-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of June 30, 2021, the Company did not record an inventory reserve. As of December 31, 2020, the Company recorded an inventory reserve in the amount of $57,481.

As of June 30, 2021 and December 31, 2020, the Company’s inventory consisted of the following:

	June 30,	December 31,
	2021	2020

Finished Goods - Products	$1,526,491	1,172,624
Raw materials and packaging components	87,626	149,115
Inventory reserve	-	(57,481)
Total Inventory - net	$1,614,117	$1,264,258

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of June 30, 2021 and December 31, 2020, the Company has $1,391,764 and $816,765, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $2.6 million and $1.6 million, respectively. As of June 30, 2021 and December 31, 2020, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of June 30, 2021 and December 31, 2020, the Company capitalized $1,390,483 and $438,136, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of a customer relationship asset (with original cost of approximately $1,007,000) and a purchased license (with a cost of $200,000) with an estimated useful life of three and ten years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method. Both intangible assets are fully amortized as of June 30, 2021. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

During the six months ended June 30, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA (see Note 5). As of June 30, 2021 and December 31, 2020, the PPP loan balance was $74,269 and $259,183, respectively, and is reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Series B Preferred Stock	1,076,923	-	1,076,923	-
Restricted Stock Units (RSUs)	664,375	-	355,938	-
Stock options	4,013,400	4,469,000	4,204,200	4,169,000
Warrants	3,984,787	1,407,636	3,767,629	2,167,136
Potentially dilutive securities	9,739,485	5,876,636	9,404,690	6,336,136

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

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of June 30, 2021 and December 31, 2020, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three and six months ended June 30, 2021 and 2020, we purchased 100% of our finished goods from two (2) manufacturers.

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

NOTE 3 – INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	June 30,	December 31,	Amortizable
	2021	2020	Life
Amortizable Intangible Assets
Customer relationship asset	$1,006,840	$1,006,840	3 years
Purchased licenses	200,000	200,000	10 years
Less: accumulated amortization	(1,206,840)	(867,000)
Total net amortizable intangible assets	$-	$339,840

The aggregate amortization expense of the Company’s intangible assets for the six months ended June 30, 2021 and 2020 was approximately $339,840 and $167,806, respectively. There is no intangible asset amortization expense to be recognized in future periods as of June 30, 2021.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, the Company has the following amounts related to accounts payable and accrued expenses:

	June 30,	December 31,
	2021	2020
Accounts payable	$11,664,281	$10,408,172
Accrued compensation	3,363,794	237,036
Accrued selling and marketing expenses	180,683	60,870
Accrued legal and professional fees	56,456	209,009
Sales tax payable	275,000	125,000
Other accrued expenses	1,186,484	753,997
Total accounts payable and accrued expenses	$16,726,698	$11,794,084

NOTE 5 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $259,183 (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs. During the six months ended June 30, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2021 and December 31, 2020, the PPP loan balance was $74,269 and $259,183, respectively, and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Bank Loan

In December 2020, the Company received proceeds of $500,000 under a short-term working capital loan with Chase Bank. The terms of the loan include a service charge of $19,950 (3.99%). The total balance of $519,950 as of December 31, 2020, included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet, and was repaid in full in January 2021.

Merchant Funding Agreement

On March 17, 2021, the Company entered into a Merchant Funding Agreement with MO Technologies USA, LLC (“MO Tech”), which provides cash advances to the Company based on the Company’s accounts receivable for a total cash advance of $600,000. The terms of the funding agreement include a service charge of 3.99% on cash advances from MO Tech. The total balance owed under this agreement was repaid in full in May 2021.

On June 23, 2021, the Company entered into a Merchant Funding Agreement with MO Tech, which provides cash advances to the Company based on the Company’s accounts receivable for a total cash advance of $350,000. The terms of the funding agreement include a service charge of 3.99% on cash advances from MO Tech. The total balance owed under this agreement is $363,965 as of June 30, 2021 and is included in notes payable, net.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $229,351 and $228,875 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $368,814 and $1,021,914 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 – LONG-TERM DEBT

Securities Purchase Agreement

As noted above, on June 1, 2021, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Company sold and issued: (i) the Debenture in the aggregate principal amount of $15.0 million and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the Purchase Agreement. The total fair value of the 500,000 warrants issued to the Purchaser upon closing was $6,270,710. The total fair value was recorded to debt discount and was included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2021. The debt discount will be amortized over a twelve-month period. Total amortization of debt discount was $522,559 for the three months ended June 30, 2021. The Warrant has a term of three years. The Aggregate Principal Amount of the Debenture, together with interest, is due and payable on June 1, 2024. The Debenture bears interest as follows: (i) for the period beginning on June 1, 2021 and ending on the date that is six (6) months thereafter (the “Initial Interest Rate Period”) shall be six percent (6%), (ii) for the period beginning the date following the Initial Interest Rate Period and ending on the date that is three (3) months thereafter (the “Second Interest Rate Period”), nine percent (9%), and (iii) for the period beginning the date following the Second Interest Rate Period and ending on June 1, 2024, twelve percent (12%). Until such time as the obligations shall have been paid in full, the Company shall apply thirty-five percent (35%) of the gross proceeds received by the Company from At-The-Market offerings of its Common Stock to partial redemptions of each Debenture on a pro rata basis. The Company received gross proceeds of $15.0 million (net proceeds of $14.9 million) and intends to use such proceeds for working capital and general corporate purposes.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $672,559 and $0 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $672,559 and $0 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Options and Warrants

During the six months ended June 30, 2021, the Company issued an aggregate of 873,047 shares of common stock related to cashless exercise of options. During the six months ended June 30, 2021, the Company issued an aggregate of 421,000 shares of common stock related to the exercise of options for gross proceeds of $766,750.

During the six months ended June 30, 2021, the Company issued an aggregate of 65,684 shares of common stock related to the exercise of warrants for gross proceeds of $311,999.

Membership Interest Purchase Agreement

On July 31, 2019 the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company, Conversion Labs PR, a majority owned subsidiary, Taggart International Trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber, and American Nutra Tech LLC, a company controlled by its Chief Technology and Operating Officer, Mr. Stefan Galluppi (Mr. Schreiber, Taggart International Trust, Mr. Galluppi and American Nutra Tech LLC each a “Related Party” and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83333% of the membership interests (the “Remaining Interests”) of Conversion Labs PR from the Related Parties, bringing the Company’s ownership of Conversion Labs PR to 100%.

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

The Company recorded an aggregate expense of $18,060,000 reflected in general and administrative expenses during the three months ended September 30, 2020 for the issuance of these 2,000,000 shares, of which 1,200,000 shares were issued during the six months ended June 30, 2020.

Common Stock

Common Stock Transactions During the Six Months Ended June 30, 2021:

On February 11, 2021, the Company consummated the closing of the February 2021 Offering, whereby pursuant to the February 2021 Purchase Agreement entered into by the Company and certain accredited investors on February 11, 2021 the investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately $14.0 million.

The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

During the six months ended June 30, 2021, the Company issued an aggregate of 1,233,750 shares of common stock for services expensed in prior periods.

Noncontrolling Interest

For the three months ended June 30, 2021 and 2020, the net loss attributed to the non-controlling interest amounted to $197,973 and $68,131, respectively. During the three months ended June 30, 2021 and 2020, the Company paid distributions to non-controlling stockholders of $36,000 and $85,223, respectively. For the six months ended June 30, 2021 and 2020, the net loss attributed to the non-controlling interest amounted to $468,476 and $206,947, respectively. During the six months ended June 30, 2021 and 2020, the Company paid distributions to non-controlling stockholders of $72,000 and $121,223, respectively.

LegalSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “LSS Effective Date”), the Company consummated a transaction to restructure the ownership of LegalSimpli Software, LLC, a Puerto Rico limited liability company (“LSS”), a majority-owned subsidiary of the Company (the “LSS Restructuring”). To effect the LSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR, entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by LSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of LSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

Concurrently, in furtherance of the LSS Restructuring, Conversion Labs PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of LSS (the “Founding Members”) whereby Conversion Labs PR purchased from the Founding Members an aggregate of 2,183 membership interests of LSS for an aggregate purchase price of $225,000, paid in December 2020.

In furtherance of the LSS Restructuring, Conversion Labs PR entered into a Membership Interest Purchase Agreement with LSS, (the “CVLB PR MIPA”), pursuant to which Conversion Labs PR purchased 12,000 membership interests of LSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of Conversion Labs PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches were made on the 60-day anniversary and the 120-day anniversary of the LSS Effective Date.

Following the consummation of the LSS Restructuring, Conversion Labs PR increased its ownership of LSS from 51% to approximately 85.58% on a fully diluted basis. LSS entered into an amendment to its operating agreement (the “LSS Operating Agreement Amendment”) to reflect the change in ownership.

Concurrently with the LSS Restructuring, Conversion Labs PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which Conversion Labs PR granted options to purchase membership interest units of LSS. Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25% of LSS by Fitzpatrick and Pathak in the aggregate with Conversion Labs PR ownership ratably reduced to approximately 72.98%.

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

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021. As of January 1, 2021, the 2020 Plan provided for the issuance of up to 1,650,000 shares of Common Stock. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan will be administered by the Compensation Committee of the Company’s Board of Directors.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of June 30, 2021, total authorization under the 2020 Plan was 3,150,000 shares.

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

On January 20, 2020, the Company approved the transition of its Chief Acquisition Officer, to the role of President of LegalSimpli (“President”). In connection with this change in role, the Company amended that certain services agreement entered into on July 23, 2018, by and between the Company and its President, to (i) decrease the number of options to purchase the Company’s common stock previously granted from 1,000,000 options to 500,000 options, 130,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 370,000 performance options to include four performance metrics that, if met, each trigger the vesting of 92,500 options. As a result of amendment, the Company cancelled 500,000 service-based options with an exercise price of $1.50.

During the six months ended June 30, 2021, the Company issued an aggregate of 1,368,000 stock options to employees and advisory board members. These stock options have a contractual term of 10 years and vest in increments which fully vest the options over a two-to-three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the six months ended June 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	829,000	$5.20 – 8.81	9.75	$7.49
Granted	958,000	6.00 – 21.02	9.64	11.09
Exercised	-
Cancelled/Forfeited/Expired	-

Balance at June 30, 2021	1,787,000	$5.20 – 21.02	8.40	$9.42

Exercisable at December 31, 2020	76,222	$5.20 – 8.81	9.77	$7.74
Exercisable at June 30, 2021	331,000	$5.20 – 21.02	9.39	$8.49

The total fair value of the options granted was approximately $16,502,680, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 169.00% – 180.12%, and risk-free rate of 0.66%–1.26%. Total compensation expense under the 2020 Plan options above was approximately $1,200,387 and $0 for the three months ended June 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $13,848,417 as of June 30, 2021. Total compensation expense under the 2020 Plan options above was approximately $2,434,254 and $0 for the six months ended June 30, 2021 and 2020, respectively.

Restricted Stock Units (RSU)

The following is a summary of outstanding RSU activity under our 2020 Plan during the six months ended June 30, 2021:

RSUs Outstanding Number of Shares
Balance at December 31, 2020	35,000
Granted	356,250
Vested	(26,875)
Cancelled/Forfeited/Expired	-
Balance at June 30, 2021	364,375

The total fair value of the 356,250 RSUs granted was approximately $4,496,950 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs above was approximately $357,163 and $0 for both the three and six months ended June 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $4,139,787 as of June 30, 2021. During the six months ended June 30, 2021, 26,875 RSUs vested, of which 20,000 RSUs were issued.

The Company granted 300,000 RSUs outside of the 2020 Plan during the six months ended June 30, 2021. The total fair value of these RSUs was approximately $4,212,000 and no compensation expense was recorded as the performance terms were not met.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the six months ended June 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	2,243,400	$0.80 - 7.95	5.14 years	$2.11
Granted	410,000	4.75 – 19.61	7.34 years	13.17
Exercised	(100,000)	0.80 – 2.00	2.58 years	1.31
Cancelled/Forfeited/Expired	(992,000)	1.50 – 4.75	9.44 years	2.80

Balance at June 30, 2021	1,561,400	$1.00 – 19.61	6.36 years	$5.49

Exercisable December 31, 2020	1,570,428	$1.00 – 7.50	2.57 years	$1.67
Exercisable at June 30, 2021	837,997	$1.00 – 19.61	5.23 years	$2.69

Total compensation expense under the above service-based option plan was approximately $470,896 and $255,153 for the three months ended June 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $5,234,815 as of June 30, 2021. Total compensation expense under the above service-based option plan was approximately $819,269 and $260,677 for the six months ended June 30, 2021 and 2020, respectively.

The following is a summary of outstanding performance-based options activity for the six months ended June 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2020	1,165,000	$1.25 – 7.50	4.97 years	$1.80
Granted	-
Exercised	(235,000)	2.00	0.47 years	2.00
Cancelled/Expired	(265,000)	1.25 – 2.00	3.74 years	1.75

Balance at June 30, 2021	665,000	$1.25 – 7.50	6.19 years	$1.75

Exercisable December 31, 2020	425,000	$2.00	1.18 years	$2.00
Exercisable at June 30, 2021	90,000	$1.75 – 2.00	2.38 years	$1.96

No compensation expense was recognized on the performance-based options above for the three and six months ended June 30, 2021 and 2020, as the performance terms have not been met or are not probable. All performance options exercised during the six months ended June 30, 2021 had been previously expensed.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the six months ended June 30, 2021:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2020	3,550,471	$1.40 – 5.75	5.58 years	$4.56
Granted	500,000	12.00	4.92 years	12.00
Exercised/Expired	(65,684)	4.75	4.34 years	4.75

Balance at June 30, 2021	3,984,787	$1.40 – 12.00	5.08 years	$5.49

Exercisable December 31, 2020	2,144,700	$1.40 – 5.75	7.67 years	$4.29
Exercisable June 30, 2021	2,994,760	$1.40 – 12.00	6.12 years	$5.67

Total compensation expense on the above warrants for services was approximately $604,974 and $147,424 for the three months ended June 30, 2021 and 2020, respectively, and $1,209,948 and $159,411 for the six months ended June 30, 2021 and 2020, respectively.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to approximately $2,547,300 and $439,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $4,873,075 and $535,000 for the six months ended June 30, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of both June 30, 2021 and December 31, 2020, no amount was included in accounts payable and accrued expenses in regard to this agreement, as no sales occurred.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of June 30, 2021.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $2.6 million and $1.6 million, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2021, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On April 16, 2021, a purported securities class action lawsuit, captioned David L. Owens, Sr. v. LifeMD, Inc. et al., Case No. 21-cv-03384, was filed in the United States District Court for the Southern District of New York against the Company, Justin Schreiber (LifeMD’s Chairman of the Board and Chief Executive Officer), Juan Pinero Dagnery (LifeMD’s former Chief Financial Officer), and Marc Benathen (LifeMD’s current Chief Financial Officer) (the “Owens, Sr. Lawsuit”). The Owens, Sr. Complaint alleges, among other things, that the defendants made false or misleading statements about, and allegedly failed to disclose material adverse facts concerning, the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock between January 19, 2021 and April 13, 2021. On May 18, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

Similarly, on May 5, 2021, a second purported securities class action lawsuit, captioned Cho v. LifeMD, Inc. et al., Case No. 21-cv-04004, was filed in the United States District Court for the Southern District of New York against the same aforementioned parties (the “Cho Lawsuit”). The Cho Complaint makes the same claims as found in the Owens, Sr. Lawsuit, and, similarly, does not quantify damages and seeks to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock during the same, aforementioned time period between January 19, 2021 and April 13, 2021. On May 19, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

On June 7, 2021, a purported Americans with Disabilities class action lawsuit, captioned Sosa v. LifeMD, Inc. et al., Case No. 21-cv-05032, was filed in the United States District Court for the Southern District of New York. The Sosa Complaint alleges, inter alia, that the defendants’ www.rexmd.com has barriers making it inaccessible to the visually impaired needing the assistance of screen-reading software, and therefore, allegedly violates: (i) the Americans with Disabilities Act, 42 U.S.C. § 12181 et seq.; (ii) the New York State Human Rights Law (NYSHRL), N.Y. Exec. Law §§ 292 and 296; and (iii) the New York City Human Rights Law (NYCHRL), §§ 8-102 and 8-107. The Complaint does not quantify damages but seeks to recover compensatory damages, civil penalties, and attorneys’ fees and costs under the NYSHRL and NYCHRL, as well as punitive damages under the NYCHRL. The Complaint also seeks preliminary and permanent injunctive relief. The Company’s response to the Complaint is currently due on September 6, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from the President and CEO, and incurs expense of approximately $7,500 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $22,500 and $15,000 for the three months ended June 30, 2021 and 2020, respectively, and $45,000 and $30,000 for the six months ended June 30, 2021 and 2020, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s CEO to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global Fulfillment a total of $418,526 and $316,804 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company owed BV Global Fulfillment $90,047 and $58,943, respectively, which are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

Consulting Agreement with Chief Operating Officer

On November 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with JDM Investments, LLC (“JDM”), an entity solely owned by our COO, whereby JDM will provide consulting services in support of the Company’s day-to-day call center operations. The Consulting Agreement is for a term of thirty-six months and is renewable for additional twelve-month periods upon the mutual agreement of the Company and JDM. As compensation for the services, JDM will receive a monthly fee of $17,000 and shall be eligible to receive a metric based performance bonus for each calendar quarter during the term of the Consulting Agreement in accordance with metrics to be mutually agreed upon by the Company and JDM. The Company paid a total of $102,000 under this agreement, with no bonus earned or accrued, for the six months ended June 30, 2021.

On June 15, 2021, the Company and Brad Roberts, our COO, restructured Mr. Roberts’s compensation arrangements. The Company and JDM mutually terminated Mr. Roberts’s Consulting Agreement and Mr. Roberts waived all consulting fees due for the remainder of the term of the Consulting Agreement. In place of the Consulting Agreement, Mr. Roberts and the Company amended his Amended and Restated Employment Agreement dated December 21, 2020 (the “Amendment”) to increase his base salary to $475,000 per calendar year and to update the terms of his annual bonus, providing for a target amount of $200,000, with any actual bonus to be awarded in the sole discretion of the Board of Directors. On June 29, 2021, the Company and Mr. Roberts entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Employment Agreement dated December 21, 2020 to provide that Mr. Roberts is eligible to receive up to 300,000 restricted stock units of the Company’s common stock, par value $0.01 (the “RSUs”), which will vest subject to the Company’s Telemedicine Brands (as defined in the Second Amendment) achieving certain revenue milestones. The RSUs will also vest upon a Change of Control (as defined in the Second Amendment).

Appointment of Chief Financial Officer

On February 4, 2021, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. In connection with the Appointment, Mr. Benathen entered into an Employment Agreement with the Company. To induce Mr. Benathen to enter into the Employment Agreement, Mr. Benathen was granted a signing bonus of 15,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSU’s vest in accordance with the following: (i) 3,750 of the RSUs vesting on February 4, 2021 (ii) 3,750 RSUs on February 4, 2022 (iii) 3,750 RSU’s on February 4, 2023 and (iv) 3,750 RSU’s on February 4, 2024. In addition to the RSU’s, Mr. Benathen received stock options to purchase up to 200,000 shares of the Company’s common stock. The Stock Options shall vest in equal monthly tranches, based on the passage of time, over the 36 months. On March 18, 2021, we issued 3,750 common shares under this Employment Agreement.

Appointment of President

On June 10, 2021, the Board appointed Mr. Alex Mironov as the Company’s President. In connection with the appointment, Mr. Mironov entered into an Employment Agreement with the Company. To induce Mr. Mironov to enter into the Employment Agreement, Mr. Mironov was granted an equity award with a grant date of June 10, 2021 outside of the Company’s 2020 Equity and Incentive Plan. Mironov received options to purchase an aggregate of 200,000 shares of LifeMD, Inc. common stock. The options have an exercise price of $14.04, which is equal to the closing price of LifeMD. Inc. common stock on June 10, 2021. The options will vest ratably, with 1/36th of the shares fully vested on June 10, 2021, and the remainder of the shares vesting ratably each month over a 35-month period that commences on the date of grant, subject to, the employee’s continued employment with LifeMD, Inc. on such vesting dates. The options have a five-year term. Additionally, Mr. Mironov received a performance-based grant of up to 300,000 restricted shares of LifeMD, Inc. common stock, subject to, the employee’s sourcing, and material contribution to the consummation of pharmaceutical deals, as set forth in more detail in the employment agreement.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and has identified the following:

Partnerships

Quest Diagnostics and Axle Health

On July 13, 2021, the Company, on behalf of its customers, entered into an agreement to engage Quest Diagnostics Incorporated (“Quest Diagnostics”) as the Company’s laboratory services provider to perform certain clinical laboratory diagnostic services based on orders submitted to Quest Diagnostics by licensed health care providers who are under contract with the Company and are authorized under U.S. federal or state law to order laboratory tests. Patients of LifeMD Inc.’s affiliated providers gain access to more than 150 of the most ordered laboratory tests at substantially discounted prices, and which can be completed in the comfort, safety, and convenience of their home or office.

In addition, on July 14, 2021, the Company entered into an agreement to engage Axle Health Inc. (“Axle Health”) to assist the Company in establishing a platform to enable patients of the Company’s medical practice clients (“MP Clients”) to schedule certain nursing services, including blood draws, injections, and other basic healthcare services, and to furnish operational support services to medical practices using the platform. In connection therewith, Axle Health granted the Company a revocable, nontransferable, non-exclusive right and license, with the right to grant sublicenses, to install and use the software and other technology relating to the platform developed, owned, or with the right to grant sublicenses to install and use the software and/or other technology developed, owned, or licensed by Axle Health, including the platform, to facilitate the scheduling and provision of certain nursing services to patients of MP Clients.

Restricted Stock Issuance

In July 2021, the Company issued an aggregate of approximately 30,000 shares of common stock pursuant to the vesting of restricted stock.

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

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

The forward-looking statements made in this report are based only on events, or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to quickly and effectively respond to new technological developments;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC (“LegalSimpli”), a company that provides a software as a service (SaaS) for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of LegalSimpli through a series of agreements as further described below.

Business Overview and Strategy

We are a direct-to-patient telehealth technology company that provides a smarter, cost-effective and convenient way for a provider’s patients to access healthcare. We believe the traditional model of visiting a doctor’s office, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient telehealth. Direct-to-patient telehealth companies, like LifeMD, Inc., connect consumers digitally to licensed healthcare professionals for care across various needs, such as virtual primary care, men’s sexual health, dermatology, and others.

Our telemedicine platform provides patients access to licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to our telemedicine technology offerings, we sell nutritional supplements and other over-the-counter products. Many of our products are available on a subscription basis, where patients can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for us. Our customer acquisition strategy combines strategic brand-building media placements, influencer partnerships, and direct response advertising methods across highly scalable marketing channels (i.e. national TV, streaming TV, streaming audio, YouTube, podcasts, Out of Home, print, magazines, online search, social media, and digital).

Since inception, we have helped more than 360,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telemedicine technology revenue increased 208% in 2020 vs. the prior year. Total revenue from recurring subscriptions is approximately 80%. In addition to our telehealth technology business, we own 85.6% of LegalSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing and sharing PDF documents. This business has also seen 165% year over year growth, with recurring revenue of 100%.

Many people can relate to the hassle and inconvenience of seeking medical care. We believe that telehealth platforms like ours will fundamentally shift how a provider’s patients perceive and access healthcare in the United States, by necessity and by preference. With the average wait time to see a physician in the United States now greater than 29 days and the United States projected significant shortfall of licensed physicians by 2030, we believe the U.S. healthcare infrastructure must change to accommodate patients. Timely and convenient access to healthcare and prescription medications is a critical factor in improving quality of care and patient outcomes. Our mission is to radically change healthcare with our portfolio of direct-to-patient telehealth technology brands that encompass on-demand medical treatment, online pharmacy and over-the-counter products. We want our brands to be top-of-mind for consumers considering telehealth.

In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare and Medicaid Services. Physician services and prescription medications account for approximately 30% of healthcare spending, or over $1 trillion annually, and we believe that we have the infrastructure, medical expertise, and technical know-how to shift a substantial portion of this market to an online, virtual format. Our telemedicine platforms are fast and convenient, and we believe the adoption of our services has increased rapidly because of these features, including lower out-of-pocket costs for a provider’s patients and the satisfaction of a simple healthcare process. We believe the opportunities are immense and that we are well positioned to capitalize on these large-scale economic shifts in healthcare.

We believe that brand innovation, customer acquisition and service excellence form the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary over-the-counter (“OTC”) products for male and female hair loss, FDA approved OTC minoxidil, an FDA-cleared medical device, and now a telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. Our men’s brand, RexMD, currently offers access to provider-based treatment through telehealth for men’s health conditions, currently providing prescription medications and OTC products for chronic conditions such as sexual health and hair loss. Rex MD has recently expanded its services to provide access to primary care and will soon offer treatments for additional chronic indications present in men’s health. We have built a platform that allows us to efficiently launch telehealth brands and offerings wherever we determine there is a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

In addition to our telehealth business, we own 85.6% of LegalSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing and sharing PDF documents.

Our Brand Portfolio

We have built a strategic portfolio of wholly-owned telemedicine platform brands that address large unmet needs in men’s health, hair loss and dermatology. LifeMD is also preparing to offer administrative support to various professional entities that will provide a direct concierge medicine offering to patients under the LifeMD brand. We continue to scale our offerings in a calculated manner, ensuring that each brand or indication we launch will enhance current and future patients’ experiences with our platform.

Our process across each brand and condition we treat is to guide the provider’s patient through a medical intake process and product selection, after which a licensed U.S. physician within our contracted network conducts a virtual consultation and, if appropriate, prescribes necessary prescription medications and/or recommends over-the-counter products. Prescription medications and over-the-counter products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 360,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD offers access to virtual medical treatment, prescription medications, patented over-the-counter products, and an FDA approved medical device for male and female hair loss through our telemedicine platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has served more than 200,000 customers and patients since inception. In Q1 2021, ShapiroMD greatly enhanced its offerings for female hair loss treatment with the addition of topical compounded medications to its product portfolio.

On February 21, 2020, ConsumersAdvocate.org ranked ShapiroMD as the third best hair loss treatment provider in the United States, ahead of other household brands such as Bosley, Keeps and Rogaine.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth platform brand offering access to virtual medical treatment for a variety of men’s health needs. After treatment from a licensed physician, if appropriate, we dispense and ship prescription medications and over-the-counter products directly to a provider’s patients. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation and hair loss. Our vision for RexMD is to become a leading telehealth destination for men.

Dermatology: NavaMD

Launched in the first quarter of 2021, Nava MD is a female-oriented tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as anti-aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

Restorsea’s clinically proven skincare technology platform is the result of more than $50 million invested in R&D and intellectual property development, and Restorsea has received 35 patents along with broad industry and academic acclaim, with its breakthrough clinical results having been published in the peer-reviewed Journal of Drugs in Dermatology and Journal of Clinical and Aesthetic Dermatology. Nava MD is one of the first direct-to-patient brands to offer this advanced skincare technology. Nava MD offers access to tele-dermatology services to a provider’s patients in 47 states.

Immune Health: iNR Wellness MD

Launched in 2018, iNR Wellness MD is a supplement for immune and digestive support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans.

Majority Owned Subsidiary: LegalSimpli

LegalSimpli operates PDFSimpli, an online software-as-a-service (SAAS) platform that allows users to create, edit, convert, sign and share PDF documents. LegalSimpli was acquired through the purchase of 51% of the membership interests of LegalSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to LegalSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of LegalSimpli to 85.6%.

As of the end of 2020, LegalSimpli was ranked in the top 4,339 websites globally, in which it was also ranked in the top 1,200 for specific countries with more than 9.5 million registrants globally. Since its launch, LegalSimpli has converted or edited over 9 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. LegalSimpli had over 62,600 active subscriptions as of the end of 2020.

Significant Developments During the Three Months Ended June 30, 2021

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15.0 million (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”) of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the Purchase Agreement.  The Warrant has a term of three years, and the Debenture has a maturity date of three years. The Debenture may be paid fully or in part by the Company at any time prior to maturity with penalty to the Company. The Company received gross proceeds of $15.0 million and intends to use such proceeds for working capital, growth investment and general corporate purposes.

On June 8, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital and possible future acquisitions. There were no sales of shares of common stock under the Sales Agreement as of June 30, 2021.

Appointments and Resignations of Officers

Chief Financial Officer

On April 2, 2021 (the “Effective Date”), Mr. Juan Manuel Piñeiro Dagnery resigned from his position as Chief Revenue Officer (the “Resignation”), a position he had assumed on February 4, 2021. Mr. Dagnery did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the Effective Date and in connection with the Resignation, the Company and Mr. Dagnery entered into a resignation and release agreement (the “Agreement”), whereby Mr. Dagnery received, within sixty (60) of the Effective Date and subject to the completion of a successful transition of his duties, equity severance in a single lump sum of 10,000 shares of common stock of the Company. The Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a general release of claims by Mr. Dagnery.

On the date of, and in connection with, the Resignation, the board of directors appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. Marc Benathen combines over 18 years of experience in financial, operational and consumer products/services senior management. Previously, he had been involved in six companies in the consumer, technology and media industries holding positions including Chief Financial Officer, Vice President and Director. From 2017 through January 2021, Mr. Benathen was the Chief Financial Officer for Blink Holdings, Inc. (dba Blink Fitness), a national fitness company. From 2014 to 2017, he was Vice President of Finance for Blink Fitness. From December 2010 to January 2014, he was Senior Manager of Corporate Finance of ANN, Inc., a NYSE-listed retail company that focused on women’s fashion. Mr. Benathen is also currently a director of Baruch College Alumni Association and past Trustee of the Baruch College Fund, a charitable and alumni arm of Baruch College. He has an undergraduate degree from Baruch College with Honors.

President

On June 10, 2021, the Board appointed Mr. Alex Mironov as the Company’s President. In connection with the Appointment, Mr. Mironov entered into an Employment Agreement with the Company. To induce Mr. Mironov to enter into the Employment Agreement, Mr. Mironov was granted an equity award with a grant date of June 10, 2021 outside of the Company’s 2020 Equity and Incentive Plan. Mironov received options to purchase an aggregate of 200,000 shares of LifeMD, Inc. common stock. The options have an exercise price of $14.04, which is equal to the closing price of LifeMD. Inc. common stock on June 10, 2021. The options will vest ratably, with 1/36th of the shares fully vested on June 10, 2021, and the remainder of the shares vesting ratably each month over a 35-month period that commences on the date of grant, subject to, the employee’s continued employment with LifeMD, Inc. on such vesting dates. The options have a five-year term. Additionally, Mr. Mironov received a performance-based grant of up to 300,000 restricted shares of LifeMD, Inc. common stock, subject to, the employee’s sourcing, and material contribution to the consummation of pharmaceutical deals, as set forth in more detail in the employment agreement.

Chief Operating Officer

On June 15, 2021, the Company and Brad Roberts, our COO, restructured Mr. Roberts’s compensation arrangements. The Company and JDM mutually terminated Mr. Roberts’s Consulting Agreement and Mr. Roberts waived all consulting fees due for the remainder of the term of the Consulting Agreement. In place of the Consulting Agreement, Mr. Roberts and the Company amended his Amended and Restated Employment Agreement dated December 21, 2020 (the “Amendment”) to increase his base salary to $475,000 per calendar year and to update the terms of his annual bonus, providing for a target amount of $200,000, with any actual bonus to be awarded in the sole discretion of the Board of Directors. On June 29, 2021, the Company and Mr. Roberts entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Employment Agreement dated December 21, 2020 to provide that Mr. Roberts is eligible to receive up to 300,000 restricted stock units of the Company’s common stock, par value $0.01 (the “RSUs”), which will vest subject to the Company’s Telemedicine Brands (as defined in the Second Amendment) achieving certain revenue milestones. The RSUs will also vest upon a Change of Control (as defined in the Second Amendment).

2020 Equity Incentive Plan (the “2020 Plan”)

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. For additional information see Note 7—Stockholders’ Equity to our unaudited condensed consolidated financial statements included in this report.

Supply Chain

The continuing impact on business activity brought about by COVID-19 continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. Among other things, our supply chain is subject to the effects of COVID-19, as well as to natural disasters and other events beyond our control, such as raw material, component and labor shortages, global and regional shipping and logistics constraints, work stoppages, power outages and the physical effects of climate change, including changes in weather patterns. In addition, human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. Although we do not believe that raw materials used in the products we sell are sourced from regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of increases in (i) pricing on air and ocean freight, as well as for component and product parts, and (ii) the overall time to receive shipments. If these trends continue, many of our estimates and assumptions for the period ended June 30, 2021 may be subject to a material change in future periods.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue

Our financial results for the three months ended June 30, 2021 are summarized as follows in comparison to the three months ended June 30, 2020.

	June 30, 2021	% of	June 30, 2020	% of
	$	Sales	$	Sales
Product revenues, net	$15,799,610	70.81%	$7,869,813	86.58%
Software revenues, net	6,514,001	29.19%	1,219,970	13.42%
Service revenues, net	—	—%	—	—%
Total revenues, net	22,313,611	100%	9,089,783	100%

Cost of product revenue	4,044,981	18.13%	1,622,214	17.85%
Cost of software revenue	155,027	0.69%	72,207	0.79%
Total cost of revenue	4,200,008	18.82%	1,694,421	18.64%

Gross profit	$18,113,603	81.18%	$7,395,362	81.36%

Selling and marketing expenses	22,388,510	100.34%	8,394,331	92.35%
General and administrative expenses	10,415,272	46.69%	1,834,336	20.18%
Other operating expenses	917,936	4.11%	203,260	2.24%
Customer service expenses	473,235	2.12%	89,482	0.98%
Development costs	45,413	0.20%	92,325	1.02%
Total expenses	$34,240,366	153.46%	$10,613,734	116.77%

Operating loss	$(16,126,763)	(72.28)%	$(3,218,372)	(35.41)%
Other income (expense), net	(901,910)	(4.04)%	(228,875)	(2.52)%
Net loss before provision for income taxes	$(17,028,673)	(76.32)%	$(3,447,247)	(37.93)%
Provision for income taxes	—	—%	—	—%
Net loss attributable to noncontrolling interests	$(197,973)	0.89%	$(68,131)	0.75%
Net loss attributable to LifeMD, Inc.	$(16,830,700)	(75.43)%	$(3,379,116)	(37.18)%

Revenues for the three months ended June 30, 2021 were approximately $22.3 million, an increase of 145% compared to approximately $9.1 million for the three months ended June 30, 2020. The increase in revenues was attributable to both the increase in product revenue of 101% and an increase in software revenue of 434%. Product revenue accounts for 71% of total revenue and has increased in the three months ended June 30, 2021 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. Software revenue accounts for 29% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion.

Total cost of revenues consists of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 148% to approximately $4.2 million for the three months ended June 30, 2021 compared to approximately $1.7 million for the three months ended June 30, 2020. The combined cost of revenue increase was due to increased costs related to our increased sale volumes, increases in air and ocean freight and increased pricing on component and product parts when compared to the prior period ended June 30, 2020.

Gross profit increased by approximately 145% to approximately $18.1 million for the three months ended June 30, 2021 compared to approximately $7.4 million for the three months ended June 30, 2020, as a result of increased combined sales. Product costs increased to 26% of associated product revenues during the three months ended June 30, 2021, from 21% of associated product revenues during the three months ended June 30, 2020. Software costs decreased to 2% of associated software revenues during the three months ended June 30, 2021, from 6% of associated software revenues during the three months ended June 30, 2020. Software revenues as a percentage of total revenues increased to 29% during the three months ended June 30, 2021, from 13% during the three months ended June 30, 2020. Gross profit as a percentage of revenues was 81% for both the three months ended June 30, 2021 and June 30, 2020 primarily due to higher software revenues as a percentage of total revenues, partially offset by lower product revenues as a percentage of total revenues.

Operating Expenses

	Three Months Ended June 30,
	2021	2020
Selling and marketing expenses	$22,388,510	$8,394,331
General and administrative expenses	10,415,272	1,834,336
Other operating expenses	917,936	203,260
Customer service expenses	473,235	89,482
Development costs	45,413	92,325
Total expenses	$34,240,366	$10,613,734

Operating expenses for the three months ended June 30, 2021 were approximately $34.2 million, as compared to approximately $10.6 million for the three months ended June 30, 2020. This represents an increase of 223%, or $23.6 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended June 30, 2021, the Company had an increase of approximately $14.0 million, or 167% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the three months ended June 30, 2021, stock-based compensation was $2.5 million, with the majority related to stock compensation expense attributable to service-based stock options. This category also consists of merchant processing fees, payroll expenses for executive management, amortization expense and legal and professional fees. During the three months ended June 30, 2021, the Company has had an increase of approximately $8.6 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, increase in legal and professional fees and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the three months ended June 30, 2021, the Company had an increase of approximately $715 thousand, or 352%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico and South Carolina. During the three months ended June 30, 2021, the Company had an increase of approximately $384 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended June 30, 2021, the Company had a decrease of approximately $47 thousand, primarily resulting from lower technology platform improvements expense.

Other (Expenses) / Income

	Three Months Ended June 30,
	2021	2020
Interest (expense), net	$(901,910)	$(228,875)
Gain on debt forgiveness	—	—
Total	$(901,910)	$(228,875)

Other expense, which consists of interest expense increased by approximately $673 thousand due to interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement for the three months ended June 30, 2021. For the three months ended June 30, 2020 the balance consisted of interest expense and amortization of debt discount.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenue

Our financial results for the six months ended June 30, 2021 are summarized as follows in comparison to the six months ended June 30, 2020.

	June 30, 2021	% of	June 30, 2020	% of
	$	Sales	$	Sales
Product revenues, net	$29,082,925	71.79%	$10,825,614	80.82%
Software revenues, net	11,428,798	28.21%	2,568,981	19.18%
Service revenues, net	—	—%	—	—%
Total revenues, net	40,511,723	100%	13,394,595	100%

Cost of product revenue	7,168,006	17.69%	2,544,376	19.00%
Cost of software revenue	295,255	0.73%	487,686	3.64%
Total cost of revenue	7,463,261	18.42%	3,032,062	22.64%

Gross profit	$33,048,462	81.58%	$10,362,533	77.36%

Selling and marketing expenses	41,029,241	101.28%	11,140,213	83.17%
General and administrative expenses	17,279,151	42.64%	3,425,312	25.57%
Other operating expenses	1,779,017	4.39%	327,751	2.45%
Customer service expenses	768,512	1.90%	257,667	1.92%
Development costs	237,641	0.59%	170,467	1.27%
Total expenses	$61,093,562	150.80%	$15,321,410	114.38%

Operating loss	$(28,045,100)	(69.22)%	$(4,958,877)	(37.02)%
Other income (expense), net	(856,459)	(2.12)%	(1,021,914)	(7.63)%
Net loss before provision for income taxes	$(28,901,559)	(71.34)%	$(5,980,791)	(44.65)%
Provision for income taxes	—	—%	—	—%
Net loss attributable to noncontrolling interests	$(468,476)	1.16%	$(206,947)	1.55%
Net loss attributable to LifeMD, Inc.	$(28,433,083)	(70.18)%	$(5,773,844)	(43.10)%

Revenues for the six months ended June 30, 2021 were approximately $40.5 million, an increase of 203% compared to approximately $13.4 million for the six months ended June 30, 2020. The increase in revenues was attributable to both the increase in product revenue of 169% and an increase in software revenue of 349%. Product revenue accounts for 72% of total revenue and has increased in the six months ended June 30, 2021 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. Software revenue accounts for 28% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenues consists of the cost of (1) product revenues, which primarily include product material costs and fulfillment costs directly attributable to the production of our products held for sale and (2) the cost of software revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 146% to approximately $7.5 million for the six months ended June 30, 2021 compared to approximately $3.0 million for the six months ended June 30, 2020. The combined cost of revenue increase was due to increased costs related to our increased sale volumes, increases in air and ocean freight and increased pricing on component and product parts when compared to the prior period ended June 30, 2020.

Gross profit increased by approximately 219% to approximately $33.1 million for the six months ended June 30, 2021 compared to approximately $10.4 million for the six months ended June 30, 2020, as a result of increased combined sales, and a percentage decrease in costs to produce product revenues. Product costs increased to 25% of associated product revenues during the six months ended June 30, 2021, from 24% of associated product revenues during the six months ended June 30, 2020. Software costs decreased to 3% of associated software revenues during the six months ended June 30, 2021, from 19% of associated software revenues during the six months ended June 30, 2020. Software revenues as a percentage of total revenues increased to 28% during the six months ended June 30, 2021, from 19% during the six months ended June 30, 2020. Gross profit as a percentage of revenues was 82% for the six months ended June 30, 2021 compared to 77% for the six months ended June 30, 2020. The increase of 5% in gross profit was principally attributable to higher software revenues as a percentage of total revenues, partially offset by lower product revenues as a percentage of total revenues. During the six months ended June 30, 2020, product costs from the use of new suppliers, at higher costs, resulted from the impact of COVID-19 related disruptions to product supply chain. Increases in air and ocean freight and increased pricing on component and product parts continued during the six months ended June 30, 2021.

Operating Expenses

	Six Months Ended June 30,
	2021	2020
Selling and marketing expenses	$41,029,241	$11,140,213
General and administrative expenses	17,279,151	3,425,312
Other operating expenses	1,779,017	327,751
Customer service expenses	768,512	257,667
Development costs	237,641	170,467
Total expenses	$61,093,562	$15,321,410

Operating expenses for the six months ended June 30, 2021 were approximately $61.1 million, as compared to approximately $15.3 million for the six months ended June 30, 2020. This represents an increase of 299%, or $45.8 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30, 2021, the Company had an increase of approximately $29.9 million, or 268% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the six months ended June 30, 2021, stock-based compensation was $4.9 million, with the majority related to stock compensation expense attributable to the attainment of a performance threshold in the period and service-based stock options. This category also consists of merchant processing fees, payroll expenses for executive management, amortization expense and legal and professional fees. During the six months ended June 30, 2021, the Company has had an increase of approximately $13.9 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, increase in legal and professional fees and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the six months ended June 30, 2021, the Company had an increase of approximately $1.5 million or 443%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in Puerto Rico and South Carolina. During the six months ended June 30, 2021, the Company had an increase of approximately $511 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the six months ended June 30, 2021, the Company had an increase of approximately $67 thousand, primarily resulting from technology platform improvements and amortization expense.

Other (Expenses) / Income

	Six Months Ended June 30,
	2021	2020
Interest (expense), net	$(1,041,373)	$(1,021,914)
Gain on debt forgiveness	184,914	-
Total	$(856,459)	$(1,021,914)

Other expense, which consists of interest expense, amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement and gain on debt forgiveness of PPP loans decreased by approximately $165 thousand and is included in other expense for the six months ended June 30, 2021. For the six months ended June 30, 2020, the balance consisted of interest expense and amortization of debt discount.

Working Capital

	June 30, 2021	December 31, 2020
Current assets	$22,479,659	$12,063,395
Current liabilities	18,546,870	13,490,096
Working capital	$3,932,789	$(1,426,701)

Working capital increased by approximately $5.4 million during the period ended June 30, 2021. The increase in current assets is primarily attributable to an increase in cash of approximately $8.2 million, an increase in accounts receivable of approximately $1.0 million, and inventory and product deposits (combined increase of approximately $1.0 million). Current liabilities increased by $5.1 million, which was primarily attributable an increase in accounts payable and accrued liabilities of $4.9 million as a result of the Company extending payables and credit terms with vendors and an increase in deferred revenue of $0.5 million during the period ended June 30, 2021. These increases were partially offset by a decrease in notes payable, net of $0.3 million due to repayments exceeding proceeds received during the six months ended June 30, 2021.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Net loss	$(28,901,559)	$(5,980,791)
Net cash used in operating activities	$(19,840,409)	$(1,097,281)
Net cash used in investing activities	$(970,463)	$(677,161)
Net cash provided by financing activities	$29,046,034	$1,003,969
Net increase (decrease) in cash	$8,235,162	$(770,473)

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $19.8 million for the six months ended June 30, 2021, as compared with approximately $1.1 million for the six months ended June 30, 2020. The significant factors contributing to the cash used in operations during the six months ended June 30, 2021, include the net loss of approximately $28.9 million (inclusive of $4.9 million in non-cash, stock-based compensation charges), partially offset by the Company’s increase in accounts payable and accrued expenses of approximately $4.9 million.

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $970 thousand, as compared with net cash used in investing activities of $677 thousand for the six months ended June 30, 2020. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $952 thousand and the purchase of equipment of $18 thousand.

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $29.0 million as compared with approximately $1.0 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, financing activities consisted of gross proceeds from the $15 million June 1, 2021 Purchase Agreement, net proceeds from private placement of $13.5 million whereby investors purchased 608,696, at a purchase price of $23.00 per share for aggregate gross proceeds of $14.0 million and cash proceeds from the exercise of options and warrants during the period of approximately $1.0 million partially offset by the purchase of the additional membership interest of LegalSimpli.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes which the Company has been successful in achieving to date. See Note 1 to our unaudited condensed consolidated financial statements included in this report for a further discussion of a private placement offering, which closed on February 11, 2021, yielding $14 million in gross proceeds to the Company before deduction of placement fees and other offering expenses, resulting in $13.5 million in net proceeds. Additionally, see Notes 1, 5 and 6 to our unaudited condensed consolidated financial statements included in this report for further discussion of (i) the Purchase Agreement entered into on June 1, 2021, yielding $15.0 million in gross proceeds to the Company before deduction of transaction fees, resulting in $14.9 million in net proceeds, (ii) our filed shelf registration and launch of an at-the-market program on June 8, 2021 and (iii) our entry into a merchant funding agreement pursuant to which we may obtain cash advances. The Company intends to use the net proceeds for customer acquisition, as well as for working capital and general corporate purposes.

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

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site, in these limited cases, recognition of revenue should be deferred until that time; however, the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

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

The Company, through its majority-owned subsidiary LegalSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of June 30, 2021 and December 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1,382,000 and $917,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers.

Customer discounts and allowances on software revenues approximated $668,000 and $107,000 for the three months ended June 30, 2021 and 2020, respectively. Customer discounts and allowances on software revenues approximated $1,222,000 and $270,000 for the six months ended June 30, 2021 and 2020, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of June 30, 2021 and December 31, 2020, the Company capitalized $1,390,483 and $438,136, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

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

The Company records current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2017 remain open to audit by all related taxing authorities.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	insufficient written policies and procedures for accounting and financial reporting with respects to the requirements and application of both U.S. GAAP and SEC Guidelines;
(iii)	inadequate security and restricted access to computer systems including a disaster recovery plan; and
(iv)	lack of formal written policy for the approval, identification and authorization of related party transactions.

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
(v)	review and improve current accounting policies and procedures and develop a thorough document detailing said policies and procedures with respects to the requirements and application of both U.S. GAAP and SEC Guidelines; and
(vi)	identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan.

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

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a Smaller Reporting Company to provide only Management’s report in this interim report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 8, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As our business strategies develop, we must add additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, we may not be able to advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our business initiatives and, accordingly, may not achieve our research, development, and commercialization goals.

While all filed securities class action lawsuits were voluntarily dismissed, there is potential to be subject to additional securities class action lawsuits, which could require significant management time and attention and significant legal expenses and could result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to securities class action lawsuits, which may require significant management time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have been named as defendants in an Americans with Disabilities class action lawsuit that alleges that our www.rexmd.com website violates: (i) the Americans with Disabilities Act, 42 U.S.C. § 12181 et seq.; (ii) the New York State Human Rights Law (NYSHRL), N.Y. Exec. Law §§ 292 and 296; and (iii) the New York City Human Rights Law (NYCHRL), §§ 8-102 and 8-107, by containing barriers making it inaccessible to the visually impaired needing the assistance of screen-reading software. While we believe that we have substantial legal and factual defenses to the claims in the class action and intend to vigorously defend this case, this lawsuit could divert management’s attention from our ordinary business operations, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims could be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the trading price of our common stock.

In addition, there is the potential for additional future litigation, and we could be materially and adversely affected by such matters.

We have insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in any future litigation. If we are not successful in our defense of potential claims asserted in any future litigation and those potential future claims are not covered by insurance or exceed our insurance coverage, we could have to pay damage awards, indemnify our officers from damage awards that could be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such potential future claims.

We may be subject to claims that we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting.

We have begun to contract with physician owned professional corporations or professional associations to facilitate the delivery of telehealth services to their patients. We enter into management services agreements with these physician owned professional corporations pursuant to which we provide them with a comprehensive set of non-clinical management and administrative services. The physician owned professional corporations are solely responsible for practicing medicine and all clinical decision-making. These professional corporations will pay us for our management services from the fees they will collect from patients and third-party payors. Our relationships with these physician owned professional corporations are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons. Corporate practice of medicine laws and enforcement varies by state. In some states, decisions and activities such as contracting with third party payors, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

In addition, corporate practice of medicine restrictions are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in a state, solely because we provide management services to a provider licensed in the state or facilitate the provision of telehealth to a resident of the state. State medical practice boards, other regulatory authorities, or other parties, including the physicians or other providers with whom we contract, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement with providers that interfere with our business and other materially adverse consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2021 without registration under the Securities Act:

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15,000,000.00 (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”). The Warrant has a term of three years. The Company received gross proceeds of $15,000,000 and intends to use such proceeds for working capital and general corporate purposes.

During the three months ended June 30, 2021, the Company issued an aggregate of 30,000 shares of common stock for services expensed in prior periods.

On April 2, 2021, in connection with Juan Manuel Piñeiro Dagnery’s resignation from his position as Chief Revenue Officer of the Company, the Company and Mr. Dagnery entered into a resignation and release agreement pursuant to which Mr. Dagnery received on June 2, 2021 a single lump sum of 10,000 shares of common stock of the Company.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
4.1	Form of Debenture	8-K	4.1	6/3/21
4.2	Form of Warrant	8-K	4.2	6/3/21
4.3	Form of Senior Indenture	S-3	4.5	6/8/21
4.4	Form of Subordinated Indenture	S-3	4.6	6/8/21
10.1#	Resignation and Release Agreement, dated April 2, 2021, by and between the Company and Juan Manuel Piñeiro Dagnery	8-K	10.1	4/6/21
10.2	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/21
10.3	Form of Registration Rights Agreement	8-K	10.2	6/3/21
10.4	Form of Company Security Agreement	8-K	10.3	6/3/21
10.5	Form of Guarantor Security Agreement	8-K	10.4	6/3/21
10.6	Form of Guaranty Agreement	8-K	10.5	6/3/21
10.7	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/21
10.8#*	Employment Agreement, dated June 10, 2021, by and between the Company and Alex Mironov
10.9#*	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2021, by and between the Company and Brad Roberts
10.10#*	Amendment to LifeMD, Inc. 2020 Equity Incentive Plan
10.11#*	Second Amendment to Amended and Restated Employment Agreement, dated June 29, 2021, by and between the Company and Brad Roberts
10.12#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/21
10.13#	Renewed Director Agreement, dated July 30, 2021, by and between LifeMD, Inc. and Roberto Simon	8-K	10.1	8/4/21
10.14#*	Non-Qualified Stock Option Agreement by and between the Company and Alexander Mironov, dated June 10, 2021
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer
Date:	August 13, 2021

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer

Date:	August 13, 2021

