Form 10-Q
period 2021-09-30
LifeMD, Inc.
filed 2021-11-10
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 9, 2021, there were 30,593,269 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$9,446,973	$9,179,075
Accounts receivable, net	1,497,187	648,421
Product deposit	911,948	816,765
Inventory, net	1,587,094	1,264,258
Other current assets	689,355	154,876
Total Current Assets	14,132,557	12,063,395
Non-current Assets
Equipment, net	67,240	-
Right of use asset, net	200,670	274,437
Capitalized software, net	1,929,564	375,983
Intangible assets, net	21,614	339,840
Total Non-current Assets	2,219,088	990,260
Total Assets	$16,351,645	$13,053,655

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$18,377,877	$11,794,084
Notes payable, net	63,400	779,132
Deferred revenue	1,435,981	916,880
Total Current Liabilities	19,877,258	13,490,096
Long-term Liabilities
Long-term debt, net	10,819,527	-
Lease liability	217,238	285,323
Contingent consideration on purchase of WorkSimpli	100,000	100,000
Total Liabilities	31,014,023	13,875,419
Commitments and contingencies (see Note 8)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,142 and $1,045 per share as of September 30, 2021 and December 31, 2020, respectively	3,996,137	3,655,822
Stockholders’ Deficit
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 26,862,975 and 23,433,663 shares issued, 26,759,935 and 23,330,623 outstanding as of September 30, 2021 and December 31, 2020, respectively	268,630	234,337
Additional paid-in capital	105,275,494	77,779,370
Accumulated deficit	(122,938,363)	(80,151,905)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(17,557,940)	(2,301,899)
Non-controlling interest	(1,100,575)	(2,175,687)
Total Stockholders’ Deficit	(18,658,515)	(4,477,586)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$16,351,645	$13,053,655

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Telehealth revenue, net	$18,540,897	$9,438,136	$47,623,822	$20,263,750
WorkSimpli revenue, net	6,406,302	1,567,627	17,835,100	4,136,608
Total revenues, net	24,947,199	11,005,763	65,458,922	24,400,358
Cost of revenues
Cost of telehealth revenue	4,969,306	1,601,920	12,113,336	4,718,143
Cost of WorkSimpli revenue	127,181	73,662	314,428	204,241
Total cost of revenues	5,096,487	1,675,582	12,427,764	4,922,384
Gross profit	19,850,712	9,330,181	53,031,158	19,477,974

Expenses
Selling and marketing expenses	20,293,935	10,528,833	61,372,815	21,669,046
General and administrative expenses	10,695,663	18,441,756	28,194,305	21,868,097
Operating expenses	815,378	542,965	2,390,694	654,947
Customer service expenses	505,880	230,788	1,274,392	488,455
Development costs	131,160	118,346	435,356	288,813
Total expenses	32,442,016	29,862,688	93,667,562	44,969,358
Operating loss	(12,591,304)	(20,532,507)	(40,636,404)	(25,491,384)
Other income (expenses), net	(1,824,777)	(291,096)	(2,681,236)	(1,313,010)
Loss from operations before income taxes	(14,416,081)	(20,823,603)	(43,317,640)	(26,804,394)
Income tax provision (benefit)	-	-	-	-
Net loss	(14,416,081)	(20,823,603)	(43,317,640)	(26,804,394)
Net loss attributable to noncontrolling interests	(62,706)	(201,233)	(531,182)	(408,180)
Net loss attributable to LifeMD, Inc.	(14,353,375)	(20,622,370)	(42,786,458)	(26,396,214)
Deemed distribution to holders of common and Series B Preferred stock	-	(3,573,636)	-	(4,716,021)
Net loss attributable to LifeMD, Inc. common stockholders	$(14,353,375)	$(24,196,006)	$(42,786,458)	$(31,112,235)
Basic loss per share attributable to LifeMD, Inc. from operations	$(0.54)	$(1.65)	$(1.66)	$(2.47)
Diluted loss per share attributable to LifeMD, Inc. from operations	$(0.54)	$(1.65)	$(1.66)	$(2.47)
Weighted average number of common shares outstanding
Basic	26,684,591	14,674,693	25,820,478	12,581,401
Diluted	26,684,591	14,674,693	25,820,478	12,581,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest		Total
Balance, January 1, 2020	10,680,730	$106,807	$15,663,626	$(16,594,919)	$(163,701)	$(988,187)	$(141,056)		$(1,129,243)
Stock compensation	-	-	95,900	-	-	95,900	-		95,900
Cashless exercise of warrants	147,858	1,479	(1,479)	-	-	-	-		-
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	(106,519)	-	(106,519)	-		(106,519)
Deemed dividend from warrant price adjustments	-	-	1,142,385	(1,142,385)	-	-	-		-
Distributions to non-controlling interest	-	-	-	-	-	-	(36,000)		(36,000)
Net loss	-	-	-	(2,394,728)	-	(2,394,728)	(138,816)		(2,533,544)
Balance, March 31, 2020	10,828,588	108,286	16,900,432	(20,238,551)	(163,701)	(3,393,534)	(315,872)		(3,709,406)

Stock issued for services	50,000	500	34,700	-	-	35,200	-		35,200
Stock compensation	-	-	438,575	-	-	438,575	-		438,575
Cashless exercise of warrants	843,240	8,432	(8,432)	-	-	-	-		-
Purchase of common stock	294,120	2,941	247,059	-	-	250,000	-		250,000
Shares issued for share liability	2,196,740	21,967	1,704,033	-	-	1,726,000	-		1,726,000
Distributions to non-controlling interest	-	-	-	-	-	-	(85,223)		(85,223)
Deemed distribution from down-round provision in common stock shares yet to be issued	-	-	-	(87,503)	-	(87,503)			(87,503)
Net loss	-	-	-	(3,379,116)	-	(3,379,116)	(68,131)		(3,447,247)
Balance, June 30, 2020	14,212,688	142,126	19,316,367	(23,705,170)	(163,701)	(4,410,378)	(469,226)		(4,879,604)

Stock compensation	-	-	16,376,933	-	-	16,376,933	-		16,376,933
Sale of warrants	-	-	25,000	-	-	25,000	-		25,000
Exercise of warrants	379,957	3,800	618,963	-	-	622,763	-		622,763
Exercise of stock options	335,600	3,356	297,044	-	-	300,400	-		300,400
Cashless exercise of stock options	331,270	3,313	(3,313)	-	-	-	-		-
Shares issued for share liability (proceeds received for prior period)	375,447	3,754	409,718	-	-	413,472	-		413,472
Deemed dividend from warrant price adjustments	-	-	73,636	(73,636)	-	-		-	-
Deemed dividend from warrants issued and BCF with Series B Preferred Stock	-	-	3,500,000	(3,500,000)	-	-	-		-
Net loss	-	-	-	(20,622,370)	-	(20,622,370)	(201,233)		(20,823,603)
Balance, September 30, 2020	15,634,962	$156,349	$40,614,348	$(47,901,176)	$(163,701)	$(7,294,180)	$(670,459)		$(7,964,639)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	LifeMD, Inc.
			Additional
	Common Stock		Paid-in	Accumulated	Treasury		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Stock	Total	Interest	Total
Balance, January 1, 2021	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock issued for services	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of additional membership interest of WorkSimpli		-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling Interest for additional investment			(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)
Balance, March 31, 2021	25,885,014	258,851	91,585,607	(91,754,288)	(163,701)	(73,531)	(767,896)	(841,427)

Stock issued for services	30,000	300	2,547,000	-	-	2,547,300	-	2,547,300
Exercise of stock options	391,000	3,910	738,840	-	-	742,750	-	742,750
Cashless exercise of stock options	264,142	2,641	(2,641)	-	-	-	-	-
Exercise of warrants	65,684	657	311,342	-	-	311,999	-	311,999
Warrants issued for debt instruments	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	(16,830,700)	-	(16,830,700)	(197,973)	(17,028,673)
Balance, June 30, 2021	26,635,840	266,359	101,450,858	(108,584,988)	(163,701)	(7,031,472)	(1,001,869)	(8,033,341)

Stock issued for services	30,000	300	3,110,516	-	-	3,110,816	-	3,110,816
Exercise of stock options	30,000	300	53,700	-	-	54,000	-	54,000
Exercise of warrants	96,349	963	167,647	-	-	168,610	-	168,610
Sale of common stock under ATM	70,786	708	492,773	-	-	493,481	-	493,481
Distribution to non-controlling interest	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	(14,353,375)	-	(14,353,375)	(62,706)	(14,416,081)
Balance, September 30, 2021	26,862,975	$268,630	$105,275,494	$(122,938,363)	$(163,701)	$(17,557,940)	$(1,100,575)	$(18,658,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,317,640)	$(26,804,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,090,236	817,118
Amortization of capitalized software	177,926	36,001
Amortization of intangibles	340,457	251,709
Write-down of inventory	57,481	-
Depreciation of fixed assets	2,865	-
Acceleration of debt discount	-	500,145
Bad debt expense	-	58,470
Sales return and allowances	-	211,000
Inventory reserves	-	44,981
Gain on forgiveness of debt	(184,914)	-
Operating lease payments	73,767	5,452
Liability to issue shares for services	-	32,500
Stock issued for services	-	35,200
Stock compensation expense	7,983,891	16,898,733
Changes in assets and liabilities
Accounts receivable	(848,766)	(586,364)
Product deposit	(95,183)	(943,388)
Inventory	(380,317)	(953,467)
Other current assets	(534,479)	72,893
Change in operating lease liability	(68,085)	(1,737)
Deferred revenue	519,101	303,064
Accounts payable and accrued expenses	6,924,110	4,426,702
Net cash used in operating activities	(27,259,550)	(5,595,382)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(1,731,507)	(330,586)
Purchase of equipment	(70,105)	-
Purchase of intangible assets	(22,231)	-
Payment to seller for contingent consideration	-	(400,000)
Net cash used in investing activities	(1,823,843)	(730,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	13,495,270	-
Cash proceeds from Series B Preferred Stock	-	2,892,500
Proceeds from convertible notes payable	-	2,350,000
Proceeds from issuance of debt instruments	15,000,000	-
Cash proceeds from sale of common stock under ATM	493,481	2,338,349
Cash proceeds from exercise of warrants	480,609	622,763
Cash proceeds from exercise of options	820,750	300,400
Cash proceeds from sale of warrants	-	25,000
Purchase of membership interest of WorkSimpli	(300,000)	-
Distributions to non-controlling interest	(108,000)	(121,223)
Proceeds from notes payable	963,965	242,000
Repayment of notes payable	(1,494,784)	(2,498,808)
Debt issuance costs	-	(15,000)
Net cash provided by financing activities	29,351,291	6,135,981
Net increase (decrease) in cash	267,898	(189,987)
Cash at beginning of period	9,179,075	1,106,624
Cash at end of period	$9,446,973	$916,637
Cash paid for interest
Cash paid during the period for interest	$120,062	$592,961
Non-cash investing and financing activities
Cashless exercise of options	$8,730	$-
Cashless exercise of warrants	$-	$49,551
Principal of Paycheck Protection Program loans forgiven	$184,914	$-
Additional purchase of membership interest in WorkSimpli issued in performance options	$144,002	$-
Deemed dividend from warrant price adjustments	$-	$1,216,021
Deemed distribution from warrants issued with Series B Preferred Stock	$-	$3,500,000
Warrants issued for debt instruments	$6,270,710	$-
Stock yet to be issued for capitalized costs	$-	$40,000
Deemed distribution from down-round provision on unissued shares	$-	$194,022
Liability to issue common stock	$-	$76,348
Debt issuance costs for liability to issue shares	$-	$219,450
Conversion of convertible notes payable and interest for Series B Preferred Stock	$-	$607,500
Stock issued for capitalized costs	$-	$12,675

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software, LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) (See Note 7) and concurrently increased its ownership stake in WorkSimpli to 85.6%.

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

The Company’s telehealth platform helps patients access their licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to its telehealth prescription offerings, the Company sells over-the-counter products. All products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for the Company.

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

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of WorkSimpli, which operates a software as a service (SaaS) application for converting, editing, signing and sharing PDF documents called PDFSimpli. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. The Company subsequently increased its ownership stake in WorkSimpli to its current 85.6%.

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business as well as the expansion of our telehealth opportunities. In June 2019, a strategic joint venture with GoGoMeds.com (“GoGoMeds”) was formed in order to help facilitate the launch of our telehealth business. GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, on August 7, 2020, the Company terminated its Strategic Partnership Agreement with GoGoMeds. The joint venture with GoGoMeds had not initiated activities, and its termination did not have an impact on the Company’s operations.

Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, and Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during both the nine months ended September 30, 2021 and the year ended December 31, 2020. CVLB Rx was dissolved during the year ended December 31, 2020.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), LifeMD Southern Patient Medical Care (“LifeMD PC”), the Company’s professional physician corporation and our majority-owned subsidiary, WorkSimpli. The Company facilitates the delivery of telehealth services to LifeMD PC’s patients via the upcoming LifeMD primary care platform and holds a variable interest in LifeMD PC. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Partnerships

On July 13, 2021, the Company, on behalf of its customers, entered into an agreement to engage Quest Diagnostics Incorporated (“Quest Diagnostics”) as the Company’s laboratory services provider to perform certain clinical laboratory diagnostic services based on orders submitted to Quest Diagnostics by licensed health care providers who are under contract with the Company and are authorized under U.S. federal or state law to order laboratory tests. Patients of LifeMD Inc.’s affiliated providers gain access to more than 150 of the most ordered laboratory tests at preferential prices, and which can be completed in the comfort, safety, and convenience of their home or office or at any one of Quest Diagnostics’ 2,000 facilities.

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

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a state-of-the-art, digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly Fast Healthcare Interoperability Resource (“FHIR”) format. Particle Health enables healthcare companies by offering simple, secure access to vital medical data. With Particle Health’s platform, and patient consent, licensed medical providers on the upcoming LifeMD primary care platform gain instant access to comprehensive patient health records from a database covering over 90% of the US population, therefore enabling best-in-class, personalized care through a deeper understanding of their patients’ medical histories.

On August 30, 2021, the Company signed a letter of intent with Prescryptive Health (“Prescryptive”), a healthcare technology company empowering consumers by improving the way healthcare is delivered. The partnership is expected to accelerate growth for both companies by combining LifeMD’s expanding direct-to-patient telehealth brands and upcoming LifeMD primary care platform with Prescryptive’s best-in-class digital pharmacy fulfillment and e-prescribing technology platform.

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on October 14, 2020. All references to common shares and common share data in these financial statements and elsewhere in this Form 10-Q as of September 30, 2021 and 2020, and for the three and nine months then ended, reflect the Reverse Stock Split.

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

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a financial institution (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15.0 million (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”) of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the Purchase Agreement. The Warrant has a term of three years, and the Debenture has a maturity date of three years. The Debenture may be paid fully or in part by the Company at any time prior to maturity without penalty to the Company. The Company received gross proceeds of $15.0 million and intends to use such proceeds for working capital, growth investment and general corporate purposes. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Preferred and Common Stock Offerings noted below to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, or “Securities Act”, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital and possible future acquisitions. There were 70,786 shares of common stock sold under the ATM Sales Agreement as of September 30, 2021 and net proceeds received were $493,481. The Company had approximately $59.5 million available under the ATM Sales Agreement and $90 million available under the 2021 Shelf as of September 30, 2021.

In September 2021, the Company entered into two underwriting agreements (the “Preferred Underwriting Agreement” and “the Common Underwriting Agreement”) with B. Riley Securities, Inc. (“B.Riley”). Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Preferred Stock Offering”). In addition, the company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. Under the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 shares of common stock (including 500,000 shares pursuant to B. Riley’s option) (the “Common Shares”), par value $0.01 per share, of the Company at a public offering price of $6.00 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Common Stock Offering”). The Preferred Stock Offering and Common Stock Offering collectively referred to as the “Offerings”, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million. The Company used a portion of the net proceeds to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and intends to use the remaining net proceeds to fund the segregated dividend account, for working capital and general corporate purposes including, but not limited to, new patient customer acquisition expenses and capital expenditures.

The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July and October of each year. The first dividend on the Series A Preferred Stock sold in this offering will be paid on or about January 15, 2022.

Liquidity Evaluation

As of September 30, 2021, the Company has an accumulated deficit approximating $122.9 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the end of 2022. Additionally, the Company expects its burn rate of cash to continue through the end of 2022; however, the Company expects this burn rate to improve in future quarters. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased by a financial institution. Management is unable to predict if and when the Company will be able to generate significant positive cash flow or achieve profitability. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $41.4 million as of the filing date, which includes the $13.5 million of net proceeds from the February 2021 Offering and the $55.3 million of net proceeds from the October 4, 2021 Offerings. Based on the Company’s projected cash requirements, management estimates that it will utilize approximately $19 million through the next 12 months from the filing date of this report. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate in the remainder of 2021 and over the next 12 months, (3) the Company’s October 4, 2021 Offerings whereby the Company received total net proceeds of $55.3 million, (4) $59.5 million available under the ATM Sales Agreement and $90 million available under the 2021 Shelf, (5) management’s ability to curtail expenses if necessary and (6) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR, its majority owned subsidiary, WorkSimpli, in addition to LifeMD PC, the Company’s professional physician corporation. The non-controlling interest in WorkSimpli represents the 49% equity interest held by other members of the subsidiary as of December 31, 2020. During the nine months ended September 30, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% (see Note 7). CVLB Media, CVLB Rx and Conversion Labs Asia had no activity during both the nine months ended September 30, 2021 and the year ended December 31, 2020. CVLB Rx was dissolved during the year ended December 31, 2020.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2021 and December 31, 2020, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. Given the increase in the Company’s software business and to appropriately conform the Company’s presentation of operating results to industry and accounting standards, the Company has changed their categories for reporting operations. As a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. These reclassifications include: (1) $844,566 and $1,762,351 of merchant processing fees reclassified from cost of revenues to general and administrative expenses, (2) $214,788 and $48 of reimbursable expenses reclassified from cost of revenues to operating expenses and (3) $7,824 and $8,853 of taxes and licensing fees reclassified from operating expenses to general and administrative expenses for the three and nine months ended September 30, 2020, respectively.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $871,000 and $823,000 for the three months ended September 30, 2021 and 2020, respectively, and approximated $3,455,000 and $2,157,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers’ subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2021 and December 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1,436,000 and $917,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on WorkSimpli revenues approximated $377,000 and $275,000 for the three months ended September 30, 2021 and 2020, respectively, and approximated $1,599,000 and $545,000 for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021 and 2020, the Company had the following disaggregated revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	%	2020	%	2021	%	2020	%

Telehealth revenue	$18,540,897	74%	$9,438,136	86%	$47,623,822	73%	$20,263,750	83%
WorkSimpli revenue	6,406,302	26%	1,567,627	14%	17,835,100	27%	4,136,608	17%
Total net revenue	$24,947,199	100%	$11,005,763	100%	$65,458,922	100%	$24,400,358	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period	$1,381,938	$303,670	$916,880	$109,552
Additions	6,020,061	1,695,017	17,233,084	3,833,386
Revenue recognized	5,966,018	1,586,071	16,713,983	3,530,322
End of period	$1,435,981	$412,616	$1,435,981	$412,616

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2021 and December 31, 2020, the Company had an allowance for bad debt, attributable to the single agent relationship amounting to approximately $133,000 and $133,000, respectively. As of September 30, 2021 and December 31, 2020, the reserve for sales returns and allowances was approximately $470,000 and $349,000, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded as contra assets in arriving at presented accounts receivable, net.

Inventory

As of September 30, 2021 and December 31, 2020, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at the Amazon fulfillment center. The Company also maintains inventory at a related-party warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. The Company recorded an inventory reserve in the amount of $57,481 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company’s inventory consisted of the following:

	September 30, 2021	December 31, 2020

Finished goods - products	$1,570,519	1,172,624
Raw materials and packaging components	74,056	149,115
Inventory reserve	(57,481)	(57,481)
Total Inventory - net	$1,587,094	$1,264,258

Product Deposit

Many of our OTC product vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2021 and December 31, 2020, the Company has $911,948 and $816,765, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $3.8 million and $1.6 million, respectively. As of September 30, 2021 and December 31, 2020, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of September 30, 2021 and December 31, 2020, the Company capitalized $2,169,644 and $438,136, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (2) a purchased license (with original cost of $200,000) with an estimated useful life of ten years and (3) a purchased domain name (with an original cost of $22,231) with an estimated useful life of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

During the nine months ended September 30, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA (see Note 5). As of September 30, 2021 and December 31, 2020, the PPP loan balance was $63,400 and $248,314, respectively, and is reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

Income Taxes

The Company files corporate federal, state and local tax returns. Conversion Labs PR and WorkSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Series B Preferred Stock	1,076,923	-	1,076,923	-
Restricted Stock Units (RSUs)	996,375	-	569,417	-
Stock options	4,170,900	3,423,400	4,193,100	3,920,467
Warrants	3,888,438	2,507,758	3,807,899	2,280,677
Potentially dilutive securities	10,132,636	5,931,158	9,647,339	6,201,144

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

We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of September 30, 2021 and December 31, 2020, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the three and nine months ended September 30, 2021 and 2020, we purchased 100% of our finished goods from two (2) OTC manufacturers.

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

NOTE 3 – INTANGIBLE ASSETS

As of September 30, 2021 and December 31, 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	September 30,	December 31,	Amortizable
	2021	2020	Life
Amortizable Intangible Assets
Customer relationship asset	$1,006,840	$1,006,840	3 years
Purchased licenses	200,000	200,000	10 years
Website domain name	22,231	-	3 years
Less: accumulated amortization	(1,207,457)	(867,000)
Total net amortizable intangible assets	$21,614	$339,840

The aggregate amortization expense of the Company’s intangible assets for the nine months ended September 30, 2021 and 2020 was $340,457 and $251,709, respectively. Total amortization expense for the remainder of 2021 is $1,853. Total amortization expense for 2022 through 2023 is $7,410 per year and $4,941 for 2024. There is no intangible asset amortization to be recognized thereafter.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, the Company has the following amounts related to accounts payable and accrued expenses:

	September 30,	December 31,
	2021	2020
Accounts payable	$9,257,314	$10,408,172
Accrued compensation	5,227,957	237,036
Accrued selling and marketing expenses	405,459	60,870
Accrued legal and professional fees	-	209,009
Accrued interest payable	314,986	-
Sales tax payable	2,000,000	125,000
Other accrued expenses	1,172,161	753,997
Total accounts payable and accrued expenses	$18,377,877	$11,794,084

NOTE 5 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $248,314 (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the U.S. Small Business Administration. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the Small Business Administration if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the Small Business Administration until it occurs. During the nine months ended September 30, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2021 and December 31, 2020, the PPP loan balance was $63,400 and $248,314, respectively, and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

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

On June 23, 2021, the Company entered into a Merchant Funding Agreement with MO Tech, which provides cash advances to the Company based on the Company’s accounts receivable for a total cash advance of $350,000. The terms of the funding agreement include a service charge of 3.99% on cash advances from MO Tech. The total balance owed under this agreement was repaid in full in August 2021.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 and $291,096 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $120,612 and $1,313,010 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – LONG-TERM DEBT

Securities Purchase Agreement

As noted above, on June 1, 2021, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Company sold and issued: (i) the Debenture in the aggregate principal amount of $15.0 million and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the Purchase Agreement. The total fair value of the 500,000 warrants issued to the Purchaser upon closing was $6,270,710. The total fair value was recorded to debt discount and was included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of September 30, 2021. The debt discount will be amortized over a twelve-month period. Total amortization of debt discount was $1,567,677 and $2,090,236 for the three and nine months ended September 30, 2021, respectively. The Warrant has a term of three years. The Aggregate Principal Amount of the Debenture, together with interest, is due and payable on June 1, 2024. The Debenture bears interest as follows: (i) for the period beginning on June 1, 2021 and ending on the date that is six (6) months thereafter (the “Initial Interest Rate Period”) shall be six percent (6%), (ii) for the period beginning the date following the Initial Interest Rate Period and ending on the date that is three (3) months thereafter (the “Second Interest Rate Period”), nine percent (9%), and (iii) for the period beginning the date following the Second Interest Rate Period and ending on June 1, 2024, twelve percent (12%). Until such time as the obligations shall have been paid in full, the Company shall apply thirty-five percent (35%) of the gross proceeds received by the Company from At-The-Market offerings of its Common Stock to partial redemptions of each Debenture on a pro rata basis. The Company received gross proceeds of $15.0 million (net proceeds of $14.9 million) and intends to use such proceeds for working capital and general corporate purposes. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Offerings to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $1,732,663 and $0 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $2,405,222 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 4,996,500 shares of preferred stock remain undesignated.

On October 9, 2020, the Company effectuated a 1-for-5 reverse stock split (the “Stock Split”) of the Company’s issued and outstanding shares of common stock that became effective in the market on October 14, 2020 (see Note 1). In connection with the Stock Split, the Company issued approximately 632 shares for rounding.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. The Company had approximately $59.5 million available under the ATM Sales Agreement and $90 million available under the 2021 Shelf as of September 30, 2021.

Options and Warrants

During the nine months ended September 30, 2021, the Company issued an aggregate of 873,047 shares of common stock related to cashless exercise of options. During the nine months ended September 30, 2021, the Company issued an aggregate of 451,000 shares of common stock related to the exercise of options for gross proceeds of $820,750.

During the nine months ended September 30, 2021, the Company issued an aggregate of 162,033 shares of common stock related to the exercise of warrants for gross proceeds of $480,609.

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

The Company recorded an aggregate expense of $18,060,000 reflected in general and administrative expenses during the three months ended September 30, 2020 for the issuance of these 2,000,000 shares, of which 1,200,000 shares were issued during the nine months ended September 30, 2020.

Common Stock

Common Stock Transactions During the Nine Months Ended September 30, 2021:

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

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,263,750 shares of common stock for services expensed in prior periods.

During the nine months ended September 30, 2021, the Company sold 70,786 shares of common stock under the ATM Sales Agreement for net proceeds of $493,481.

Noncontrolling Interest

For the three months ended September 30, 2021 and 2020, the net loss attributed to the non-controlling interest amounted to $62,706 and $201,233, respectively. During the three months ended September 30, 2021 and 2020, the Company paid distributions to non-controlling stockholders of $36,000 and $0, respectively. For the nine months ended September 30, 2021 and 2020, the net loss attributed to the non-controlling interest amounted to $531,182 and $408,180, respectively. During the nine months ended September 30, 2021 and 2020, the Company paid distributions to non-controlling stockholders of $108,000 and $121,223, respectively.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated a transaction to restructure the ownership of WorkSimpli, (the “WSS Restructuring”). To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR, entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

Concurrently, in furtherance of the WSS Restructuring, Conversion Labs PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of WSS (the “Founding Members”) whereby Conversion Labs PR purchased from the Founding Members an aggregate of 2,183 membership interests of WSS for an aggregate purchase price of $225,000, paid in December 2020.

In furtherance of the WSS Restructuring, Conversion Labs PR entered into a Membership Interest Purchase Agreement with WSS, (the “CVLB PR MIPA”), pursuant to which Conversion Labs PR purchased 12,000 membership interests of WSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of Conversion Labs PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches were made on the 60-day anniversary and the 120-day anniversary of the WSS Effective Date.

Following the consummation of the WSS Restructuring, Conversion Labs PR increased its ownership of WSS from 51% to approximately 85.58% on a fully diluted basis. WSS entered into an amendment to its operating agreement (the “WSS Operating Agreement Amendment”) to reflect the change in ownership.

Concurrently with the WSS Restructuring, Conversion Labs PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which Conversion Labs PR granted options to purchase membership interest units of WSS. Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25% of WSS by Fitzpatrick and Pathak in the aggregate with Conversion Labs PR ownership ratably reduced to approximately 72.98%.

The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of WSS for an exercise price of $1.00 per membership interest unit. The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon WSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 3,434 membership interests upon WSS achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 3,434 membership interests upon WSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Options shall vest in accordance with the following (i) 700 membership interests upon WSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon WSS achieving $4,000,000 of gross sales in any fiscal quarter and (iii) 700 membership interests upon WSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The first two tranches of performance options granted to Sean Fitzpatrick and Varun Pathak vested immediately after the consummation of the restructuring transaction and therefore have been recorded as part of the acquisition through equity. The third tranche is not deemed probable and therefore has not been recognized to date.

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021. As of January 1, 2021, the 2020 Plan provided for the issuance of up to 1,650,000 shares of Common Stock. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan will be administered by the Compensation Committee of the Company’s board of directors (the “Board”).

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of September 30, 2021, total authorization under the 2020 Plan was 3,150,000 shares. Additionally, authorization under the 2020 Plan will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to 150,000 shares.

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

On January 20, 2020, the Company approved the transition of its Chief Acquisition Officer, to the role of President of WorkSimpli (“President”). In connection with this change in role, the Company amended that certain services agreement entered into on July 23, 2018, by and between the Company and its President, to (i) decrease the number of options to purchase the Company’s common stock previously granted from 1,000,000 options to 500,000 options, 130,000 of which are fully vested as of the effective date and (ii) amend the vesting schedule for the remaining 370,000 performance options to include four performance metrics that, if met, each trigger the vesting of 92,500 options. As a result of amendment, the Company cancelled 500,000 service-based options with an exercise price of $1.50.

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,686,500 stock options to employees and advisory board members. These stock options have a contractual term of 10 years and vest in increments which fully vest the options over a two-to-three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the nine months ended September 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	829,000	$5.20 – 8.81	9.75 years	$7.49
Granted	1,276,500	6.00 – 21.02	9.50 years	10.65
Exercised	-
Cancelled/Forfeited/Expired	(11,000)	13.74	9.73 years	13.74

Balance at September 30, 2021	2,094,500	$5.20 – 21.02	8.42 years	$9.38

Exercisable at December 31, 2020	76,222	$5.20 – 8.81	9.77 years	$7.74
Exercisable at September 30, 2021	506,104	$5.20 – 21.02	9.18 years	$8.79

The total fair value of the options granted was approximately $19,371,408, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 165.44% – 180.12%, and risk-free rate of 0.66%–1.26%. Total compensation expense under the 2020 Plan options above was approximately $1,566,010 and $0 for the three months ended September 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $15,151,135 as of September 30, 2021. Total compensation expense under the 2020 Plan options above was approximately $4,000,264 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the nine months ended September 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	2,243,400	$0.80 - 7.95	5.14 years	$2.11
Granted	410,000	4.75 – 19.61	7.09 years	13.17
Exercised	(100,000)	1.50 – 4.75	9.19 years	2.80
Cancelled/Forfeited/Expired	(1,022,000)	0.80 – 2.00	2.51 years	1.32

Balance at September 30, 2021	1,531,400	$1.00 – 19.61	6.06 years	$5.56

Exercisable December 31, 2020	1,570,428	$1.00 – 7.50	2.57 years	$1.67
Exercisable at September 30, 2021	914,581	$1.00 – 19.61	5.18 years	$3.15

The total fair value of the options granted was approximately $4,967,380, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 – 6.5 years, volatility of 133.37% – 180.24%, and risk-free rate of 0.73%–1.30%. Total compensation expense under the above service-based option plan was approximately $565,741 and $84,924 for the three months ended September 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $4,720,399 as of September 30, 2021. Total compensation expense under the above service-based option plan was approximately $1,385,008 and $387,988 for the nine months ended September 30, 2021 and 2020, respectively.

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2021:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2020	1,165,000	$1.25 – 7.50	4.97 years	$1.80
Granted	-
Exercised	(235,000)	2.00	0.22 years	2.00
Cancelled/Expired	(385,000)	1.25 – 2.00	4.19 years	1.67

Balance at September 30, 2021	545,000	$1.25 – 7.50	5.97 years	$1.80

Exercisable December 31, 2020	425,000	$2.00	1.18 years	$2.00
Exercisable at September 30, 2021	90,000	$1.75 – 2.00	2.13 years	$1.96

Total compensation expense under the above performance-based option plan was approximately $173,397 for both the three and nine months ended September 30, 2021. No compensation expense was recognized on the performance-based option plan above for the three and nine months ended September 30, 2020 as the performance terms had not been met or were not probable.

Restricted Stock Units (RSU)

The following is a summary of outstanding RSU activity under our 2020 Plan during the nine months ended September 30, 2021:

RSUs Outstanding Number of Shares
Balance at December 31, 2020	35,000
Granted	431,250
Vested	(69,875)
Cancelled/Forfeited/Expired	-
Balance at September 30, 2021	396,375

The total fair value of the 431,250 RSUs granted was approximately $4,732,500 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs above was approximately $104,325 and $0 for the three months ended September 30, 2021 and 2020, respectively. Total compensation expense under the above 2020 Plan RSUs above was approximately $589,431 and $0 for the nine months ended September 30, 2021 and 2020, respectively, with unamortized expense remaining of approximately $4,578,989 as of September 30, 2021. During the nine months ended September 30, 2021, 69,875 RSUs vested, of which 50,000 RSUs were issued.

The Company granted 600,000 RSUs outside of the 2020 Plan during the nine months ended September 30, 2021. The total fair value of these RSUs was approximately $6,612,000 and no compensation expense was recorded for both the three and nine months ended September 30, 2021, as the performance terms had not been met or were not probable. Total compensation expense for RSUs outside of the 2020 Plan was approximately $15,900,000 and $15,972,000 for the three and nine months ended September 30, 2020, respectively.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2021:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2020	3,550,471	$ 1.40 – 5.75	5.58 years	$4.56
Granted	500,000	12.00	4.67 years	12.00
Exercised/Expired	(162,033)	1.75 – 4.75	1.83 years	2.97

Balance at September 30, 2021	3,888,438	$ 1.40 – 12.00	4.94 years	$5.59

Exercisable December 31, 2020	2,144,700	$ 1.40 – 5.75	7.67 years	$4.29
Exercisable September 30, 2021	2,621,307	$ 1.40 – 12.00	6.36 years	$5.98

Total compensation expense on the above warrants for services was approximately $604,974 and $379,183 the three months ended September 30, 2021 and 2020, respectively, and $1,814,922 and $538,594 for the nine months ended September 30, 2021 and 2020, respectively.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to approximately $3,110,816 and $16,364,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $7,983,891 and $16,899,000 for the nine months ended September 30, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of both September 30, 2021 and December 31, 2020, no amount was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of September 30, 2021.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2021 and December 31, 2020, the Company approximates its implicit purchase commitments to be $3.8 million and $1.6 million, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2021, other than as set forth below, the Company’s management does not believe that there are any potentially material pending legal proceedings.

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

On June 7, 2021, a purported Americans with Disabilities class action lawsuit, captioned Sosa v. LifeMD, Inc. et al., Case No. 21-cv-05032, was filed in the United States District Court for the Southern District of New York. The Sosa Complaint alleges, inter alia, that the defendants’ www.rexmd.com has barriers making it inaccessible to the visually impaired needing the assistance of screen-reading software, and therefore, allegedly violates: (i) the Americans with Disabilities Act, 42 U.S.C. § 12181 et seq.; (ii) the New York State Human Rights Law (NYSHRL), N.Y. Exec. Law §§ 292 and 296; and (iii) the New York City Human Rights Law (NYCHRL), §§ 8-102 and 8-107. The Complaint does not quantify damages but seeks to recover compensatory damages, civil penalties, and attorneys’ fees and costs under the NYSHRL and NYCHRL, as well as punitive damages under the NYCHRL. The Complaint also seeks preliminary and permanent injunctive relief. On September 20, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from the President and CEO, and incurs expense of approximately $7,500 a month for this office space for which the Company and the CEO do not have a written lease agreement. Payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space amounted to $15,000 for both the three months ended September 30, 2021 and 2020, and $67,500 and $45,000 for the nine months ended September 30, 2021 and 2020, respectively.

Conversion Labs PR utilizes BV Global Fulfillment, owned by a related person of the Company’s CEO to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global Fulfillment for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global Fulfillment a total of $1,079,403 and $642,544 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company owed BV Global Fulfillment $58,296 and $58,943, respectively, which are included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Consulting Agreement with Chief Operating Officer

On November 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with JDM Investments, LLC (“JDM”), an entity solely owned by our COO, whereby JDM will provide consulting services in support of the Company’s day-to-day call center operations. The Consulting Agreement is for a term of thirty-six months and is renewable for additional twelve-month periods upon the mutual agreement of the Company and JDM. As compensation for the services, JDM will receive a monthly fee of $17,000 and shall be eligible to receive a metric based performance bonus for each calendar quarter during the term of the Consulting Agreement in accordance with metrics to be mutually agreed upon by the Company and JDM. The Company paid a total of $102,000 under this agreement, with no bonus earned or accrued, for the nine months ended September 30, 2021.

On June 15, 2021, the Company and Brad Roberts, our COO, restructured Mr. Roberts’s compensation arrangements. The Company and JDM mutually terminated Mr. Roberts’s Consulting Agreement and Mr. Roberts waived all consulting fees due for the remainder of the term of the Consulting Agreement. In place of the Consulting Agreement, Mr. Roberts and the Company amended his Amended and Restated Employment Agreement dated December 21, 2020 (the “Amendment”) to increase his base salary to $475,000 per calendar year and to update the terms of his annual bonus, providing for a target amount of $200,000, with any actual bonus to be awarded in the sole discretion of the Board. On June 29, 2021, the Company and Mr. Roberts entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Employment Agreement dated December 21, 2020 to provide that Mr. Roberts is eligible to receive up to 300,000 restricted stock units of the Company’s common stock, par value $0.01 (the “RSUs”), which will vest subject to the Company’s Telemedicine Brands (as defined in the Second Amendment) achieving certain revenue milestones. The RSUs will also vest upon a Change of Control (as defined in the Second Amendment).

Appointment of Chief Financial Officer

On February 4, 2021, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. In connection with the Appointment, Mr. Benathen entered into an Employment Agreement with the Company. To induce Mr. Benathen to enter into the Employment Agreement, Mr. Benathen was granted a signing bonus of 15,000 RSUs. These RSUs vest in accordance with the following: (i) 3,750 of the RSUs vesting on February 4, 2021 (ii) 3,750 RSUs on February 4, 2022 (iii) 3,750 RSUs on February 4, 2023 and (iv) 3,750 RSUs on February 4, 2024. In addition to the RSUs, Mr. Benathen received stock options to purchase up to 200,000 shares of the Company’s common stock. The stock options shall vest in equal monthly tranches, based on the passage of time, over the 36 months. On March 18, 2021, we issued 3,750 common shares under this Employment Agreement.

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

Board of Director Appointment

On September 8, 2021, the Company appointed Naveen Bhatia as a member of the Board. In connection with the appointment to the Board, the Company and Mr. Bhatia entered into a director agreement (the “Director Agreement”), whereby, as compensation for his services as a member of the Board, Mr. Bhatia shall receive a one-time grant of eight thousand (8,000) restricted stock units of the Company, vesting quarterly beginning on September 30, 2021, pursuant to the Company’s Employee Stock Option Plan. The Company and Mr. Bhatia also entered into a consulting agreement (the “Bhatia Consulting Agreement”), whereby Mr. Bhatia will assist the Company with its capital markets strategy, business development initiatives and growth strategy for a term of one year. Pursuant to the Bhatia Consulting Agreement, Mr. Bhatia will receive a stock option to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share, with an exercise price of $7.07 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not have a duty to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”) and our majority-owned subsidiary LegalSimpli Software, LLC, a Puerto Rico limited liability company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software, LLC (“WorkSimpli”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service (SaaS) for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements as further described below.

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

Since inception, we have helped more than 420,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 135% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Total revenue from recurring subscriptions is approximately 90%. In addition to our telehealth business, we own 85.6% of WorkSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing and sharing PDF documents. This business has also seen 331% year over year revenue growth, with recurring revenue of 98%.

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

In addition to our telehealth business, we own 85.6% of WorkSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing and sharing PDF documents.

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

Our process across each brand and condition we treat is to guide the provider’s patient through a medical intake process and product selection, after which a licensed U.S. physician within our contracted network conducts a virtual consultation and, if appropriate, prescribes necessary prescription medications and/or recommends over-the-counter products. Prescription medications and over-the-counter products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 420,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated over-the-counter products, and an FDA approved medical device for male and female hair loss through our telemedicine platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has served more than 200,000 customers and patients since inception with a 4.9 star Trustpilot rating. In Q1 2021, ShapiroMD greatly enhanced its offerings for female hair loss treatment with the addition of topical compounded medications to its product portfolio.

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

Restorsea’s clinically proven skincare technology platform is the result of more than $50 million invested in R&D and intellectual property development, and Restorsea has received 35 patents along with broad industry and academic acclaim, with its breakthrough clinical results having been published in the peer-reviewed Journal of Drugs in Dermatology and Journal of Clinical and Aesthetic Dermatology. Nava MD is one of the first direct-to-patient brands to offer this advanced skincare technology. Nava MD offers access to tele-dermatology services to a provider’s patients in all 50 states.

Immune Health: iNR Wellness MD

Launched in 2018, iNR Wellness MD is a supplement for immune and digestive support. The iNR Wellness product line is a daily nutritional supplement that contains yeast, oat, and mushroom beta glucans.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online software-as-a-service (SAAS) platform that allows users to create, edit, convert, sign and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of WorkSimpli to 85.6%.

As of September 30, 2021, WorkSimpli was ranked in the top 4,232 websites globally, in which it was also ranked in the top 563 for specific countries with more than 14 million registrants globally. Since its launch, WorkSimpli has converted or edited over 11 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 139,200 active subscriptions as of September 30, 2021.

Significant Developments During the Three Months Ended September 30, 2021

Partnerships

On July 13, 2021, the Company, on behalf of its customers, entered into an agreement to engage Quest Diagnostics Incorporated (“Quest Diagnostics”) as the Company’s laboratory services provider to perform certain clinical laboratory diagnostic services based on orders submitted to Quest Diagnostics by licensed health care providers who are under contract with the Company and are authorized under U.S. federal or state law to order laboratory tests. Patients of LifeMD Inc.’s affiliated providers gain access to laboratory tests which can be completed in their home or office or at any one of Quest Diagnostics’ 2,000 facilities.

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

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly Fast Healthcare Interoperability Resource (“FHIR”) format. Particle Health offers healthcare companies secure access to vital medical data. With Particle Health’s platform, and patient consent, licensed medical providers on the upcoming LifeMD primary care platform gain access to comprehensive patient health records, therefore enabling personalized care through a deeper understanding of their patients’ medical histories.

On August 30, 2021, the Company entered into a strategic partnership with Prescryptive Health (“Prescryptive”), a healthcare technology company empowering consumers by improving the way healthcare is delivered. The partnership is expected to accelerate growth for both companies by combining LifeMD’s expanding direct-to-patient telehealth brands and upcoming primary care platform with Prescryptive’s best-in-class digital pharmacy fulfillment and e-prescribing technology platform.

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

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of increases in (i) pricing on air and ocean freight, as well as for component and product parts, and (ii) the overall time to receive shipments. If these trends continue, many of our estimates and assumptions for the period ended September 30, 2021 may be subject to a material change in future periods.

COVID-19 Vaccine Mandate

We are making preparations to comply with a rule issued by the Occupational Safety and Health Administration (“OSHA”) to ensure that our employees are fully vaccinated against COVID-19 by January 4th or that they test negative for COVID-19 at least once per week. Employees must receive time off to get vaccinated and sick leave to recover from any side effects. Any unvaccinated employees must wear face coverings while at work. We are in the process of assessing the financial and staffing impact of these requirements.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue

Our financial results for the three months ended September 30, 2021 are summarized as follows in comparison to the three months ended September 30, 2020.

	September 30, 2021		September 30, 2020
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$18,540,897	74.32%	$9,438,136	85.76%
WorkSimpli revenue, net	6,406,302	25.68%	1,567,627	14.24%
Total revenues, net	24,947,199	100%	11,005,763	100%

Cost of telehealth revenue	4,969,306	19.92%	1,601,920	14.56%
Cost of WorkSimpli revenue	127,181	0.51%	73,662	0.66%
Total cost of revenue	5,096,487	20.43%	1,675,582	15.22%

Gross profit	19,850,712	79.57%	9,330,181	84.78%

Selling and marketing expenses	20,293,935	81.35%	10,528,833	95.67%
General and administrative expenses	10,695,663	42.87%	18,441,756	167.56%
Other operating expenses	815,378	3.27%	542,965	4.93%
Customer service expenses	505,880	2.03%	230,788	2.10%
Development costs	131,160	0.52%	118,346	1.08%
Total expenses	32,442,016	130.04%	29,862,688	271.34%

Operating loss	(12,591,304)	(50.47)%	(20,532,507)	(186.56)%
Other income (expense), net	(1,824,777)	(7.32)%	(291,096)	(2.65)%
Net loss before provision for income taxes	(14,416,081)	(57.79)%	(20,823,603)	(189.21)%
Provision for income taxes	—	—%	—	—%
Net loss attributable to noncontrolling interests	(62,706)	0.25%	(201,233)	1.83%
Net loss attributable to LifeMD, Inc.	$(14,353,375)	(57.54)%	$(20,622,370)	(187.38)%

Revenues for the three months ended September 30, 2021 were approximately $24.9 million, an increase of 127% compared to approximately $11.0 million for the three months ended September 30, 2020. The increase in revenues was attributable to both the increase in telehealth revenue of 97% and an increase in revenue for WorkSimpli of 309%. Telehealth revenue accounts for 74% of total revenue and has increased in the three months ended September 30, 2021 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. Revenue for WorkSimpli accounts for 26% of total revenue and has steadily increased due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion.

Total cost of revenues consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, MD consult fees and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 204% to approximately $5.1 million for the three months ended September 30, 2021 compared to approximately $1.7 million for the three months ended September 30, 2020. The combined cost of revenue increase was due to increased costs related to our increased sale volumes when compared to the prior period ended September 30, 2020.

Gross profit increased by approximately 113% to approximately $19.9 million for the three months ended September 30, 2021 compared to approximately $9.3 million for the three months ended September 30, 2020, as a result of increased combined sales. Telehealth costs increased to 27% of associated telehealth revenues during the three months ended September 30, 2021, from 17% of associated telehealth revenues during the three months ended September 30, 2020. WorkSimpli costs decreased to 2% of associated WorkSimpli revenues during the three months ended September 30, 2021, from 5% of associated WorkSimpli revenues during the three months ended September 30, 2020. WorkSimpli revenues as a percentage of total revenues increased to 26% during the three months ended September 30, 2021, from 14% during the three months ended September 30, 2020. Gross profit as a percentage of revenues was 80% for the three months ended September 30, 2021 as compared to 85% for the three months ended September 30, 2020 primarily due to product sales mix and one-time costs associated with the non-cash write-off of legacy product deposits.

Operating Expenses

	Three Months Ended September 30,
	2021	2020
Selling and marketing expenses	$20,293,935	$10,528,833
General and administrative expenses	10,695,663	18,441,756
Other operating expenses	815,378	542,965
Customer service expenses	505,880	230,788
Development costs	131,160	118,346
Total expenses	$32,442,016	$29,862,688

Operating expenses for the three months ended September 30, 2021 were approximately $32.4 million, as compared to approximately $29.9 million for the three months ended September 30, 2020. This represents an increase of 9%, or $2.6 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended September 30, 2021, the Company had an increase of approximately $9.8 million, or 93% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model. Selling and marketing expenses as a percentage of revenue was 81.4% for the three months ended September 30, 2021, as compared to 95.7% for the three months ended September 30, 2020. This represents a decrease of 14.3%.

(ii)	General and administrative expenses: During the three months ended September 30, 2021, stock-based compensation expense was $3.1 million, with the majority related to stock compensation expense attributable to service-based stock options, as compared to stock-based compensation expense of $16.4 million for the three months ended September 30, 2020. This category also consists of merchant processing fees, payroll expenses for executive management, amortization expense and legal and professional fees. During the three months ended September 30, 2021, the Company had a decrease of approximately $7.8 million in general and administrative expenses, primarily related to the decrease in stock-based compensation costs referenced above partially offset by an increase in legal and professional fees and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services. During the three months ended September 30, 2021, the Company had an increase of approximately $272 thousand, or 50%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended September 30, 2021, the Company had an increase of approximately $275 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended September 30, 2021, the Company had an increase of approximately $13 thousand, primarily resulting from technology platform improvements and amortization expense.

Other (Expenses) / Income

	Three Months Ended September 30,
	2021	2020
Interest (expense), net	$(1,824,777)	$(291,096)
Gain on debt forgiveness	—	—
Total	$(1,824,777)	$(291,096)

Other expense, which consists of interest expense increased by approximately $1.5 million due to interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenue

Our financial results for the nine months ended September 30, 2021 are summarized as follows in comparison to the nine months ended September 30, 2020.

	September 30, 2021		September 30, 2020
	$	% of Sales	$	% of Sales
Telehealth revenues, net	$47,623,822	72.75%	$20,263,750	83.05%
WorkSimpli revenues, net	17,835,100	27.25%	4,136,608	16.95%
Total revenues, net	65,458,922	100%	24,400,358	100%

Cost of telehealth revenue	12,113,336	18.51%	4,718,143	19.33%
Cost of WorkSimpli revenue	314,428	0.48%	204,241	0.84%
Total cost of revenue	12,427,764	18.99%	4,922,384	20.17%

Gross profit	53,031,158	81.01%	19,477,974	79.83%

Selling and marketing expenses	61,372,815	93.76%	21,669,046	88.81%
General and administrative expenses	28,194,305	43.07%	21,868,097	89.62%
Other operating expenses	2,390,694	3.65%	654,947	2.69%
Customer service expenses	1,274,392	1.95%	488,455	2.00%
Development costs	435,356	0.66%	288,813	1.18%
Total expenses	93,667,562	143.09%	44,969,358	184.30%

Operating loss	(40,636,404)	(62.08)%	(25,491,384)	(104.47)%
Other income (expense), net	(2,681,236)	(4.10)%	(1,313,010)	(5.38)%
Net loss before provision for income taxes	(43,317,640)	(66.18)%	(26,804,394)	(109.85)%
Provision for income taxes	—	—%	—	—%
Net loss attributable to noncontrolling interests	(531,182)	0.82%	(408,180)	1.67%
Net loss attributable to LifeMD, Inc.	$(42,786,458)	(65.36)%	$(26,396,214)	(108.18)%

Revenues for the nine months ended September 30, 2021 were approximately $65.5 million, an increase of 168% compared to approximately $24.4 million for the nine months ended September 30, 2020. The increase in revenues was attributable to both the increase in telehealth revenue of 135% and an increase in WorkSimpli revenue of 331%. Telehealth revenue accounts for 73% of total revenue and has increased in the nine months ended September 30, 2021 due to an increase in online sales demand, with the majority of the growth from our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 27% of total revenue and has steadily increased quarter over quarter due to a combination of higher demand, increased market awareness, enhanced digital capabilities and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenues consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, MD consult fees and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 152% to approximately $12.4 million for the nine months ended September 30, 2021 compared to approximately $4.9 million for the nine months ended September 30, 2020. The combined cost of revenue increase was due to increased costs related to our increased sale volumes when compared to the prior period ended September 30, 2020.

Gross profit increased by approximately 172% to approximately $53.0 million for the nine months ended September 30, 2021 compared to approximately $19.5 million for the nine months ended September 30, 2020, as a result of increased combined sales. Telehealth costs increased to 25% of associated telehealth revenues during the nine months ended September 30, 2021, from 23% of associated telehealth revenues during the nine months ended September 30, 2020. WorkSimpli costs decreased to 2% of associated WorkSimpli revenues during the nine months ended September 30, 2021, from 5% of associated WorkSimpli revenues during the nine months ended September 30, 2020. WorkSimpli revenues as a percentage of total revenues increased to 27% during the nine months ended September 30, 2021, from 17% during the nine months ended September 30, 2020. Gross profit as a percentage of revenues was 81% for the nine months ended September 30, 2021 compared to 80% for the nine months ended September 30, 2020. The increase of 1% in gross profit was principally attributable to higher WorkSimpli revenues as a percentage of total revenues, partially offset by lower telehealth revenues as a percentage of total revenues.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020
Selling and marketing expenses	$61,372,815	$21,669,046
General and administrative expenses	28,194,305	21,868,097
Other operating expenses	2,390,694	654,947
Customer service expenses	1,274,392	488,455
Development costs	435,356	288,813
Total expenses	$93,667,562	$44,969,358

Operating expenses for the nine months ended September 30, 2021 were approximately $93.7 million, as compared to approximately $45.0 million for the nine months ended September 30, 2020. This represents an increase of 108%, or $48.7 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the nine months ended September 30, 2021, the Company had an increase of approximately $39.7 million, or 183% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the nine months ended September 30, 2021, stock-based compensation was approximately $8.0 million, with the majority related to stock compensation expense attributable to service-based stock options, as compared to stock-based compensation expense of $16.9 million for the nine months ended September 30, 2020. This category also consists of merchant processing fees, payroll expenses for corporate employees, amortization expense and legal and professional fees. During the nine months ended September 30, 2021, the Company has had an increase of approximately $6.3 million in general and administrative expenses, primarily related to increases in legal and professional fees and other increases in infrastructure expenses incurred to support the sales volume increases partially offset by a decrease in stock-based compensation costs referenced above.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and IT services for our online products. During the nine months ended September 30, 2021, the Company had an increase of approximately $1.7 million or 265%, primarily related to increases in the general costs necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the nine months ended September 30, 2021, the Company had an increase of approximately $786 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the nine months ended September 30, 2021, the Company had an increase of approximately $147 thousand, primarily resulting from technology platform improvements and amortization expense.

Other (Expenses) / Income

	Nine Months Ended September 30,
	2021	2020
Interest (expense), net	$(2,866,150)	$(1,313,010)
Gain on debt forgiveness	184,914	-
Total	$(2,681,236)	$(1,313,010)

Other expense, which consists of interest expense, amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement and gain on debt forgiveness of PPP loans increased by approximately $1.4 million and is included in other expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the balance consisted of interest expense.

Working Capital

	September 30, 2021	December 31, 2020
Current assets	$14,132,557	$12,063,395
Current liabilities	19,877,258	13,490,096
Working capital	$(5,744,701)	$(1,426,701)

Working capital decreased by approximately $4.3 million during the period ended September 30, 2021. The increase in current assets is primarily attributable to an increase in accounts receivable of approximately $0.9 million, other current assets of $0.5 million, inventory and product deposits (combined increase of approximately $0.4 million) and an increase in cash of approximately $0.3 million. Current liabilities increased by $6.4 million, which was primarily attributable an increase in accounts payable and accrued liabilities of $6.6 million as a result of the Company extending payables and credit terms with vendors and an increase in deferred revenue of $0.5 million during the period ended September 30, 2021. These increases were partially offset by a decrease in notes payable, net of $0.7 million due to repayments exceeding proceeds received during the nine months ended September 30, 2021.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Net loss	$(43,317,640)	$(26,804,394)
Net cash used in operating activities	$(27,259,550)	$(5,595,382)
Net cash used in investing activities	$(1,823,843)	$(730,586)
Net cash provided by financing activities	$29,351,291	$6,135,981
Net increase (decrease) in cash	$267,898	$(189,987)

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $27.3 million for the nine months ended September 30, 2021, as compared with approximately $5.6 million for the nine months ended September 30, 2020. The significant factors contributing to the cash used in operations during the nine months ended September 30, 2021, include the net loss of approximately $43.3 million (inclusive of approximately $8.0 million in non-cash, stock-based compensation charges) further described above, partially offset by the Company’s increase in accounts payable and accrued expenses of approximately $6.9 million and amortization of debt discount of $2.1 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $1.8 million, as compared with net cash used in investing activities of $731 thousand for the nine months ended September 30, 2020. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $1.7 million, the purchase of equipment of $70 thousand and the purchase of an intangible asset of $22 thousand.

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $29.4 million as compared with approximately $6.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, financing activities consisted of: (1) net proceeds of $14.9 million from the private placement whereby investors purchased (a) a senior secured redeemable debenture in the aggregate principal amount of $15.0 million and (b) warrants to purchase up to an additional 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share, pursuant to the June 1, 2021 Purchase Agreement, (2) net proceeds of $13.5 million from the private placement of 608,696 common shares, at a purchase price of $23.00 per share for aggregate gross proceeds of $14.0 million pursuant to the February 2021 Purchase Agreement, (3) net proceeds from the exercise of options and warrants during the period of approximately $1.3 million, (4) net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $0.5 million, in connection with our filed shelf registration and launch of an at-the-market program on June 8, 2021, and (5) our entry into a merchant funding agreement pursuant to which we may obtain cash advances. Subsequent to the quarter ended September 30, 2021, we closed on the October 4, 2021 Common Stock and Preferred Stock Offerings whereby the Company received total net proceeds of $55.3 million. These increases in net cash from financing activities were partially offset by the repayment of notes payable and the purchase of the additional membership interest of WorkSimpli.

See Notes 1, 5 and 6 to our unaudited condensed consolidated financial statements included in this report for further discussion of certain of these financing activities.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes which the Company has been successful in achieving to date. The Company intends to use the net proceeds of the financing activities described above for customer acquisition, as well as for working capital, general corporate purposes and to repay existing indebtedness. See Note 1 to our unaudited condensed consolidated financial statements included in this report for further liquidity evaluation.

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

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2021 and December 31, 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1,436,000 and $917,000, respectively, which represent obligations on in-process monthly or yearly contracts with customers.

Customer discounts and allowances on WorkSimpli revenues approximated $377,000 and $275,000 for the three months ended September 30, 2021 and 2020, respectively, and approximated $1,599,000 and $545,000 for the nine months ended September 30, 2021 and 2020, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 Internal-Use Software, are expensed as incurred. As of September 30, 2021 and December 31, 2020, the Company capitalized $2,169,644 and $438,136, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (2) a purchased license (with original cost of $200,000) with an estimated useful life of ten years and (3) a purchased domain name (with an original cost of $22,231) with an estimated useful life of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and WorkSimpli file tax returns in Puerto Rico, both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

(i)	continue to search for and evaluate qualified independent outside directors;
(ii)	the recent addition of functioning audit committee;
(iii)	re-design of our accounting processes and control procedures;
(iv)	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a publicly-traded company;
(v)	review and improve current accounting policies and procedures and develop a thorough document detailing said policies and procedures with respects to the requirements and application of both U.S. GAAP and SEC Guidelines;
(vi)	identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan; and
(vii)	adoption of a formal written related party transaction policy and whistleblower policy.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 8, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2021 without registration under the Securities Act:

On July 19, 2021, the Company issued an aggregate of 30,000 shares of common stock for approximately $220 thousand of services expensed in prior periods.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1.3	10/4/21
10.1#	Director Agreement between LifeMD, Inc. and Naveen Bhatia, dated September 8, 2021	8-K	10.1	9/13/21
10.2#	Consulting Services Agreement between Naveen Bhatia and LifeMD, Inc., dated September 8, 2021	8-K	10.2	9/13/21
10.3#*	Renewed Director Agreement, dated September 7, 2021, by and between LifeMD, Inc. and John Strawn
10.4#*	Renewed Director Agreement, dated September 20, 2021, by and between LifeMD, Inc. and Dr. Eleanor C. Mariano
10.5#*	Renewed Director Agreement, dated September 21, 2021, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer
Date:	November 10, 2021

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer

Date:	November 10, 2021

