Form 10-K
period 2021-12-31
LifeMD, Inc.
filed 2022-03-07
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-39785

LIFEMD, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

236 Fifth Avenue, Suite 400 New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(866) 351-5907

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $.01 per share	LFMD	The Nasdaq Global Market
Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	LFMDP	The Nasdaq Global Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 was $235,609,412, as computed by reference to the closing price of such common stock on such date.

The registrant had 30,833,326 shares of common stock outstanding as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 definitive proxy statement for the Registrant’s Annual Meeting of Shareholders, to be filed within 120 days of our fiscal year end (December 31, 2021) are incorporated by reference into Part III of this Form 10-K.

LIFEMD, INC.

2021 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Risk factors include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to quickly and effectively respond to new technological developments;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	current and potential material weaknesses in our internal control over financial reporting;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including the risk factors identified in Item 1A of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Business Overview and Strategy

We are a direct-to-patient telehealth technology company that provides a smarter, cost-effective, and convenient way for Americans to access healthcare. We believe the traditional model of visiting a doctor’s office, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly, and slow, and discourages many individuals from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of telehealth. Direct-to-patient telehealth companies, like LifeMD, Inc., are leading the shift by connecting consumers digitally to licensed healthcare professionals for care across various needs, such as virtual primary care, men’s sexual health, dermatology, and others.

Our telehealth platform provides patients with access to licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to our telehealth offerings, we sell complementary nutritional supplements and over-the-counter (“OTC”) products. Many of our products are available on a subscription basis, where patients can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and discounted pricing opportunities for patients and recurring revenue streams for us. Our customer acquisition strategy combines strategic brand-building media placements, influencer partnerships, and direct response advertising methods across highly scalable marketing channels (i.e., national TV, streaming TV, streaming audio, YouTube, podcasts, Out of Home, print, magazines, online search, social media, and digital).

Since inception, we have helped more than 490,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 123% for the year ended December 31, 2021 as compared to December 31, 2020. Total revenue from recurring subscriptions is approximately 90%. In addition to our telehealth business, we own 85.6% of WorkSimpli, which operates PDFSimpli, a rapidly growing software-as-a-service (“SaaS”) platform for converting, signing, editing, and sharing PDF documents. This business has seen 267% year over year revenue growth, with recurring revenue of 98%.

We believe that telehealth platforms like ours will fundamentally shift how individuals perceive and access healthcare in the United States, by necessity and by preference. With the average wait time to see a physician in the United States now greater than 29 days, according to a 2018 Merritt Hawkins Survey, and the United States’ projected significant shortfall of licensed physicians by 2030, we believe the U.S. healthcare infrastructure must change to accommodate patients. Timely and convenient access to healthcare and prescription medications is a critical factor in improving quality of care and patient outcomes. Our mission is to radically change healthcare with our portfolio of direct-to-patient telehealth brands that encompass on-demand medical treatment, online pharmacy, and OTC products. We want our brands to be top-of-mind for consumers considering telehealth.

In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare and Medicaid Services. Physician services and prescription medications account for approximately 30% of healthcare spending, or over $1 trillion annually, and we believe that we have the infrastructure, medical expertise, and technical know-how necessary to help shift a substantial portion of this market to an online, virtual format. We believe that we are well positioned to capitalize on this large-scale shift in healthcare.

We believe that an amazing customer experience, incredible healthcare, and new customer acquisition form the heart of our business. As is exemplified with our first brand, Shapiro MD, we have built a full line of proprietary and patented OTC products for male and female hair loss, U.S. Food and Drug Administration (“FDA”) approved OTC minoxidil, and now a telehealth platform offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. Our men’s brand, RexMD, currently offers access to provider-based treatment through telehealth for men’s health conditions, such as sexual health and hair loss. RexMD continues to expand its treatment offerings to address additional chronic indications present in men’s health. We have built a platform that allows us to efficiently launch telehealth brands and offerings wherever we identify a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

Our Brand Portfolio and Virtual Primary Care Platform

We have built a strategic portfolio of wholly-owned telehealth platform brands supported by an affiliated, 50-state physician network and an integrated national network of third party pharmacies that address large unmet needs in men’s health, hair loss, virtual primary care, and dermatology. We continue to experience aggressive growth across our brands.

Our process across each brand and condition we treat is to guide consumers through a medical intake process and product selection, after which a licensed U.S. physician conducts a virtual consultation and, if appropriate, prescribes prescription medications and/or recommends OTC products. Prescription medications and OTC products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 490,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD is a telehealth platform brand that offers access to virtual medical treatment, prescription medications, patented-doctor formulated OTC products, an FDA approved medical device for male and female hair loss, and female specific topical compounded medications for hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has served more than 230,000 customers and patients since inception with a 4.9-star Trustpilot rating.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from a licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. Our vision for RexMD is to become a leading telehealth destination for men. RexMD has emerged as a leading men’s telehealth platform across the United States and has served more than 250,000 customers and patients since inception with a 4.6-star Trustpilot rating.

Variable Interest Entity: LifeMD Primary Care

Beta launched in the fourth quarter of 2021, LifeMD PC is a personalized, subscription-based virtual primary care platform. The LifeMD PC clinic provides patients in all 50 states with 24/7 access to a high-quality provider for their primary care, urgent care and chronic care needs. LifeMD PC offers a mobile first platform that incorporates virtual consultations and treatment, prescription medications, diagnostics, and imaging. LifeMD PC capabilities are supported by robust partnerships as further discussed below. No revenue was recorded related to the LifeMD PC during the year ended December 31, 2021.

Dermatology: NavaMD

Launched in the first quarter of 2021, NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

Restorsea’s clinically proven skincare technology platform is the result of more than $50 million invested in R&D and intellectual property development, and Restorsea has received at least 35 patents along with broad industry and academic acclaim, with its breakthrough clinical results having been published in the peer-reviewed Journal of Drugs in Dermatology and Journal of Clinical and Aesthetic Dermatology. NavaMD is one of the first direct-to-patient brands to offer this advanced skincare technology.

Allergy, Asthma & Immunology: Cleared

In January 2022, the Company acquired Cleared, a telehealth brand that provides personalized treatments for allergy, asthma, and immunology. Its offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma, and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a network of medical professionals and providers in all 50 states, a growing pipeline of pharmaceutical partners, and treatments and tests that cost up to 50 percent less than the brand-name competition. The offerings include free consultations and ongoing care from U.S.-licensed allergists and nurses.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online SaaS platform that allows users to create, edit, convert, sign and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company increased its ownership of WorkSimpli to 85.6%.

WorkSimpli was ranked in the top 4,160 websites globally, in which it was also ranked in the top 563 for specific countries with more than 19 million registrants globally. Since its launch, WorkSimpli has converted or edited over 14 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 102,000 active subscriptions as of December 31, 2021.

Customers

Our customer base includes men and women seeking virtual primary care and virtual medical treatment for hair loss, men’s sexual health issues, dermatology, and allergy and asthma. No single customer accounted for more than 10% of net sales for the years ended December 31, 2021 and 2020.

Industry Overview and Market Opportunity

We are focused on revolutionizing the way that patients access healthcare to positively impact their long-term health and satisfaction. In the United States, healthcare spending is currently $4.0 trillion and is expected to grow to $6.2 trillion by 2028, according to the Centers for Medicare & Medicaid Services. Despite this growing spend, the existing healthcare system is fragmented and inefficient, lacks price transparency, and is generally unfriendly to the consumer. In addition, a myriad of issues related to insurance coverage and other cost barriers stand in the way of many Americans getting the treatment they need in a timely and efficient manner. Patients are at the mercy of a multitude of gatekeepers at every level – with the service provider, in acquiring medication, and in the insurance reimbursement process – leading to confusion and frustration for consumers. A 2018 Journal of Patient Experience paper found that among 9,166 patients surveyed through the national Medical Expenditure Panel Survey Database, only 28% of respondents rated their satisfaction with their healthcare experience as “optimal;” 61% of respondents rated their satisfaction as “average;” and 11% said “poor.” A 2021 PwC Health Research Institute paper found that 75% of consumers would like a wellness visit or physical to be able to happen at home. Additionally, a 2021 SPH Analytics’ ongoing consumer telehealth survey found that 70% of patients prefer virtual visits over an in-person appointment to save time.

We believe that telehealth platforms like LifeMD will fundamentally shift how patients think about and access healthcare in the U.S. – by necessity and by preference. With the average wait time to see a physician in the U.S. now greater than 29 days according to a 2018 Merritt Hawkins Survey and the U.S. projected to have a significant shortfall of licensed physicians by 2030, the U.S. healthcare infrastructure must change to accommodate patients. At the same time, consumers are ready for better options.

We believe we are in the early stages of the digitization of healthcare; additionally, telehealth’s adoption has been rapidly expedited by the emergence of the global coronavirus pandemic. Doctors across the U.S. were forced to close offices and adopt telehealth in short order as the novel coronavirus took hold of the U.S. in 2020. Telehealth, and, more specifically, direct-to-consumer telehealth, has since cemented itself as a mainstream way to access healthcare. A December 2021 report from the U.S. Department of Health and Human Services found that 25.6 million Medicare primary care visits were provided via telehealth in 2020 compared to 400,000 in 2019, an increase of 63 times the number of Medicare primary care visits provided via telehealth in 2019.

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

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare focused company in 2018, with a compounded annual growth rate in revenue of nearly 173% since 2019 and growth accelerating to 149% in 2021 as compared to 2020. We believe this validates our significant long-term investments in developing our human capital, technology, brand-awareness, operations, and customer acquisition. Our continued investment in, and expansion of, our core brands and their offerings will further create opportunities to acquire new customers and increase the lifetime value of our customers.

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

Continue to Grow Our Market Share in Indications We Already Treat

There remains a large and unaddressed market within primary care, hair loss, erectile dysfunction, men’s health, dermatology, and in allergies and asthma into which we intend to continue to aggressively scale in 2022 and beyond. We plan to continue to build a robust operational infrastructure to enable us to not only provide better patient care, but drive better unit economics for our business.

Expand Into New Indications

We intend to leverage our infrastructure to launch new offerings within and around our existing brands. A multitude of opportunities exist to expand our product offerings under our current brand portfolio, and we plan to deploy new products and services in 2022 and beyond that will meet the needs of our existing customer base while enabling us to attract new customer patients across a broader range of indications.

Pursue Opportunities for Joint Ventures, Partnerships, and Inorganic Growth Initiatives

We believe that our business model – direct-to-patient telehealth – will be disruptive to the world of traditional healthcare services, pharmaceutical products, medical devices, and diagnostics. Our proven ability to launch and scale telehealth offerings in a capital-efficient manner will likely be valuable to organizations in the traditional healthcare market segment seeking to take advantage of this new delivery model. We believe we are well-positioned to form joint ventures and additional partnerships with existing traditional healthcare companies, and we are actively exploring avenues and partners for new ventures.

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

Reduce Product Returns

We continue to evolve our return policies and believe we have the opportunity to further reduce customer return rates. We have identified several opportunities that span policy change, process improvement, and consumer education to reduce return rates and increase overall customer satisfaction.

Invest in Supply Chain

We plan to continue to make significant investments in our supply chain to meet the requirements of our growing business. Our supply chain is instrumental to both supporting growth and improving business performance. While we currently partner with several third-party manufacturing and logistics companies, physician networks, and prescription medication fulfillment companies, we are evaluating opportunities to further build our own internal capabilities in these areas.

We anticipate that growth of our products and services will span entirely new markets in healthcare, including:

● Services and Content: We plan to offer services that provide customers the opportunity to interact with telehealth in new ways, including digital apps, counseling and family consultations.

● Use Cases: We believe we can broaden the range of use cases addressed by market need, including the treatment of new conditions with the launch of new brands and the expansion of existing brand offerings to covering complementary clinical indications.

Competition

The markets we sell into are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in the hair loss, immune support, men’s health, dermatology, primary care, allergy, and document management verticals. We also compete with traditional mass merchandisers, drug store chains, and independent pharmacies.

Our competitors include, among others, Teledoc, Ro, Thirty Madison, Inc., Icebreaker Health, Inc., Hims & Hers Health, Inc., and GoodRx, Inc. Many of our competitors are substantially larger and more experienced than us, have longer operating histories, higher visibility and brand recognition, and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

Competitive Strengths

We take a patient-centric approach to telehealth, with a strong emphasis on the quality-of-care we deliver to our patients. Our human capital and know-how, proprietary technology platform, and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

High-Quality Care

Our telehealth platform is designed to give consumers more control over their healthcare spending; greater convenience in how and when they pursue or receive care; and better outcomes as hurdles to healthcare services are removed for the care or medications patients need. We are committed to exceptional care and an exceptional customer service experience for patients and customers.

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

Proprietary and Scalable Technology Platform

Our in-house telehealth infrastructure is continually being improved as we scale, and this flexible infrastructure can be repurposed for any variety of existing or future telehealth brands. This flexible platform allows for rapid development and scale of new telehealth brands as we identify attractive specialty verticals. Additional key capabilities of this platform include proprietary staffing algorithms for case-load balancing, full CRM functionality, integration with an affiliated 50 state physician network, national third-party pharmacy network, fully integrated electronic medical record system, synchronous and asynchronous communications, and more.

● Patient Care Center: We launched a dedicated patient care center in November 2020 staffed by LifeMD employees, which includes approximately 135 employees and is led by an experienced operations and customer experience team. We believe the hands-on capabilities of the patient care center will continue to drive high levels of patient satisfaction across our telehealth platforms.

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

Management Team

Our management team has deep experience in healthcare services, technology, finance, and direct-to-consumer and traditional advertising such that we believe we are uniquely positioned to expand our patient-base while providing quality services and product offerings at efficient customer-acquisition costs.

Intellectual Property

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection and confidentiality, patents, and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials from third-parties, and we rely on those third-parties to defend their proprietary rights, copyrights, and technologies.

From time-to-time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include ShapiroMD Hair Growth Experts® and Cleared®. Trademark applications have been filed and are being prosecuted for RexMD, LifeMD and NavaMD. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.

We rely primarily on proprietary trade secrets and extensive experience to operate our online direct response marketing platform. We have two U.S. patents relating to our Shapiro MD products’ method for treatment of hair loss with a combination of natural ingredients with one granted on March 24, 2015 and the other on January 3, 2017. In order to protect the confidentiality of our intellectual property, including trade secrets, know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants, and vendors to contractually protect such information.

Manufacturing and Supply Chain

We use third parties to manufacture and package our OTC products according to the formulas and packaging guidelines we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating, and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

Government and Environmental Regulation

FDA and Federal Trade Commission (“FTC”)

Our business is heavily regulated by the FDA and the FTC. The FDA enforces the Federal Food, Drug and Cosmetic Act (the “FDCA”) and Dietary Supplement Health and Education Act (“DSHEA”) as they pertain to foods, food ingredients, cosmetics and dietary supplement production and marketing. Dietary supplements are regulated as a category of food, not as drugs. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws. Our hair loss products are regulated as cosmetics under the FDCA.

The FDA imposes Good Manufacturing Practice (“GMP”) guidelines to ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. GMP guidelines include requirements for establishing quality control procedures, designing, and constructing manufacturing plants, testing ingredients, and finished products and record keeping and handling of consumer product complaints. The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements and cosmetics, including the power to monitor claims made in product labeling, to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings.

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

In addition to the foregoing, our operations and those of our partners are subject to federal, state and local government laws and regulations, including those relating to the practice of medicine, telehealth and the prescribing of prescription medications. We believe we are in substantial compliance with all material governmental regulations applicable to our operations.

Data Privacy and Security Laws

The data we collect and process is an integral part of our products and services, allowing us to ensure our prices are accurate and relevant, and reach and advertise to consumers with savings information. We collect and may use personal information to help run our business (including for analytical and marketing purposes) and to communicate and otherwise reach our consumers. In some instances, we may use third party service providers to assist us in the above.

We endeavor to treat our consumers’ data with respect and maintain consumer trust. We provide consumers options designed to allow them to control the use and disclosure of their data, such as allowing consumers to opt out of any marketing requests, opt out of the use of marketing cookies, pixels and technologies on our platform, and request deletion of their data.

Since we receive, use, transmit, disclose and store personally identifiable information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). The CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was passed on November 3, 2020 and will enter into force on January 1, 2023, with a look-back to January 2022. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty.

Additionally, the FTC, and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act.

In addition, HIPAA, which we believe does not currently apply to most of our business as currently operated, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Healthcare Fraud and Abuse Laws

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers and self-pay patients.

The federal false claims, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious, or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.

The federal Health Insurance Portability and Accountability Act of 1996 created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

State Licensing Requirements

Certain states have enacted laws regulating companies that offer and market discount medical plans, including prescription drug plans, subscription membership programs, or discount cards, such as our prescription offering. These state laws are intended to protect consumers from fraudulent, unfair, or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain the required licenses, certifications or registrations to offer and market these subscription discount programs may result in civil penalties, receipt of cease-and-desist orders, or a restructuring of our operations.

State Corporate Practice of Medicine and Fee Splitting Laws

With respect to our telehealth platform, we contract with our physician-owned professional corporation, LifeMD PC, to deliver our telehealth offerings to its patients in the United States. We entered into a management services agreement with LifeMD PC pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services. In addition, our platform enables consumers to opt in to use our prescription offering and/or fill their prescriptions through a third-party mail-order pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities.

Human Capital

As of December 31, 2021, we employed 232 employees, of which 196 were full-time, 2 were part-time, and 34 were temporary employees. Of our total employees, 135 were based at our patient care center in Greenville, SC. We use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

We expect headcount to continue to grow in the future, especially as we continue to focus on recruiting employees in technical functions, in various functions related to our operations as a publicly traded company, and to support our continued growth. We pride ourselves on hiring people who not only have the skills required to perform their respective roles, but also share in the Company’s mission.

To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. We also provide comprehensive benefits, including health insurance for employees and dependents, 401(k) match for employees and unlimited paid time off for exempt employees. In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Our employees are supported with training to ensure compliance with our policies. We adhere to our business code of conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.

COVID-19 Response

On March 11, 2020, the United States declared a national emergency in response to the COVID-19 pandemic. Subsequently, states enacted stay-at-home orders to slow the spread of the virus that causes COVID-19, and reduce the burden on the U.S. health care system. In response to COVID-19, our senior leadership assessed the impact across our entire team. Our objective was to ensure the health, safety, and well-being of our employees, customers, and the communities we service. Our response to COVID-19 and financial performance in 2021 was a direct result of the dedication and strength of our team members and our strong culture.

Corporate History

LifeMD, Inc. was formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 19, 2021, we changed our name to LifeMD, Inc. Further, in connection with changing our name, we changed our trading symbol to LFMD.

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

Any of these reports or documents may also be obtained by writing to: Investor Relations; c/o LifeMD, Inc., 236 Fifth Avenue, Suite 400, New York, NY 10001.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Business and Industry

We have generated net losses, we anticipate increasing expenses in the future, we have not yet achieved profitability, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $61.3 million and $60.5 million in the years ended December 31, 2021 and 2020, respectively. We had total stockholders’ equity of approximately $21.7 million as of December 31, 2021. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

Our cash flows from operations were negative for the years ended December 31, 2021 and 2020. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects. We cannot assure you that we will be able to achieve profitability, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon establishing increased cash flow from operations or securing other sources of financing. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall, and our shareholders may lose all or a significant portion of their investment.

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

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity, or if our solution does not drive customer engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our telehealth platform, as well as on our ability to continue to grow our existing business and expand into new indications. Negative publicity concerning our platform or brands, or the telehealth market as a whole, could limit market acceptance of our offerings. If our customers do not perceive the benefits of our telehealth products and services, or if our products do not drive customer retention, then our market may not develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns, negative publicity regarding patient confidentiality and privacy in the context of telehealth, and resistance from third party payors could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

We may not be successful in launching treatments for new indications.

Our initial offerings focused on men and women seeking solutions for hair loss and men seeking treatment for erectile dysfunction. A substantial majority of our annual revenue to date has come from these two indications. We will continue to launch several indications within our current brands of focus and have launched new brands, including a tele-dermatology brand focused on skincare. This part of our business is new and still developing. We have less experience marketing to patients within these new verticals, and as a result, our efforts to attract new customers may not be as successful.

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

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

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

In order to acquire new customers and patients, and to incentivize existing customers and patients to purchase more of our offerings, we use social media platforms, search engine marketing, emails, text messages, our Patient Care Center, influencers, and many other online and offline marketing strategies to reach new customers and patients. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others, or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

Changes to social networking or advertising platforms’ terms of use, terms of service, or traffic algorithms that limit promotional communications, impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms, disruptions, or downtime experienced by these platforms or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers, or others. Any such inappropriate use of social media, emails and text messages could also cause reputational damage and adversely affect our business.

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

Our business relies heavily on Facebook, Google, Amazon, and many other social networks and search engines for customer acquisition, and any changes and restrictions to the advertising policy of these platforms could materially adversely affect our net revenue and business.

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

We first launched our e-commerce platform in 2016 and our telehealth platform in December of 2019. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers’ and patients’ subscription-based purchases of prescription and over the counter products made available through our platform. We expect to expand the conditions for which customers can seek treatment from providers, including fulfillment of prescription medication, through our platform and, as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

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

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise:

●	perceived risks associated with the use of our platform, telehealth, or similar technologies generally, including those related to privacy and customer data;

●	our inability to expand into new conditions and to attract providers qualified to treat those conditions;

●	regulatory developments that affect our business, including in healthcare, data privacy and security, and consumer protection;

●	competitors offering telehealth options or technologies for customers and the rate of acceptable of those solutions as compared to our platform;

●	perceived difficulty or complexity of obtaining a medical consultation or prescription on our platform; and

●	negative reviews of providers treating our customers.

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

The market for our products is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, and changing consumer demands and behaviors. We are expanding our business by offering access to consultation and treatment options for new conditions, and it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

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

The introduction by competitors of solutions or offerings that are or claim to be superior to our platform or offerings may create market confusion, which may make it difficult for potential customers to differentiate between the benefits of our offerings and competitive solutions. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of products and services we make available. If a competitor develops a product or business that competes with, or is perceived to be superior to our offerings, or if a competitor employs strategies that place downward pressure on pricing within our industry, our revenue may decline significantly or may not increase in line with our forecasts, either of which could adversely affect our business, financial condition, and results of operations.

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do, and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

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

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $37.3 million for the year ended December 31, 2020 to $92.9 million for the year ended December 31, 2021. Our number of full-time employees has increased significantly over the last few years, from 56 employees as of December 31, 2020 to 196 employees as of December 31, 2021.

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

Our success depends on our continued ability to maintain customer access to a network of qualified healthcare providers, which include medical doctors, physician assistants, and nurse practitioners. If LifeMD PC is unable to recruit and retain licensed physicians and other qualified providers to perform services on our platform, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers, or difficulty meeting regulatory requirements. The failure to maintain or to secure new, cost-effective arrangements may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers, and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Any failure to offer high-quality support may adversely affect our relationships with customers and healthcare providers, and in turn our business, financial condition, and results of operations.

In using our platform, our customers depend on our care and support, including our Patient Care Center, to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for patient care and support. We also may be unable to modify the nature, scope, and delivery of our offerings or patient care and support to compete with changes in solutions provided by our competitors. Increased customer demand for support could increase costs and adversely affect our business, financial condition, and results of operations. Our revenue is highly dependent on our reputation and on positive recommendations from our customers, providers, and partners. Any failure to maintain high-quality patient care and support or a market perception that LifeMD PC does not maintain high-quality patient care and support, could adversely affect our reputation, our ability to sell the offerings on our platform, and in turn our business, financial conditions, and results of operations.

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

We may pursue inorganic methods of growth, including strategic acquisitions and mergers in the future, to add complementary or strategic companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

●	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;

●	difficulties in integrating and managing the combined operations, technologies, technology platforms, and products of the acquired companies, and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

●	regulatory complexities of integrating or managing the combined operations or expanding into other industries or parts of the healthcare industry;

●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;

●	failure to successfully further develop the acquired technology or realize our intended business strategy;

●	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

●	unanticipated costs associated with pursuing acquisitions;

●	failure to find commercial success with the products or services of the acquired company;

●	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;

●	failure to successfully onboard customers or maintain brand quality of acquired companies;

●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;

●	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and

●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

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

Additionally, competition within our industry for acquisitions of business, technologies, and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets can be a driver of long-term growth, when we expand into international markets, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, providers, and suppliers in countries other than the United States is an opportunity for growth for us going-forward. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:

●	uncertain legal and regulatory requirements applicable to telehealth and prescription medication;

●	our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;

●	multiple, conflicting, and changing laws and regulations such as tax laws, privacy, and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

●	obtaining regulatory approvals or clearances where required for the sale of our offerings, products, devices, and services in various countries;

●	requirements to maintain data and the processing of that data on servers located within the United States or in such countries;

●	protecting and enforcing our intellectual property rights;

●	logistics and regulations associated with prescribing medicine online and engaging with partner pharmacies to ship the prescribed medication;

●	natural disasters, political and economic instability, including wars, terrorism, social, or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

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

In recent years, the United States and other significant markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. This has been the case in 2021 as a result of the COVID-19 pandemic. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our offerings and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

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

We depend on LifeMD PC and their providers to deliver quality healthcare consultations and services through our platform. Through our platform, providers are able to prescribe medication fulfilled by a partner pharmacy. Any interruption in the availability of a sufficient number of providers or supply from our partner pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with LifeMD PC, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our partner pharmacies in the near term, we cannot guarantee that we will be able to find, diligence, and engage with a replacement partner in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with LifeMD PC or partner pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

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

Further, through our agreement with our third-party credit card processor, we are indirectly subject to payment card association operating rules, and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Any such difficulties or failures with respect to the payment systems we utilize may have an adverse effect on our business.

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

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.

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

As our business strategies develop, we must add additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We may be subject to claims that we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated medical group constitutes unlawful fee splitting.

We have contracted with physician-owned professional corporations (“P.C.’s”) or professional associations (“P.A.’s”) to facilitate the delivery of telehealth services to their patients. We have entered into a management services agreement with our affiliated medical group pursuant to which we provide these P.C.’s and P.A.’s with a comprehensive set of non-clinical management and administrative services. The affiliated medical group is solely responsible for practicing medicine and all clinical decision-making and will pay us for our management services from the fees collected from patients. This relationship is subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons. Corporate practice of medicine laws and enforcement varies by state. In some states, decisions and activities such as contracting with third party payors, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

In addition, corporate practice of medicine restrictions are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in a state, solely because we provide management services to a provider licensed in the state or facilitate the provision of telehealth to a resident of the state. State medical practice boards, other regulatory authorities, or other parties, including the physicians or other providers in our affiliated medical group or with whom we otherwise contract, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated medical group constitutes unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement with providers that interfere with our business and other materially adverse consequences.

Risks Related to Governmental Regulation

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. We currently accept payments only from our customers - not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like us, or if we determine that we will facilitate payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations may materially increase.

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

Our business is subject to a variety of federal, state, local, and international laws, and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like ours or if we determine that we will change our business model and accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations may materially increase. Failure to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of being in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from participation in government healthcare programs (if applicable), such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Our operations may be subject to environmental, health, and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations concern, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the clean-up of hazardous substance releases, and the emission or discharge of materials into the air or water. Although we currently incur limited expenditures in connection with these environmental, health, and safety laws and regulations, if we fail to comply with the requirements of such laws and regulations or if such laws change significantly in the future, we could incur substantial additional costs to alter our manufacturing processes and/or adjust our supply chain management. Such changes could also result in significant inventory obsolescence. Compliance with environmental, health and safety requirements could also restrict our ability to expand our facilities in the future.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors (if applicable); our contractual relationships with LifeMD PC, other third-party providers, vendors, and customers; our marketing activities; and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation, or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing, or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,463 to $22,927 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement, or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations, and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations, or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory, or accreditation authorities will not result in a determination that could adversely affect our operations.

State legislative and regulatory changes specific to the area of telehealth law may present the LifeMD PC any remaining third-party medical groups and independent physicians on our platform with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

LifeMD PC’s third-party medical groups’, and independent physicians’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, the practice of medicine, and healthcare delivery in general in that jurisdiction. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Because this is a developing area of law and regulation, we continually monitor compliance in every jurisdiction in which we operate. However, we cannot be assured that third-party medical groups’, or independent providers’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. This risk is especially acute in the healthcare industry given the level of government spending, oversight, and control over the industry as a whole. Compliance with these evolving laws, regulations, and interpretations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

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

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and state and local authorities, including pharmaceuticals, OTC drugs, OTC devices, cosmetics, and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet—or significant changes to—any federal, state, or local requirements attendant to the sales and marketing of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII, including the California Confidentiality of Medical Information Act. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the LifeMD PC and the providers and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

We also publish statements to our customers through our privacy policy consent to telehealth, and terms and conditions, that describe how we handle health information or other PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny.

For example, the CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, the CPRA, was passed on November 3, 2020 and will enter into force on January 1, 2023, with a look-back to January 2022. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

Our business, including our ability to operate and to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, features, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or providers share with us, or regarding the manner in which the express or implied consent of customers or providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality, or features.

If our security measures fail or are breached and unauthorized access to a consumer’s data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and customers.

Our services involve the storage and transmission of customers’ and our vendors’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, consumers, customers, and others, as well as the protected health information, or PHI, of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive consumer or partner data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customers, vendors, or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

Risks Related to Intellectual Property

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

Our intellectual property includes a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to any currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that we may issue in the future, with respect to pending or future patent applications, may not provide sufficient broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

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

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. Furthermore, effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our services are available over the Internet. We may, over time, increase our investment in protecting innovations through investments in filings, registrations, or similar steps to protect our intellectual property, and these processes are expensive and time-consuming.

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

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory, and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition and results of operations.

If we incur product liability claims, such claims could increase our costs; adversely affect our reputation, business, and results of operations; and we may not be able to maintain or obtain insurance.

Our business involves LifeMD PC’s medical providers performing medical consultations and, if warranted, prescribing medication to our customers. This activity, as well as the sale of other products on our platform, exposes us to the risk of negligence and product liability claims.

Some of our products are designed for human consumption and use, and we face liability claims if the use of our products is alleged to have resulted in injury or death claims that may be made by customers, third-party service providers, or manufacturers of products and services we make available. To date, we have not (i) conducted any product recalls, (ii) received any product liability claims from third parties, or (iii) received any reports from an end consumer of any adverse effect resulting from our products. A product recall or liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have an adverse effect on our business, financial condition, and results of operations. While we do maintain product liability insurance coverage, this insurance is subject to deductibles and coverage limitations, and we cannot be sure that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, financial condition and results of operations. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial, could divert management attention, and may result in adverse publicity or result in reduced acceptance of our platform and offerings. These liabilities could prevent or interfere with our growth and expansion efforts. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

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

Additionally, if our cloud or data centers vendors are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability, or adversely affect client renewal rates.

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

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability, or adversely affect client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

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

Our results of operations have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	new developments on our platform or in our product offerings;

●	our ability to attract and retain providers to our platform;

●	changes in our pricing policies and those of our competitors;

●	our ability to execute our plans to add treatment options and provider expertise for additional medical conditions;

●	long-term treatment outcomes of customers on our platform;

●	medical, technological, or other innovations in our industry or in connection with specific products that we make available on our platform;

●	our ability to maintain relationships with customers, partners, and suppliers;

●	our ability to retain key members of our executive leadership team;

●	breaches of security or privacy;

●	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

●	costs related to litigation, investigations, regulatory enforcement actions, or settlements;

●	changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

●	announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;

●	our ability to make accurate accounting estimates and appropriately recognize revenue for our platform and offerings for which there are no relevant comparable products;

●	instability in the financial markets;

●	global economic conditions;

●	the duration and extent of the COVID-19 pandemic; and

●	political, economic, and social instability, including terrorist activities, and any disruption these events may cause to the global economy.

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

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of NASDAQ, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (“Board”), particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income and sales taxes, which could harm our results of operations.

There is a risk that certain state tax authorities where we do not currently file a state income tax return or collect sales tax could assert that we are liable for state and local income and sales taxes based upon income, sales, or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income and sales tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties, and interest may adversely impact our results of operations.

Risks Related to our Patient Care Center

In the past we have, and in the future we may actively employ social media and Patient Care Center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security, or reputational damage.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and the Federal Trade Commission. For example, adverse events, product complaints, off-label usage by physicians, unapproved marketing, or other unintended messages could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

A material disruption in our information systems, including our website and Patient Care Center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.

We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website and our Patient Care Center are important parts of our integrated connected customer strategy, and customers use these systems as information sources on the range of products available to them and as a way to order our products. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber-attacks, or other security breaches, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies, and/or the enhancement of existing systems. Any material disruption in our information systems, delays, or difficulties in implementing or integrating new systems, or enhancing or expanding current systems, could have an adverse effect on our business (in particular our Patient Care Center and online operations), and our operating results and could lead to reduced net sales and reputational damage.

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

Risks Related to Investments in our Securities

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our Certificate of Incorporation, as amended, Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our Board, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our Bylaws authorize our Board to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

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

Your ownership interest may be adversely affected by the future issuance of additional shares of our common stock or preferred stock.

We are in a capital intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock and preferred stock. We are currently authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Additionally, the Board may subsequently approve increases in authorized common stock and preferred stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our already outstanding common stock and preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares or preferred shares, or the perception that such issuance could occur, could adversely affect the prevailing market price of our already outstanding common stock and preferred stock. A decline in the price of our common shares or preferred shares could make it more difficult to raise funds through future offerings of our preferred shares, common shares or securities convertible into common shares.

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

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results, and financial condition.

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

As of December 31, 2021, we had 3,888,438 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of one warrant to purchase one share of Common Stock at exercise prices ranging from of $1.40 to $12.00 per share over the next nine years.

As of December 31, 2021, we had a total of 4,257,233 stock options outstanding under our various option categories, including (1) service-based options, (2) performance-based options, and (3) options issued under our newly formed 2020 Equity and Incentive Plan and the 2021 Amendment thereto. Each option provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding options consist of one option to purchase one share of Common Stock at exercise prices ranging from of $1.00 to $21.02 per share over the next five to ten years.

On January 8, 2021, the shareholders of the Company approved the 2020 Equity Incentive Plan (“the 2020 Plan”). The 2020 Plan is administered by the Compensation Committee and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021. As of January 1, 2021, the 2020 Plan provided for the issuance of up to 1,650,000 shares of Common Stock. On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of December 31, 2021, total authorization under the 2020 Plan was 3,150,000 shares. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan will be administered by the Compensation Committee of the Board.

As of December 31, 2021, the Company had 375,375 and 600,000 shares of outstanding Restricted Stock Units under the 2020 Plan and outside of the 2020 Plan, respectively.

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

In September 2021, the Company entered into two underwriting agreements (the “Preferred Underwriting Agreement” and “the Common Underwriting Agreement”) with B. Riley Securities, Inc. (“B. Riley”). Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Preferred Stock Offering”). In addition, the Company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. The option was not exercised. Under the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 shares of common stock (including 500,000 shares pursuant to B. Riley’s option) (the “Common Shares”), par value $0.01 per share, of the Company at a public offering price of $6.00 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Common Stock Offering”). The Preferred Stock Offering and Common Stock Offering collectively referred to as the “October 4, 2021 Offerings”, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million. The Company used a portion of the net proceeds to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and intends to use the remaining net proceeds to fund the segregated dividend account, for working capital and general corporate purposes including, but not limited to, new patient customer acquisition expenses and capital expenditures.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses that our non-public competition does not incur. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We have identified a material weakness in our internal control over financial reporting.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing our management concluded that our internal control over financial reporting is not effective as of December 31, 2021 because of material weaknesses. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. It could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All of our facilities are leased domestically including an office space located in Puerto Rico, a U.S. territory. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2023 and a patient care center in Greenville, South Carolina for which the lease expires in 2024. Additionally, we lease warehouse space in Lancaster, Pennsylvania for which the lease expires in 2022.

Leased premises range from approximately 1,000 to 14,000 square feet with monthly rents ranging from $2,100 per month to $34,425 per month.

We believe that our existing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. For additional information on pending legal proceedings see Note 9—Commitments and Contingencies to our consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of LifeMD are traded on the Nasdaq Global Market under the symbol to “LFMD”.

Approximate Number of Equity Security Holders

As of March 4, 2022, there were approximately 305 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Global Market on March 4, 2022 was $3.22. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

Dividend Policy

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. We currently expect to retain all future earnings for use in the operation and expansion of our business. The declaration and payment of any cash dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition, and contractual restrictions, if any.

Recent Sales of Unregistered Securities

Other than any sales that were already disclosed under a Current Report on Form 8-K during the year ended December 31, 2021, there have been no sales of unregistered securities by the Company as of such date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2021, as compared to the fiscal year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2021 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

LifeMD, Inc. is a diversified online direct-to-patient marketing and telehealth company with a portfolio of health and wellness brands. Our products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products through third party partner channels. We market branded and generic prescription drugs that are then sold and shipped online directly to consumers in all 50 states and District of Columbia and Puerto Rico. We have also established a 50-state affiliated medical group that provides virtual consultations to our patients. Since inception, we have treated over 490,000 patients nationwide. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider, us and pharmacy.

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth.

Developments in 2021

Key developments in our business during 2021 are described below:

Financing Transactions

On February 11, 2021, we consummated the closing of a private placement offering (the “February 2021 Offering”), whereby pursuant to the securities purchase agreement (the “February 2021 Purchase Agreement”) entered into by the Company and certain accredited investors on February 11, 2021, the Investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately $14.0 million (the “Purchase Price”). The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

On June 1, 2021, we entered into a securities purchase agreement (the “June 1, 2021 Purchase Agreement”) with a financial institution (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15.0 million (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”) of which 500,000 warrants were issued to the Purchaser upon closing. The Company received gross proceeds of $15.0 million. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Offerings noted below to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, (the “Securities Act”), which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. There were 70,786 shares of common stock sold under the ATM Sales Agreement as of December 31, 2021 and net proceeds received were $493,481. Under the 2021 Shelf, the Company had the ability to raise up to $150 million, of which $58.5 million was utilized during the year ended December 31, 2021. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of December 31, 2021.

In September 2021, the Company entered into the Preferred Underwriting Agreement and the Common Underwriting Agreement with B. Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its Series A Preferred Stock under the Preferred Stock Offering. In addition, the Company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. The option was not exercised. Under the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 shares of common stock (including 500,000 shares pursuant to B. Riley’s option) under the Common Stock Offering. The Preferred Stock Offering and Common Stock Offering collectively referred to as the “October 4, 2021 Offerings”, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts, and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million. The Company used a portion of the net proceeds to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement.

The Series A Preferred Stock is perpetual and has no maturity date. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and liquidation rights. Holders of Series A Preferred Stock have no voting rights except in the case of certain dividend repayments. The Series A Preferred Stock is redeemable at our option on or after October 15, 2022. The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July and October of each year. The first dividend on the Series A Preferred Stock sold in this offering was declared on December 23, 2021 to holders of record as of January 4, 2022 and was paid on January 14, 2022. The first dividend in included in the Company’s results of operations for the year ended December 31, 2021.

During the year ended December 31, 2021, we issued an aggregate of 873,047 shares of common stock related to the cashless exercise of options.

During the year ended December 31, 2021, we issued an aggregate of 375,000 shares of common stock for the exercise of stock options for cash proceeds of $670,750.

During the year ended December 31, 2021, we issued an aggregate of 162,033 shares of common stock for the exercise of warrants for cash proceeds of $480,609.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated a transaction to restructure the ownership of WorkSimpli, (the “WSS Restructuring”). To effect the WSS Restructuring, the Company’s wholly-owned subsidiary Conversion Labs PR, entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

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

Partnerships

On July 13, 2021, the Company entered into an agreement to engage Quest Diagnostics Incorporated (“Quest Diagnostics”) as the Company’s laboratory services provider to perform certain clinical laboratory diagnostic services based on orders submitted to Quest Diagnostics by licensed health care providers who are under contract with the Company and are authorized under U.S. federal or state law to order laboratory tests.

On July 14, 2021, the Company entered into an agreement to engage Axle Health Inc. (“Axle Health”) to assist the Company in establishing a platform to enable patients of the Company’s medical practice clients (“MP Clients”) to schedule certain nursing services, including blood draws, injections, and other basic healthcare services, and to furnish operational support services to medical practices using the platform. In connection with the agreement, Axle Health granted the Company a revocable, nontransferable, non-exclusive right and license to install and use the software and other technology relating to the platform to facilitate the scheduling and provision of certain nursing services to patients of MP Clients.

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a state-of-the-art, digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly Fast Healthcare Interoperability Resource format. Particle Health’s platform, and patient consent, allow licensed affiliated medical providers on the LifeMD virtual primary care platform to gain instant access to comprehensive patient health records from a database covering over 90% of the US population, therefore enabling best-in-class, personalized care through a deeper understanding of their patients’ medical histories.

On August 30, 2021, the Company signed a letter of intent with Prescryptive Health (“Prescryptive”), a healthcare technology company empowering consumers by improving the way healthcare is delivered. The partnership is expected to accelerate growth for both companies by combining LifeMD’s expanding direct-to-patient telehealth brands and the LifeMD virtual primary care platform with Prescryptive’s best-in-class digital pharmacy fulfillment and e-prescribing technology platform.

Appointments and Resignations of Officers and Directors

Chief Digital Officer

On January 5, 2021, our board of directors (“Board”) appointed Mr. Bryant Hussey as the Company’s Chief Digital Officer. Bryant Hussey, age 45, combines over 20 years senior and executive level management with both direct-to-consumer and traditional e-commerce companies. From 2018 to 2020, he was the Chief Digital Officer for AVS Products, LLC., a direct response nutraceutical company acting as Playboy’s global licensee for sexual wellness supplements. From 2009 to 2018 he was the Vice President of Marketing for Atlantic Coast Brands, an omni-channel international beauty company which has serviced more than 10 million customers. Bryant’s undergraduate studies were in Economics at St. Peters University and he also attended New York University completing professional studies programs in Integrated Marketing.

Chief Medical Officer

On January 11, 2021, our Board appointed Dr. Anthony Puopolo as the Company’s Chief Medical Officer. Anthony Puopolo, age 49, combines over 20 years of experience in medicine and wellness. In 2018 he founded Alpha Medical Group, where he serves as president to present. From September 2019 to December 2020, he served as a staff physician at Teledoc. From July 2017 to December 2020, he served as a regional medical director at Swift MD. In January 2014 he founded the Integrative Wellness Medical Group, where he remained until May 2017. From August 2010 to May 2017, he served as a partner staff physician at Sharp-Rees Stealy Medical Group (“Sharp-Rees”). From September 2008 to July 2010, he served as afloat physician at Sharp-Rees. From September 2005 to August 2008, he served at the mental health clinic of the 121st General Hospital in South Korea, first as a chief of outpatient and medical director of alcohol treatment center, then as chief of inpatient at the psychiatric ward. From September 2004 to August 2005, he served as a staff physician and chief of outpatient at the mental health clinic at the U.S. military base of Camp Casey in South Korea. He has an undergraduate degree from Tufts University and a Medical Degree from Boston University School of Medicine.

Chief Business Officer

On February 3, 2021, our Board appointed Corey Deutsch as our Chief Business Officer. Corey Deutsch has over 5 years of experience in various healthcare finance roles. In May 2020, Mr. Deutsch founded a long only hedge fund focused exclusively on the healthcare end-market. From June 2019 through June 2020, Mr. Deutsch served as an investment professional at Amulet Capital Partners, a healthcare focused private equity firm. From November 2018 to June 2019, Mr. Deutsch was an investment professional for Arsenal Capital Partners, a middle-market healthcare private equity firm. From June 2016 to November 2018, Mr. Deutsch was an investment banker at MTS Health Partners, a boutique investment bank focused on the healthcare sector. Mr. Deutsch is also currently an advisor for Heat Biologics, an oncology focused pharmaceutical Company. He received his undergraduate degree from the University of Pennsylvania, graduating Summa Cum Laude with a B.A. in economics. On February 4, 2022, Mr. Deutsch was terminated from his position at the Company, and the parties are pursuing a potential return to a consulting relationship.

Chief Financial Officer

On February 4, 2021, Mr. Juan Manuel Piñeiro Dagnery submitted to the Board his resignation from his position as Chief Financial Officer of the Company (the “Resignation”). Mr. Dagnery did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Mr. Dagnery continued to serve as an executive of the Company, assuming the role of Chief Revenue Officer, effective on the date of the Resignation.

On April 2, 2021 (the “Effective Date”), Mr. Juan Manuel Piñeiro Dagnery resigned from his position as Chief Revenue Officer. Mr. Dagnery did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Dagnery’s resignation, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. Mr. Benathen combines over 18 years of experience in financial, operational, and consumer products/services senior management. Previously, he had been involved in six companies in the consumer, technology and media industries holding positions including Chief Financial Officer, Vice President, and Director. From 2017 through January 2021, Mr. Benathen was the Chief Financial Officer for Blink Holdings, Inc. (dba Blink Fitness), a national fitness company. From 2014 to 2017, he was Vice President of Finance for Blink Fitness. From December 2010 to January 2014, he was Senior Manager of Corporate Finance of ANN, Inc., a NYSE-listed retail company that focused on women’s fashion. Mr. Benathen is also currently a director of Baruch College Alumni Association and past Trustee of the Baruch College Fund, a charitable and alumni arm of Baruch College. He has an undergraduate degree from Baruch College with Honors.

President

On June 10, 2021, the Board appointed Mr. Alex Mironov as the Company’s President. Mr. Mironov brings a wealth of knowledge from his over 20 years of experience leading business development, mergers, and acquisitions, as well as corporate strategy in the pharmaceutical space, most recently at Covis Pharma, a global private pharmaceutical company backed by Apollo Global Management, Inc., an investment manager with nearly half a trillion of total assets under management. Over his career, Mr. Mironov has led transactions in the pharmaceutical space totaling over $5 billion in value including M&A, licensing, and equity and debt financings. At Covis, he served as Chief Business Officer from 2016 to 2021, leading global business development and M&A, corporate strategy, and life-cycle management, and taking responsibility for over half a dozen transformational transactions, which significantly contributed to the accelerated growth and expansion of Covis to over 50 global markets and new therapeutic segments. His contributions at Covis directly led to revenues increasing over 10x during his tenure. Prior to Covis, Mr. Mironov held similar roles focusing on a buy and build strategy at Alvogen, Pernix Pharma, Esprit Pharma, EKR Therapeutics, and Valera Pharma.

Principal Accounting Officer

On February 4, 2022, Maria Stan was appointed as Controller and Principal Accounting Officer of the Company. Ms. Stan combines more than 20 years of experience in accounting and finance, operational advisory, and international relations. Prior to her promotion to Principal Accounting Officer, Ms. Stan had served as Controller of the Company since March 2021. Ms. Stan was a Director in the accounting and advisory practice of Eventus Advisory Group, a Boutique CFO solutions firm focused on structuring financial and accounting processes, from 2017 to 2021. She also held a position as Vice President and Controller for Kaplan North America, a subsidiary of Graham Holdings Company, a NYSE-listed company, with operations in the US, Latin America, Europe, and Asia, from 2009 to 2017. Ms. Stan’s career started in public accounting at Ernst & Young where she ascended to Manager in 2003 and then Senior Manager at KPMG in the audit and advisory practice from 2004 to 2009. Ms. Stan speaks three languages including English, Spanish, and Portuguese. She is a Certified Public Accountant. She earned her bachelor’s in accounting from the City University of New York at Brooklyn College.

Board of Directors

On September 8, 2021, Happy Walters voluntarily resigned from his position as a member of the Board. Mr. Walters did not resign as a result of any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

On September 8, 2021, our Board appointed Mr. Naveen Bhatia as a member of the Board. Mr. Bhatia is a private investor. From 2013 to 2020, he was a Senior Director in the Tactical Opportunities Group of Blackstone, a leading global investment business specializing in alternative asset classes. Before joining Blackstone, Mr. Bhatia was a Managing Director at 40 North Industries LLC, a private investment firm where he focused on special situations equity and debt investments, both public and private. Prior to 40 North, he was a Principal at a family office in New York. From 2003 to 2008, Mr. Bhatia was a Co-Founder and Partner of Eagle Lake Capital LLC, a private investment partnership focused on fundamental, value investing across the capital structure. He started his career as a member of the Restructuring Group at Rothschild. Mr. Bhatia received a BA in Public Health from The Johns Hopkins University. He has served as a director of various public and private companies, currently serving as a member of the Board of Directors of private companies Blue Yonder, EquipmentShare, RG Barry, and CRG Financial. From 2010-2019, Mr. Bhatia served as Chairman of the Board of Cotton Holdings, a leading, global infrastructure support services company. He was also an Adjunct Professor at Columbia Business School and taught Applied Security Analysis I & II for eight years.

On November 8, 2021, Dr. Eleanor C. Mariano voluntarily resigned from her position as a member of the Board. Dr. Mariano did not resign as a result of any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

Manufacturing and Supply Chain

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

The ongoing impact on business activity brought about by COVID-19 continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. Among other things, our supply chain is subject to the effects of COVID-19, as well as to natural disasters and other events beyond our control, such as raw material, component, and labor shortages; global and regional shipping and logistics constraints; work stoppages; power outages; and the physical effects of climate change, including changes in weather patterns. In addition, human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. Although we do not believe that raw materials used in the products we sell are sourced from regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of modest increases in (i) pricing on air and ocean freight, as well as for component and product parts, (ii) the overall time to receive shipments, and (iii) the overall time for shipment and delivery to our customers from third-party shippers.

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, at a special meeting of the stockholders, the Company’s stockholders approved the 2020 Plan. The 2020 Plan provided for the issuance of up to 1,500,000 shares of the Company’s common stock to the Company’s employees, non-employee directors, consultants and advisors. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan is administered by the Compensation Committee of the Board.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. For additional information see Note 7—Stockholders’ Equity to our consolidated financial statements included in this report.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Our financial results for the year ended December 31, 2021 are summarized as follows in comparison to the year ended December 31, 2020:

	December 31, 2021		December 31, 2020
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$68,197,128	73.43%	$30,561,163	81.95%
WorkSimpli revenue, net	24,678,678	26.57%	6,732,747	18.05%
Total revenue, net	92,875,806	100%	37,293,910	100%

Cost of telehealth revenue	17,549,550	18.90%	8,572,490	22.99%
Cost of WorkSimpli revenue	445,844	0.48%	288,696	0.77%
Total cost of revenue	17,995,394	19.38%	8,861,186	23.76%

Gross profit	74,880,412	80.62%	28,432,724	76.24%

Selling and marketing expenses	82,541,956	88.87%	39,053,441	104.72%
General and administrative expenses	39,569,738	42.61%	44,958,999	120.55%
Other operating expenses	3,452,196	3.72%	1,076,663	2.89%
Customer service expenses	2,838,831	3.06%	716,325	1.92%
Development costs	778,772	0.83%	446,749	1.20%
Total expenses	129,181,493	139.09%	86,252,177	231.28%

Operating loss	(54,301,081)	(58.47)%	(57,819,453)	(155.04)%
Other expenses, net	(7,015,275)	(7.55)%	(2,582,398)	(6.92)%
Loss from operations before income taxes	(61,316,356)	(66.02)%	(60,401,851)	(161.96)%
Income tax provision	(7,700)	(0.01)%	(122,500)	(0.33)%
Net loss	(61,324,056)	(66.03)%	(60,524,351)	(162.29)%
Net loss attributable to non-controlling interest	(426,352)	(0.46)%	(1,877,408)	(5.03)%
Net loss attributable to LifeMD, Inc.	(60,897,704)	(65.57)%	(58,646,943)	(157.26)%
Preferred stock dividends	(871,476)	(0.94)%	-	-%
Deemed distribution to holders of common and Series B Preferred Stock	-	-%	(4,716,021)	(12.65)%
Net loss attributable to common shareholders	$(61,769,180)	(66.51)%	$(63,362,964)	(169.91)%

Total revenue for the year ended December 31, 2021 was approximately $92.9 million, an increase of 149% compared to approximately $37.3 million for the year ended December 31, 2020. The increase in revenues was attributable to both the increase in telehealth revenue of 123% and an increase in WorkSimpli revenue of 267%. Telehealth revenue accounts for 73% of total revenue and has increased in the year ended December 31, 2021 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 27% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and over-the-counter (“OTC”) products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 103% to approximately $18.0 million for the year ended December 31, 2021 compared to approximately $8.9 million for the year ended December 31, 2020. The combined cost of revenue was due to increased sales volume when compared to the year ended December 31, 2020. Telehealth costs increased to 26% of associated telehealth revenues experienced during the year ended December 31, 2021, from 23% of associated telehealth revenues during the year ended December 31, 2020. WorkSimpli costs decreased to 2% of associated WorkSimpli revenues for the year ended December 31, 2021, from 4% of associated WorkSimpli revenues for the year ended December 31, 2020.

Gross profit increased by approximately 163% to approximately $74.9 million for the year ended December 31,2021 compared to approximately $28.4 million for the year ended December 31, 2020, as a result of increased combined sales. Gross profit as a percentage of revenues was 81% for the year ended December 31, 2021 compared to 76% for the year ended December 31, 2020. Gross profit as a percentage of revenues for telehealth was 74% for the year ended December 31, 2021 compared to 72% for the year ended December 31, 2020, and for WorkSimpli was 98% for the year ended December 31, 2021 compared to 96% for the year ended December 31, 2020. The increase in gross profit was principally attributable to higher product costs experienced during the year ended December 31, 2020, from the use of new suppliers, at higher costs, resulted from the impact of COVID-19 related disruptions to product supply chain.

Operating expenses for the year ended December 31, 2021 were approximately $129.2 million, as compared to approximately $86.3 million for the year ended December 31, 2020. This represents an increase of 50%, or $42.9 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the year ended December 31, 2021, the Company had an increase of approximately $43.5 million, or 111% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current year ended December 31, 2021 sales growth reported above. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the year ended December 31, 2021, stock-based compensation was $12.0 million, with the majority related to stock compensation expense attributable to service-based stock options, as compared to stock-based compensation expense of $37.0 million for the year ended December 31, 2020. This category also consists of merchant processing fees, payroll expenses for corporate employees, amortization expense and legal and professional fees. During the year ended December 31, 2021, the Company has had a decrease of approximately $5.4 million in general and administrative expenses, primarily related to the decrease in stock-based compensation costs referenced above, partially offset by an increase in legal and professional fees and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges, and IT services for our online products. During the year ended December 31, 2021, the Company had an increase of approximately $2.4 million, or 221%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the year ended December 31, 2021, the Company had an increase of approximately $2.1 million, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the year ended December 31, 2021, the Company had an increase of approximately $332 thousand, primarily resulting from technology platform improvements and amortization expenses.

Other Expenses

	Year Ended December 31,
	2021	2020
Interest expense, net	$3,019,716	$1,667,536
Loss on debt extinguishment	3,995,559	914,862
Total	$7,015,275	$2,582,398

Other expenses, which consist of interest expense and loss on debt extinguishment, for the year ended December 31, 2021 increased by approximately $4.4 million compared to the year ended December 31, 2020. The increase in interest expense is primarily attributable to interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement. Loss on debt extinguishment is attributable to the extinguishment of the June 1, 2021 Purchase Agreement of $4,180,473 in October 2021 partially offset by the gain on debt forgiveness of Paycheck Protection Program loans of $184,914 recorded during the year ended December 31, 2021. Other expense consisted of interest expense and acceleration of debt discount for the year ended December 31, 2020 of approximately $500 thousand. Loss on debt settlement is attributable to the issuance of common shares and warrants in exchange for debt during the year ended December 31, 2020.

Working Capital

	December 31, 2021	December 31, 2020
Current assets	$44,921,440	$12,412,731
Current liabilities	22,825,589	13,932,433
Working capital	$22,095,851	$(1,519,702)

Working capital increased by approximately $23.6 million during the year ended December 31, 2021. The increase in current assets is primarily attributable to an increase in cash of approximately $32.2 million due to the net proceeds received from the October 4, 2021 Offerings. Current liabilities increased by $8.9 million which was primarily attributable to an increase in accounts payable and accrued expenses as a result of the overall increase in sales volume and the Company extending payables and credit terms with vendors during the year ended December 31, 2021.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020
Net loss	$(61,324,056)	$(60,524,351)
Net cash used in operating activities	$(33,085,489)	$(12,131,614)
Net cash used in investing activities	$(3,402,289)	$(798,136)
Net cash provided by financing activities	$68,636,742	$21,002,201
Net increase in cash	$32,148,964	$8,072,451

Since inception, the Company has funded operations through the collection from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors, and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $33.1 million for the year ended December 31, 2021, as compared with approximately $12.1 million for the year ended December 31, 2020. The significant factors contributing to the cash used in operations during the year ended December 31, 2021, include the net loss of approximately $61.3 million (inclusive of $12.1 million in non-cash stock-based compensation charges), principally offset by the Company’s increase in accounts payable and accrued expenses of approximately $9.0 million, loss on extinguishment of debt of approximately $4.0 million, and amortization of debt discount of approximately $2.1 million.

Net cash used in investing activities for the year ended December 31, 2021 was approximately $3.4 million, as compared with net cash used in investing activities of $798 thousand for the year ended December 31, 2020. Net cash used in investing activities was primarily due to cash paid for capitalized software costs of approximately $3.1 million, the purchase of equipment of approximately $247 thousand and the purchase of an intangible asset of approximately $22 thousand.

Net cash provided by financing activities for the year ended December 31, 2021 was approximately $68.6 million as compared with net cash provided by financing activities of approximately $21.0 million for the year ended December 31, 2020. During the year ended December 31, 2021, financing activities consisted of (1) net proceeds of $14.9 million from the private placement whereby investors purchased (a) a senior secured redeemable debenture in the aggregate principal amount of $15.0 million and (b) warrants to purchase up to an additional 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share, pursuant to the June 1, 2021 Purchase Agreement, (2) net proceeds of $13.5 million from the private placement of 608,696 common shares, at a purchase price of $23.00 per share for aggregate gross proceeds of $14.0 million pursuant to the February 2021 Purchase Agreement, (3) net proceeds from the exercise of options and warrants during the period of approximately $1.2 million, (4) net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $0.5 million, in connection with our filed shelf registration and launch of an at-the-market program on June 8, 2021, (5) our entry into a merchant funding agreement pursuant to which we may obtain cash advances, and (6) the October 4, 2021 Offerings whereby the Company received total net proceeds of $55.3 million. These increases in net cash from financing activities were partially offset by the repayment of $15.0 million outstanding on the June 1, 2021 Purchase Agreement, repayment of notes payable, and the purchase of the additional membership interest of WorkSimpli.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes which the Company has been successful in achieving to date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, and market and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months, (3) the Company’s ability to raise up to $150 million under the 2021 Shelf, of which $58.5 million was utilized during the year ended December 31, 2021, with approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of December 31, 2021, (4) management’s ability to curtail expenses if necessary, and (5) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company. The Company intends to use the net proceeds of the financing activities described above for customer acquisition, as well as for working capital and for general corporate purposes.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

The Company records revenue under the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site. In these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14 day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of December 31, 2021 and 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1.5 million and $917 thousand, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns, and rebates on telehealth revenues during the years ended December 31, 2021 and 2020 approximated $4.7 million and $3.3 million, respectively. Customer discounts and allowances on WorkSimpli revenues during the years ended December 31, 2021 and 2020 approximated $1.8 million and $1.0 million, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software, other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2021 and 2020, the Company capitalized $3.6 million and $438 thousand related to internally developed software costs, which is amortized over the useful life and included in development costs on our statement of operations.

Income Taxes

The Company files corporate federal and state tax returns. Conversion Labs PR and WorkSimpli file tax returns in Puerto Rico. Both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2018, remain open to audit by all related taxing authorities.

Stock-based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common stock shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur.

Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year, or January 1, 2021, should the Company elect to early adopt. This standard was adopted on January 1, 2021 and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Application of New or Revised Accounting Standards—Not Yet Adopted

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of our Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its chief executive and chief financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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
(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; and
(iii)	inadequate security and restricted access to computer systems including a disaster recovery plan.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company has added a functioning audit committee and adopted written policies on related party transactions and whistleblower protection. Additionally, the Company has added qualified independent outside directors and hired additional qualified officers and skilled accounting personnel. The other remediation actions planned include:

(i)	re-design of our accounting processes and control procedures;
(ii)	further documentation and implementation of control procedures and the implementation of control monitoring; and
(iii)	identify and remedy gaps in our security and restricted access policies to computer systems and implement a disaster recovery plan.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that materially affected our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item is incorporated by reference to our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022	8-K	2.1	1/12/2022
3.1	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective June 15, 2018	S-1	3.5	6/27/2018
3.1	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective December 16, 2019	DEF 14C	A	12/16/2019
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1.3	10/4/2021
3.2	Bylaws of Immudyne, Inc. effective April 9, 2018	8-K	3.1	4/10/2018
3.2	Certificate of Amendment of Certificate of Incorporation of Conversion Labs, Inc. effective January 21, 2020	8-K	3.1	1/24/2020
3.3	Certificate of Amendment to Articles of Incorporation, filed October 9, 2020	8-K	3.1	10/15/2020
3.3	Certificate of Withdrawal of Series A Preferred Stock	8-K	3.1	8/19/2020
3.4	Certificate of Amendment	8-K	3.1	2/22/2021
3.4	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	3.1	8/31/2020
4.1	Form of Convertible Note	8-K	4.1	8/19/2019
4.2	Form of Warrant	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5	Conversion Labs, Inc. 2020 Equity Incentive Plan	8-K	4.1	1/14/2021
4.6	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.7	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.8	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.9*	Description of Securities
4.10	Form of Debenture	8-K	4.1	6/3/2021
4.11	Form of Warrant	8-K	4.2	6/3/2021
4.12	Form of Senior Indenture	S-3	4.5	6/8/2021
4.13	Form of Subordinated Indenture	S-3	4.6	6/8/2021
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Juan Manuel Piñero Dagnery, dated April 1, 2019	8-K	10.2	3/20/2019
10.3#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019	10-Q	10.10	8/14/2019
10.4	Form of Securities Purchase Agreement	8-K	10.1	8/19/2019
10.5	Form of Lock-Up Agreement	8-K	10.2	8/19/2019
10.6	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.1	5/13/2019
10.7	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.2	5/13/2019
10.8	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019	8-K	10.1	7/31/2019
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR	8-K	10.2	7/31/2019
10.10	Operating Agreement of Conversion Labs RX, LLC	8-K	10.1	6/7/2019

10.11	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds)	8-K	10.4	6/7/2019
10.12	Amendment to Kalkstein Consulting Agreement	8-K	10.1	3/20/2019
10.13	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC	8-K	10.2	6/7/2019
10.14	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters	8-K	10.3	6/7/2019
10.15	Amendment to Kalkstein Consulting Agreement, by and between Conversion Labs, Inc. and Robert Kalkstein	8-K	10.1	3/20/2019
10.16#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick	8-K	10.1	1/24/2020
10.17#	Employment Agreement by and between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.18	Alpha 2019 Note Repayment and Warrant Amendment	10-Q	10.3	5/19/2020
10.19	Alpha 2018 Warrant Amendment	10-Q	10.4	5/19/2020
10.20	Brio 2019 Note Repayment and Warrant Amendment	10-Q	10.5	5/19/2020
10.21	Brio 2018 Warrant Amendment	10-Q	10.6	5/19/2020
10.22	Form of Purchase Agreement	10-Q	10.7	5/19/2020
10.23	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.24	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.25	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.26	Form of Warrant	8-K	10.2	8/31/2020
10.27	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.28	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.29	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.30	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.31	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.32	Letter from Borgers dated September 28, 2020	8-K	16.1	9/29/2020
10.33	Amended Consulting Agreement	8-K	10.1	9/30/2020
10.34	Director Agreement, dated October 21, 2020	8-K	10.1	10/22/2020
10.35	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.36	Form of Registration Rights Agreement	8-K	10.1	11/4/2020
10.37	Form of Lock-Up Agreement	8-K	10.1	11/4/2020
10.38	Director Agreement, dated November 6, 2020	8-K	10.1	11/10/2020
10.39#	Employment Agreement, dated November 20, by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.40#	Employment Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/3/2020
10.41	Consulting Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and JDM Investments, LLC	8-K	10.1	12/3/2020
10.42#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.43#	Amended and Restated Employment Agreement, dated December 21, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/28/2020
10.44#	Employment Agreement, dated January 5, 2021, by and between the Company and Bryant Hussey	8-K	10.1	1/11/2021
10.45#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/14/2021
10.46	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021
10.47	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.48	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.49	Amendment to LSS Operating Agreement	8-K	10.4	1/28/2021
10.50	Fitzpatrick Option Agreement	8-K	10.5	1/28/2021

10.51	Pathak Option Agreement	8-K	10.6	1/28/2021
10.52#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/10/2021
10.53	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.54	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.55#	Employment Agreement, dated January 14, 2021, by and between Conversion Labs, Inc. and Corey Deutsch	8-K	10.1	2/4/2021
10.56#	Consulting Service Agreement, dated April 1, 2020, by and between the Company and JLS Ventures, LLC	10-K	10.56	3/30/2021
10.57#	Amended Employment Agreement, dated February 3, 2021, by and between the Company and Corey Deutsch	8-K	10.2	2/3/2021
10.58#	Resignation and Release Agreement, dated April 2, 2021, by and between the Company and Juan Manuel Piñeiro Dagnery	8-K	10.1	4/2/2021
10.59	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/2021
10.60	Form of Registration Rights Agreement	8-K	10.2	6/3/2021
10.61	Form of Company Security Agreement	8-K	10.3	6/3/2021
10.62	Form of Guarantor Security Agreement	8-K	10.4	6/3/2021
10.63	Form of Guaranty Agreement	8-K	10.5	6/3/2021
10.64	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/2021
10.65#	Employment Agreement, dated June 10, 2021, by and between the Company and Alex Mironov	10-Q	10.8	8/13/2021
10.66#	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2021, by and between the Company and Brad Roberts	10-Q	10.9	8/13/2021
10.67#	Amendment to LifeMD, Inc. 2020 Equity Incentive Plan	10-Q	10.10	8/13/2021
10.68#	Second Amendment to Amended and Restated Employment Agreement, dated June 29, 2021, by and between the Company and Brad Roberts	10-Q	10.11	8/13/2021
10.69#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/2021
10.70#	Renewed Director Agreement, dated July 30, 2021, by and between LifeMD, Inc. and Roberto Simon	8-K	10.1	8/4/2021
10.71#	Non-Qualified Stock Option Agreement by and between the Company and Alexander Mironov, dated June 10, 2021	10-Q	10.14	8/13/2021
10.72#	Director Agreement between LifeMD, Inc. and Naveen Bhatia, dated September 8, 2021	8-K	10.1	9/13/2021
10.73#	Consulting Services Agreement between Naveen Bhatia and LifeMD, Inc., dated September 8, 2021	8-K	10.2	9/13/2021
10.74#	Renewed Director Agreement, dated September 7, 2021, by and between LifeMD, Inc. and John Strawn	10-Q	10.3	11/10/2021
10.75#	Renewed Director Agreement, dated September 20, 2021, by and between LifeMD, Inc. and Dr. Eleanor C. Mariano	10-Q	10.4	11/10/2021
10.76#	Renewed Director Agreement, dated September 21, 2021, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio	10-Q	10.5	11/10/2021
10.77	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.78	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.79	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.88	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney (included on signature page)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date: March 7, 2022

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date: March 7, 2022

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date: March 7, 2022

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Schreiber, Marc Benathen, Maria Stan, Eric Yecies and each of them severally, his or her true and lawful attorney in fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10 K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys in fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date: March 7, 2022

By:	/s/ Stefan Galluppi
Stefan Galluppi
Chief Innovation & Marketing Officer and Director
Date: March 7, 2022

By:	/s/ Naveen Bhatia
Naveen Bhatia
Director
Date: March 7, 2022

By:	/s/ Roberto Simon
Roberto Simon
Director
Date: March 7, 2022

By:	/s/ Bertrand Velge
Bertrand Velge
Director
Date: March 7, 2022

By:	/s/ John Strawn
John Strawn
Director
Date: March 7, 2022

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director
Date: March 7, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LifeMD, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LifeMD, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

How We Addressed the Matter in Our Audit

We obtained an understanding over management’s process to estimate the fair value of stock options, including how each of the estimates required are developed to utilize the Black-Scholes simulation option-pricing models. We applied the following audit procedures related to testing management’s estimates utilized in the option-pricing model: We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management who informed us that no future dividends were currently anticipated. We compared to the Company’s risk-free interest rate used to comparable United States treasury yield for a term comparable to the stock options’ expected term. We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term. We recalculated the expected term of stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

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

Marlton, New Jersey
March 7, 2022

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$41,328,039	$9,179,075
Accounts receivable, net	980,055	997,757
Product deposit	203,556	816,765
Inventory, net	1,616,600	1,264,258
Other current assets	793,190	154,876
Total Current Assets	44,921,440	12,412,731
Non-current Assets
Equipment, net	233,805	-
Right of use asset, net	1,752,448	274,437
Capitalized software, net	2,995,789	375,983
Intangible assets, net	19,761	339,840
Total Non-current Assets	5,001,803	990,260
Total Assets	$49,923,243	$13,402,991
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$20,654,819	$12,143,420
Notes payable, net	63,400	779,132
Current operating lease liabilities	607,490	93,001
Deferred revenue	1,499,880	916,880
Total Current Liabilities	22,825,589	13,932,433
Long-term Liabilities
Noncurrent operating lease liabilities	1,178,544	192,322
Contingent consideration on purchase of WorkSimpli	100,000	100,000
Total Liabilities	24,104,133	14,224,755
Commitments and contingencies (Note 9)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,175 and $1,045 per share as of December 31, 2021 and 2020, respectively	4,110,822	3,655,822
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 and zero shares issued and outstanding, liquidation value approximately, $25.62 and $0 per share as of December 31, 2021 and 2020, respectively	140	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 30,704,434 and 23,433,663 shares issued, 30,601,394 and 23,330,623 outstanding as of December 31, 2021 and 2020, respectively	307,045	234,337
Additional paid-in capital	164,517,634	77,779,370
Accumulated deficit	(141,921,085)	(80,151,905)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity (Deficit)	22,740,033	(2,301,899)
Non-controlling interest	(1,031,745)	(2,175,687)
Total Stockholders’ Equity (Deficit)	21,708,288	(4,477,586)
Total Liabilities and Stockholders’ Equity (Deficit)	$49,923,243	$13,402,991

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenues
Telehealth revenue, net	$68,197,128	$30,561,163
WorkSimpli revenue, net	24,678,678	6,732,747
Total revenues, net	92,875,806	37,293,910
Cost of revenues
Cost of telehealth revenue	17,549,550	8,572,490
Cost of WorkSimpli revenue	445,844	288,696
Total cost of revenues	17,995,394	8,861,186
Gross profit	74,880,412	28,432,724

Expenses
Selling and marketing expenses	82,541,956	39,053,441
General and administrative expenses	39,569,738	44,958,999
Other operating expenses	3,452,196	1,076,663
Customer service expenses	2,838,831	716,325
Development costs	778,772	446,749
Total expenses	129,181,493	86,252,177
Operating loss	(54,301,081)	(57,819,453)
Interest expense, net	(3,019,716)	(1,667,536)
Loss on debt extinguishment	(3,995,559)	(914,862)
Loss from operations before income taxes	(61,316,356)	(60,401,851)
Income tax provision	(7,700)	(122,500)
Net loss	(61,324,056)	(60,524,351)
Net loss attributable to non-controlling interest	(426,352)	(1,877,408)
Net loss attributable to LifeMD, Inc.	(60,897,704)	(58,646,943)
Preferred stock dividends	(871,476)	-
Deemed distribution to holders of common and Series B Preferred Stock	-	(4,716,021)
Net loss attributable to LifeMD, Inc. common stockholders	$(61,769,180)	$(63,362,964)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(2.29)	$(4.44)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(2.29)	$(4.44)
Weighted average number of common shares outstanding:
Basic	27,007,961	14,275,153
Diluted	27,007,961	14,275,153

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, December 31, 2019	-	$-	10,680,730	$106,807	$15,663,626	$(16,594,917)	$(163,701)	$(988,185)	$(141,056)	$(1,129,241)
Stock compensation	-	-	-	-	18,656,141	-	-	18,656,141	-	18,656,141
Stock issued for services	-	-	2,900,000	29,000	18,276,000	-	-	18,305,000	-	18,305,000
Sale of warrants	-	-	-	-	25,000	-	-	25,000	-	25,000
Exercise of warrants	-	-	379,957	3,800	618,963	-	-	622,763	-	622,763
Exercise of stock options	-	-	535,600	5,356	297,044	-	-	302,400	-	302,400
Cashless exercise of warrants	-	-	1,472,556	14,726	(14,726)	-	-	-	-	-
Cashless exercise of stock options	-	-	534,774	5,348	(5,348)	-	-	-	-	-
Sale of common stock	-	-	294,120	2,941	247,059	-	-	250,000	-	250,000
Sale of stock in private placement, net	-	-	3,368,421	33,684	14,866,536	-	-	14,900,220	-	14,900,220
Shares issued for share liability (proceeds received in prior period)	-	-	2,722,187	27,222	2,154,231	-	-	2,181,453	-	2,181,453
Common stock issued for debt exchange agreement	-	-	96,923	969	1,163,893	-	-	1,164,862	-	1,164,862
Common stock issued for conversion of debt	-	-	447,763	4,478	1,114,930	-	-	1,119,408	-	1,119,408
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(157,223)	(157,223)
Deemed dividend from down-round provision in common stock shares yet to be issued	-	-	-	-	-	(194,024)	-	(194,024)	-	(194,024)
Deemed dividend from warrant price adjustments	-	-	-	-	1,216,021	(1,216,021)	-	-	-	-
Deemed dividend from warrants issued and BCF with Series B Convertible Preferred Stock	-	-	-	-	3,500,000	(3,500,000)	-	-	-	-
Rounding due to reverse split	-	-	632	6	-	-	-	6	-	6
Net loss	-	-	-	-	-	(58,646,943)	-	(58,646,943)	(1,877,408)	(60,524,351)
Balance, December 31, 2020	-	-	23,433,663	234,337	77,779,370	(80,151,905)	(163,701)	(2,301,899)	(2,175,687)	(4,477,586)
Stock issued for services	-	-	1,347,875	13,479	12,058,180	-	-	12,071,659	-	12,071,659
Exercise of stock options	-	-	375,000	3,750	667,000	-	-	670,750	-	670,750
Exercise of warrants	-	-	162,033	1,620	478,989	-	-	480,609	-	480,609
Cashless exercise of stock options	-	-	873,047	8,730	(8,730)	-	-	-	-	-
Warrants issued for debt instruments	-	-	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Sale of common stock in private placement, net	-	-	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Sale of common stock under ATM, net	-	-	70,786	708	492,773	-	-	493,481	-	493,481
Sale of Series A Preferred Stock	1,400,000	140	-	-	33,506,360	-	-	33,506,500	-	33,506,500
Sale of common stock	-	-	3,833,334	38,334	21,798,093	-	-	21,836,427	-	21,836,427
Series A Preferred Stock Dividend	-	-	-	-	-	(871,476)	-	(871,476)	-	(871,476)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Purchase of additional membership interest of WorkSimpli	-	-	-	-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of non-controlling interest for additional investment	-	-	-	-	(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	-	-	(60,897,704)	-	(60,897,704)	(426,352)	(61,324,056)
Balance, December 31, 2021	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,324,056)		$(60,524,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,090,236		817,118
Amortization of capitalized software	512,887		62,153
Amortization of intangibles	342,310		335,612
Write-down of inventory	57,481		-
Depreciation of fixed assets	13,560		-
Acceleration of debt discount	-		500,145
Loss on debt extinguishment, net	3,995,559		914,862
Operating lease payments	22,700		4,533
Stock issued for services	-		18,305,000
Stock compensation expense	12,071,659		18,656,141
Deferred tax liability	-		(70,000)
Changes in Assets and Liabilities
Accounts receivable	17,702		(816,756)
Product deposit	613,209		(666,765)
Inventory	(409,823)		(314,199)
Other current assets	(638,314)		95,595
Deferred revenue	583,000		807,328
Accounts payable and accrued expenses	8,966,401		9,761,970
Net cash used in operating activities	(33,085,489)		(12,131,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(3,132,693)		(398,136)
Purchase of equipment	(247,365)		-
Purchase of intangible assets	(22,231)		-
Payment to seller for contingent consideration	-		(400,000)
Net cash used in investing activities	(3,402,289)		(798,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	13,495,270		14,900,220
Proceeds from issuance of debt instruments	15,000,000		-
Cash proceeds from Series A Preferred and Common Stock Offering	55,342,927		-
Cash proceeds from Series B Convertible Preferred Stock	-		2,892,500
Proceeds from convertible notes payable	-		2,350,000
Repayment of debt instruments	(15,000,000)		-
Cash proceeds from sale of common stock	-		2,338,349
Cash proceeds from sale of common stock under ATM	493,481		-
Cash proceeds from exercise of warrants	480,609		622,763
Cash proceeds from exercise of options	670,750		302,400
Cash proceeds from sale of warrants	-		25,000
Payment of debt issuance costs	-		(15,000)
Preferred stock dividends	(871,476)		-
Purchase of membership interest of WorkSimpli	(300,000)		-
Distributions to non-controlling interest	(144,000)		(157,223)
Proceeds from notes payable	963,965		242,000
Repayment of notes payable	(1,494,784)		(2,498,808)
Net cash provided by financing activities	68,636,742		21,002,201
Net increase in cash	32,148,964		8,072,451
Cash at beginning of year	9,179,075		1,106,624
Cash at end of year	$41,328,039		$9,179,075
Cash paid for interest
Cash paid during the period for interest	$435,048		$1,665,171
Non-cash investing and financing activities
Cashless exercise of options	$8,730		$-
Cashless exercise of warrants	$-		$49,551
Principal of Paycheck Protection Program loans forgiven	$184,914		$-
Additional purchase of membership in WorkSimpli issued in performance options	$144,022	$
Deemed dividend from warrant price adjustments	$-		$1,289,657
Deemed distribution from warrants issued with Series B Convertible Preferred Stock	$-		$3,500,000
Stock yet to be issued for capitalized costs	$-		$40,000
Deemed distribution from down-round provision on unissued shares	$-		$194,022
Liability to issue common stock	$-		$76,348
Debt issuance costs for liability to issue shares	$-		$219,450
Conversion of convertible notes payable and interest for Series B Convertible Preferred Stock	$-		$607,500
Stock issued for capitalized costs	$-		$12,675
Warrants issued for debt instruments	$6,270,710		$-
Common stock issued for conversion of debt	$-		$1,119,408
Debt exchange agreement	$-		$250,000
Right of use asset	$1,752,448		$274,437
Right of use lease liability	$1,786,034		$285,323

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s skincare products, was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC (now known as “Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%. On February 22, 2021, concurrent with the name change of the parent company to LifeMD, Inc., Conversion Labs PR LLC was renamed to LifeMD PR, LLC.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service (“SaaS”) application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software, LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) (See Note 7) and concurrently increased its ownership stake in WorkSimpli to 85.6%.

Nature of Business

The Company is a direct-to-patient telehealth technology company that provides a smarter, cost-effective and convenient way for patients of its affiliated medical group to access healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including concierge care, men’s sexual health, and dermatology, among others.

The Company’s telehealth platform helps patients access their licensed providers for diagnoses, virtual care, and prescription medications, often delivered on a recurring basis. In addition to its telehealth prescription offerings, the Company sells over-the-counter (“OTC”) products. All products are available on a subscription or membership basis, where a patient can subscribe to receive regular shipments of prescribed medications or products. This creates convenience and often discounted pricing opportunities for patients and recurring revenue streams for the Company.

The Company believes that brand innovation, customer acquisition, and service excellence form the heart of its business. As is exemplified with its first brand, Shapiro MD, it has built a full line of proprietary OTC products for male and female hair loss, Food and Drug Administration (“FDA”) approved OTC minoxidil, an FDA-cleared medical device, and now a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, RexMD, currently offers access to provider-based treatment for erectile dysfunction, as well as treatment for other common men’s health issues, including premature ejaculation and hair loss. In the first quarter of 2021, the Company launched its newest brand, NavaMD, a tele-dermatology and skincare brand for women. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of WorkSimpli, which operates a SaaS application for converting, editing, signing and sharing PDF documents called PDFSimpli. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. The Company subsequently increased its ownership stake in WorkSimpli to its current 85.6%.

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business as well as the expansion of our telehealth opportunities. In May 2019, Conversion Labs RX, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with GoGoMeds.com (“GoGoMeds”). GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020.

CVLB Rx and Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the years ended December 31, 2021 and 2020.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On July 14, 2021, the Company entered into an agreement to engage Axle Health Inc. (“Axle Health”) to assist the Company in establishing a platform to enable patients of the Company’s medical practice clients (“MP Clients”) to schedule certain nursing services, including blood draws, injections, and other basic healthcare services, and to furnish operational support services to medical practices using the platform. In connection with the agreement, Axle Health granted the Company a revocable, nontransferable, non-exclusive right and license to install and use the software and other technology relating to the platform to facilitate the scheduling and provision of certain nursing services to patients of MP Clients.

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a state-of-the-art, digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly Fast Healthcare Interoperability Resource (“FHIR”) format. Particle Health’s platform, and patient consent, allow licensed affiliated medical providers on the LifeMD virtual primary care platform to gain instant access to comprehensive patient health records from a database covering over 90% of the US population, therefore enabling best-in-class, personalized care through a deeper understanding of their patients’ medical histories.

On August 30, 2021, the Company signed a letter of intent with Prescryptive Health (“Prescryptive”), a healthcare technology company empowering consumers by improving the way healthcare is delivered. The partnership is expected to accelerate growth for both companies by combining LifeMD’s expanding direct-to-patient telehealth brands and the LifeMD virtual primary care platform with Prescryptive’s best-in-class digital pharmacy fulfillment and e-prescribing technology platform.

Reverse Stock Split

On October 9, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware (the “Amendment”) in order to effectuate a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split” or “Split”). The Reverse Split was approved by the Financial Industry Regulatory Authority (“FINRA”) and became effective in the market on October 14, 2020. All references to common shares and common share data in these financial statements and elsewhere in this Form 10-K as of December 31, 2021 and 2020, and for the years then ended, reflect the Reverse Split.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock.

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

On June 1, 2021, the Company entered into a securities purchase agreement (the “June 1, 2021 Purchase Agreement”) with a financial institution (the “Purchaser”), pursuant to which the Company sold and issued: (i) a senior secured redeemable debenture (the “Debenture”) in the aggregate principal amount of $15.0 million (the “Aggregate Principal Amount”), and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share (the “Warrant”) of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the June 1, 2021 Purchase Agreement. The Warrant has a term of three years, and the Debenture has a maturity date of three years. The Company received gross proceeds of $15.0 million. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Offerings noted below to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, or “Securities Act”, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital and possible future acquisitions. There were 70,786 shares of common stock sold under the ATM Sales Agreement as of December 31, 2021 and net proceeds received were $493,481. Under the 2021 Shelf, the Company had the ability to raise up to $150 million, of which $58.5 million was utilized during the year ended December 31, 2021. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of December 31, 2021.

In September 2021, the Company entered into two underwriting agreements (the “Preferred Underwriting Agreement” and “the Common Underwriting Agreement”) with B. Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Preferred Stock Offering”). In addition, the Company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. The option was not exercised. Under the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 shares of common stock (including 500,000 shares pursuant to B. Riley’s option) (the “Common Shares”), par value $0.01 per share, of the Company at a public offering price of $6.00 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Common Stock Offering”). The Preferred Stock Offering and Common Stock Offering collectively referred to as the “October 4, 2021 Offerings”, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts, and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million. The Company used a portion of the net proceeds to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and intends to use the remaining net proceeds to fund the segregated dividend account, for working capital and general corporate purposes including, but not limited to, new patient customer acquisition expenses and capital expenditures.

The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The first dividend on the Series A Preferred Stock sold in this offering was declared on December 23, 2021 to holders of record as of January 4, 2022 and was paid on January 14, 2022. The first dividend is included is the Company’s results of operations for the year ended December 31, 2021.

Liquidity Evaluation

As of December 31, 2021, the Company has an accumulated deficit approximating $141.9 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the third quarter of 2022. However, the Company expects these losses to continue to improve. Additionally, the Company expects its burn rate of cash to continue through the third quarter of 2022; however, the Company expects this burn rate to improve and to become cash flow positive by the fourth quarter of 2022. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies, or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $26.7 million as of the filing date, which includes the $13.5 million of net proceeds from the February 2021 Offering and the $55.3 million of net proceeds from the October 4, 2021 Offerings. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months, (3) $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf, (4) management’s ability to curtail expenses, if necessary, and (5) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR, its majority owned subsidiary, WorkSimpli, in addition to LifeMD PC, the Company’s variable interest entity in which we hold a controlling financial interest. The non-controlling interest in WorkSimpli represents the 49% equity interest held by other members of the subsidiary as of December 31, 2020. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31 2021 (see Note 7). CVLB Media, CVLB Rx and Conversion Labs Asia had no activity during both the year ended December 31, 2021 and 2020. CVLB Rx was dissolved during the year ended December 31, 2020.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Variable Interest Entities

In accordance with ASC 810, Consolidation, the Company determines whether any legal entity in which the Company becomes involved is a variable interest entity (a “VIE”) and subject to consolidation. This determination is based on whether an entity has sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest and whether the interest will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company determined that the LifeMD PC entity, the Company’s affiliated medical professional corporation, is a VIE and subject to consolidation. LifeMD PC and the Company do not have any shareholders in common. LifeMD PC is owned by licensed physicians, and the Company maintains a service agreement with LifeMD PC whereby we provide all non-clinical services to LifeMD PC. The Company determined that it is the primary beneficiary of LifeMD PC and must consolidate, as we have both the power to direct the activities of LifeMD PC that most significantly impact the economic performance of the entity and we have the obligation to absorb the losses. As a result, the Company presents the financial position, results of operations, and cash flows of LifeMD PC as part of the consolidated financial statements of the Company. There is no non-controlling interest upon consolidation of LifeMD PC.

Total net loss for LifeMD PC was approximately $1.7 million for the year ended December 31, 2021.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the valuation of inventory, stockholders’ equity-based transactions, estimates to cash flow projections, and liquidity assessment. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit, or cash flows. Given the increase in the Company’s software business and to appropriately conform the Company’s presentation of operating results to industry and accounting standards, the Company has changed their categories for reporting operations. As a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. These reclassifications include: (1) $2,616,034 of merchant processing fees reclassified from selling and marketing expenses to general and administrative expenses, (2) $46,256 of reimbursable expenses reclassified from cost of revenues to other operating expenses, (3) $136,290 of taxes and licensing fees reclassified from other operating expenses to general and administrative expenses and (4) a $349,336 sales return reserve reclassified from accounts receivable, net to accounts payable and accrued expenses for the year ended December 31, 2020.

Revenue Recognition

The Company records revenue under the adoption of ASC 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site. In these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $4.7 million and $3.3 million, respectively, during the years ended December 31, 2021 and 2020.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of December 31, 2021 and 2020, the Company has accrued contract liabilities, as deferred revenue, of approximately $1.5 million and $917 thousand, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on WorkSimpli revenues approximated $1.8 million and $1.0 million, respectively, during the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2021	%	2020	%

Telehealth revenue	$68,197,128	73%	$30,561,163	82%
WorkSimpli revenue	24,678,678	27%	6,732,747	18%
Total net revenue	$92,875,806	100%	$37,293,910	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Year Ended December 31,
	2021	2020
Beginning of period	$916,880	$109,552
Additions	23,430,037	6,885,766
Revenue recognized	(22,847,037)	(6,078,438)
End of period	$1,499,880	$916,880

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2020, the Company had an allowance for bad debt, attributable to a single agent relationship amounting to approximately $133 thousand. This balance was written off as of December 31, 2021. As of December 31, 2021 and 2020, the reserve for sales returns and allowances was approximately $477 thousand and $349 thousand, respectively. For all periods presented the sales returns and allowances were recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Inventory

As of December 31, 2021 and 2020, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at the Amazon fulfillment center. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of December 31, 2021 and 2020, the Company recorded an inventory reserve in the amount of $57,481.

As of December 31, 2021 and 2020, the Company’s inventory consisted of the following:

	December 31,
	2021	2020

Finished Goods - Products	$1,592,654	$1,172,624
Raw materials and packaging components	81,427	149,115
Inventory reserve	(57,481)	(57,481)
Total Inventory - net	$1,616,600	$1,264,258

Product Deposit

Many of our OTC product vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2021 and 2020, the Company has approximately $204 thousand and $817 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2021 and 2020, the Company approximates its implicit purchase commitments to be approximately $511 thousand and $1.6 million, respectively. As of December 31, 2021 and 2020, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2021 and 2020, the Company capitalized approximately $3.6 million and $438 thousand related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (2) a purchased license (with original cost of $200,000) with an estimated useful life of ten years and (3) a purchased domain name (with an original cost of $22,231) with an estimated useful life of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset

Impairment of Long-Lived Assets

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

During the year ended December 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the Small Business Administration (“SBA”) (see Note 5). As of December 31, 2021 and 2020, the PPP loan balance was $63,400 and $248,314, respectively, and is reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

Income Taxes

The Company files corporate federal, state, and local tax returns. Conversion Labs PR and WorkSimpli file tax returns in Puerto Rico; both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2018, remain open to audit by all related taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

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

The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and preferred stock is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2021	2020

Series B Convertible Preferred Stock	1,264,868	1,124,868
Restricted Stock Units (RSUs)	975,375	-
Stock options	4,257,233	4,232,400
Warrants	3,888,438	3,550,471
Potentially dilutive securities	10,385,914	8,907,739

Segment Data

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Segment operating results are reviewed by the chief operating decision maker to make determinations about resources to be allocated and to assess performance. Other factors, including type of business, revenue recognition and operating results are reviewed in determining the Company’s operating segments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and the face amount of notes payable approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of December 31, 2021, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods and four (4) suppliers for packaging, bottling and labeling. As of December 31, 2020, we utilized two (2) suppliers for fulfillment services, two (2) suppliers for manufacturing finished goods, one (1) supplier for packaging and bottles and one (1) supplier for labeling. For the years ended December 31, 2021 and 2020, we purchased 100% of our finished goods from six (6) and two (2) OTC manufacturers, respectively.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year, or January 1, 2021, should the Company elect to early adopt. This standard was adopted on January 1, 2021 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Other Recent Accounting Pronouncements

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

As of December 31, 2021 and 2020, the Company has the following amounts related to intangible assets:

	Intangible Assets as at:
	December 31,		Amortizable
	2021	2020	Life
Amortizable Intangible Assets
Customer relationship asset	$1,006,840	$1,006,840	3 years
Purchased licenses	200,000	200,000	10 years
Website domain name	22,231	-	3 years
Less: accumulated amortization	(1,209,310)	(867,000)
Total net amortizable intangible assets	$19,761	$339,840

The aggregate amortization expense of the Company’s intangible assets for the years ended December 31, 2021 and 2020 was $342,310 and $335,612, respectively. Total amortization expense for 2022 and 2023 is $7,410 per year and $4,941 for 2024. There is no intangible asset amortization to be recognized thereafter.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2021 and 2020, the Company has the following amounts related to accounts payable and accrued expenses:

	December 31,
	2021	2020
Accounts payable	$9,059,214	$10,408,172
Accrued selling and marketing expenses	4,981,453	60,870
Accrued compensation	1,657,843	237,036
Accrued legal and professional fees	-	209,009
Accrued dividends payable	871,476	-
Sales tax payable	2,000,000	125,000
Other accrued expenses	2,084,833	1,103,333
Total accounts payable and accrued expenses	$20,654,819	$12,143,420

NOTE 5 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the SBA until it occurs. During the year ended December 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying consolidated statement of operations.

As of December 31, 2021 and 2020, the PPP loan balance was $63,400 and $248,314, respectively, and is reflected on the Company’s accompanying consolidated balance sheet as current liabilities, within notes payable, net.

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

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $159,494 and $1,667,536 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – LONG-TERM DEBT

Securities Purchase Agreement

As noted above, on June 1, 2021, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Company sold and issued: (i) the Debenture in the aggregate principal amount of $15.0 million and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the June 1, 2021 Purchase Agreement. The total fair value of the 500,000 warrants issued to the Purchaser upon closing was $6,270,710. The total fair value was recorded to debt discount and was included as a reduction to long-term debt. The debt discount was assigned a twelve-month amortization period. Total amortization of debt discount was $2,090,236 and $0 for the years ended December 31, 2021 and 2020, respectively. The Warrant has a term of three years. The Aggregate Principal Amount of the Debenture, together with interest, is due and payable on June 1, 2024. The Debenture bears interest as follows: (i) for the period beginning on June 1, 2021 and ending on the date that is six (6) months thereafter (the “Initial Interest Rate Period”) shall be six percent (6%), (ii) for the period beginning the date following the Initial Interest Rate Period and ending on the date that is three (3) months thereafter (the “Second Interest Rate Period”), nine percent (9%), and (iii) for the period beginning the date following the Second Interest Rate Period and ending on June 1, 2024, twelve percent (12%). Until such time as the obligations shall have been paid in full, the Company shall apply thirty-five percent (35%) of the gross proceeds received by the Company from At-The-Market offerings of its Common Stock to partial redemptions of each Debenture on a pro rata basis. The Company received gross proceeds of $15.0 million (net proceeds of $14.9 million) as a result of the June 1, 2021 Purchase Agreement. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Offerings to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and recorded a loss on debt extinguishment of $4,180,474. The loss on debt extinguishment is included in the accompanying consolidated statement of operations as of December 31, 2021.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $2,405,222 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On October 9, 2020, the Company effectuated the Reverse Split of the Company’s issued and outstanding shares of common stock that became effective in the market on October 14, 2020 (see Note 1). In connection with the Reverse Split, the Company issued approximately 632 shares for rounding.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. Under the 2021 Shelf, the Company had the ability to raise up to $150 million, of which $58.5 million was utilized during the year ended December 31, 2021. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of December 31, 2021.

Series A Preferred Stock

As noted above, in September 2021, the Company entered into the Preferred Underwriting Agreement and the Common Underwriting Agreement with B.Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its Series A Preferred Stock under the Preferred Stock Offering. In addition, the Company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. The option was not exercised. Pursuant to the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 Common Shares under the Common Stock Offering. The offerings, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July and October of each year. The first dividend on the Series A Preferred Stock sold in this offering was declared on December 23, 2021 to holders of record as of January 4, 2022 and was paid on January 14, 2022. The first dividend is included is the Company’s results of operations for the year ended December 31, 2021.

Holders of the Series A Preferred Stock have no voting rights except in the case of certain dividend nonpayments. If dividends on the Series A Preferred Stock are in arrears, whether or not declared, for six or more quarterly periods, whether or not these quarterly periods are consecutive, holders of Series A Preferred Stock and holders of all other classes or series of parity preferred stock with which the holders of Series A Preferred Stock are entitled to vote together as a single class will be entitled to vote, at a special meeting called by the holders of record of at least 10% of any series of preferred stock as to which dividends are so in arrears or at the next annual meeting of shareholders, for the election of two additional directors to serve on our Board until all dividend arrearages have been paid. If and when all accumulated dividends on the Series A Preferred Stock for all past dividend periods shall have been paid in full, holders of shares of Series A Preferred Stock shall be divested of the voting rights set forth above.

The Series A Preferred Stock is perpetual and has no maturity date. The Series A Preferred Stock will be redeemable at our option, in whole or in part, at the following redemption prices, plus any accrued and unpaid dividends up to, but not including, the date of redemption: 1) on and after October 15, 2022 and prior to October 15, 2023, at a redemption price equal to $25.75 per share, 2) on and after October 15, 2023 and prior to October 15, 2024, at a redemption price equal to $25.50 per share, 3) on and after October 15, 2024 and prior to and prior to October 15, 2025 at a redemption price equal to $25.25 per share and 4) on and after October 15, 2025 at a redemption price equal to $25.00 per share. In addition, upon the occurrence of a delisting event or change of control, we may, subject to certain conditions, at our option, redeem the Series A Preferred Stock, in whole or in part within 90 days after the first date on which such delisting event occurred or within 120 days after the first date on which such change of control occurred, as applicable, by paying $25.00 per share, plus any accumulated and unpaid dividends up to, but not including, the redemption date.

Upon the occurrence of a delisting event or a change of control, each holder of Series A Preferred Stock will have the right unless we have provided or provide notice of our election to redeem the Series A Preferred Stock, to convert some or all of the shares of Series A Preferred Stock held by such holder into a number of shares of our common stock (or equivalent value of alternative consideration) per share of Series A Preferred Stock, or the “Common Stock Conversion Consideration”. In the case of a delisting event or change of control, pursuant to which shares of common stock shall be converted into cash, securities or other property or assets (the “Alternative Form Consideration”), a holder of shares of Series A Preferred Stock shall receive upon conversion of such shares of Series A Preferred Stock the kind and amount of Alternative Form Consideration which such holder would have owned or been entitled to receive upon the delisting event or change of control, had such holder held a number of shares of common stock equal to the Common Stock Conversion Consideration immediately prior to the effective time of the delisting event or change of control.

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

If at any time following the twelve (12)-month anniversary of the Closing (a) the prevailing VWAP (as defined in the Series B Designations) of the Common Stock over the trailing ninety (90)-day period is equal to or greater than $15.00 per share ($3.00 pre-split) (subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events), and (b) the average trading volume of the Common Stock over the trailing ninety (90)-day period is equal to or greater than 40,000 shares of Common Stock per day, the Company shall have the right, but not the obligation, in its sole discretion, to elect to convert all, but not less than all, of the then-outstanding shares of Series B Preferred Stock into Common Stock by delivering written notice of such election (the “Forced Conversion Notice”) to the holders of the Series B Preferred Stock within ten (10) Business Days following the satisfaction of the criteria of clauses (a) and (b) above (a “Forced Conversion”). On the Forced Conversion Date (as defined in the Series B Designations), each share of Series B Preferred Stock shall be converted into the number of fully paid and non-assessable shares of Common Stock equal to the quotient of: (x) the sum of (1) the Series B Issue Price, plus (2) any accrued but unpaid dividends on such share of Series B Preferred Stock as of immediately prior to the conversion thereof, including the Preferred Dividends, divided by (y) the Conversion Price of such share of Series B Preferred Stock in effect at the time of conversion. The Forced Conversion Notice shall state (i) the number of shares of Series B Preferred Stock held by such Holder that are proposed to be converted, and (ii) the date on which such Forced Conversion shall occur, which date shall be the thirtieth (30th) day following the date such Forced Conversion Notice is deemed given (a “Forced Conversion Date”).

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

At any time after December 31, 2020, if a sufficient number of shares of Common Stock are not available to effect the conversion of the Series B Preferred Stock outstanding into Common Stock and the exercise of the Warrants, each holder shall have the right, in its sole and absolute discretion (in addition to and not to the exclusion of any remedy such holder may have at law or in equity), to require that the Company redeem (an “Optional Redemption”), to the fullest extent permitted by law and out of funds lawfully available therefor, all or any portion of such holder’s Series B Preferred Stock then outstanding by delivering written notice thereof. The Series B Preferred Stock contains certain Change of Control provisions that preclude permanent equity classification.

Securities Purchase Agreement

On August 28, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), to purchase from the Company an aggregate of 3,500 units (the “Units”), at a purchase price of $1,000 per Unit, each consisting of (i) one share of Series B Convertible Preferred Stock, and (ii) a warrant to purchase 400 shares of common stock of the Company. The warrants are exercisable immediately upon issuance, have a 5 year term, an exercise price of $4.60 per share, and provide for a cashless exercise. The aggregate purchase price for the Units is $3,500,000, of which (i) $2,892,500 is being paid in cash at the closing of the transaction and (ii) $607,500, is being paid by the conversion of the outstanding principal and interest due on the Secured Convertible Promissory Note (the “Note”) issued by the Company to the Investor on July 27, 2020. The Purchase Agreement provides that the Investor may not sell, transfer, or otherwise dispose of the Series B Preferred Stock or warrants (or the shares of Common Stock issuable thereunder) for a period of one year following the closing.

As a result of the Purchase Agreement, the Company recorded a deemed dividend to the holders of the Series B Preferred Stock of $3,500,000 for the value of the warrants and beneficial conversion feature in excess of the purchase price. Additionally, the Company recorded this instrument in the mezzanine section of the accompanying consolidated balance sheet of $3,500,000 for the value of the Series B Preferred Stock redemption feature. This balance was increased by $155,822 for the 13% dividend accrued for the Series B Preferred stockholders for a balance of $3,655,822 as of December 31, 2020. Total dividends accrued for the year ended December 31, 2021 were $455,000 and are included in interest expense on the consolidated statement of operations. The balance for the Series B Preferred Stock was $4,110,822 as of December 31, 2021.

Consulting Agreement – August 2020

On August 31, 2020, the Company entered into a consulting agreement (the “CL1 Consulting Agreement”) with a consultant (“CL1” or “Consultant”), to which Consultant will assist the Company with, among other things, general operations of the business, marketing and branding, and recruiting talent in connection with the Company’s men’s sexual health, hair loss, and PDF businesses (the “Services”). As compensation for the Services, Consultant shall receive from the Company two warrants (“Consulting Warrant 1” and “Consulting Warrant 2” collectively, the “Consulting Warrants”), that entitle Consultant to purchase up to an aggregate of 750,000 of Common Stock of the Company according to the terms and conditions outlined therein, including any restrictions on exercisability. During the five-year term of Consulting Warrant 1, Consultant may purchase up to an aggregate of 500,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock immediately prior to the Closing of $5.20 per share, and Consulting Warrant 1 becomes exercisable as to such shares of Common Stock in 18 equal monthly installments beginning on the date that is six months following the issue date or immediately prior to the consummation of a change of control of the Company. During the five-year term of Consulting Warrant 2, Consultant may purchase up to an aggregate of 250,000 shares of Common Stock, at an exercise price of $5.75 per share, and Consulting Warrant 2 becomes exercisable as to such shares of Common Stock on the date that is 24 months following the issue date or immediately prior to the consummation of a change of control of the Company.

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

The fair value of the Purchased Warrants was approximately $4,743,893, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 161.4%, and risk-free rate of 0.28%. Total amortization of the Consulting Warrants for the years ended December 31, 2021 and 2020 was $2,371,947 and $790,649, respectively, and is reflected in stock-based compensation, with unamortized costs of $1,581,298 remaining at December 31, 2021.

Private Placement Offering – November 2020

On November 3, 2020, the Company consummated an initial closing of a private placement offering (the “Offering”), whereby pursuant to the securities purchase agreement (the “November 2020 Purchase Agreement”) entered into by the Company and certain accredited investors on October 30, 2020 (each an “Investor” and collectively, the “Investors”) the Company sold to such Investors an aggregate of 3,044,529 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $14.46 million (the “Purchase Price”). The Purchase Price was funded on November 3, 2020 (the “Closing Date”) and resulted in net proceeds to the Company of approximately $13.5 million.

Pursuant to the November 2020 Purchase Agreement, the Company agreed, for a period of 90 days from the closing date, not to issue or enter into any agreement to issue any shares of common stock or common stock equivalents with the exception of certain exempt issuances as provided therein.

BTIG, LLC (the “Placement Agent”) acted as exclusive placement agent for the Offering and received cash compensation equal to 6% of the Purchase Price and warrants to purchase 91,336 shares of the Company’s common stock, at an initial exercise price of $4.75 per share, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction (the “PA Warrants”). The PA Warrants may be exercised on a “cashless” basis and will expire on November 3, 2025.

On November 19, 2020, the Company consummated the second and final closing (“Final Closing”) of the Offering, whereby pursuant to the November 2020 Purchase Agreement entered into by the Company and an accredited investor on November 19, 2020 (the “Investor”) the Company sold to the Investor 323,892 shares (the “Shares”) of the Company’s common stock for a purchase price of approximately $1.54 million (the “Purchase Price”). The Purchase Price was funded on November 19, 2020 (the “Closing Date”) and resulted in net proceeds to the Company of approximately $1.4 million. The aggregate gross proceeds to the Company from the Offering was $16 million.

Pursuant to the November 2020 Purchase Agreement, the Company agreed, for a period of 90 days from the closing date, not to issue or enter into any agreement to issue any shares of common stock or common stock equivalents with the exception of certain exempt issuances as provided therein.

BTIG, LLC (the “Placement Agent”) acted as exclusive placement agent for the Offering and received cash compensation equal to 6% of the Purchase Price. In connection with the Final Closing the Placement Agent received warrants to purchase 9,717 shares of the Company’s common stock, at an initial exercise price of $4.75 per share, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction (the “PA Warrants”). The PA Warrants expire on November 19, 2025 and may be exercised on a “cashless” basis.

Convertible Promissory Notes

Beginning May 21, 2020 through May 27, 2020 the Company issued convertible promissory notes (the “May 2020 Notes”) to five (5) accredited investors (each a “May 2020 Investor”, and collectively, the “May 2020 Investors”). The aggregate principal amount of the May 2020 Notes is $1,000,000 for which the Company received gross proceeds of $1,000,000. The May 2020 Notes may be converted into shares of the Company’s common stock at any time following the date of issuance at a conversion price of $2.50 per share, subject to adjustment. During the week ended November 6, 2020, all accredited investors agreed to convert the May 2020 Notes (the “Note Conversions”) pursuant to the terms therein. On November 24, 2020, the Company issued an aggregate of 447,763 shares of common stock related to the Note Conversions at $2.50 per share, resulting in the total principal and interest conversion of $1,119,408.

Options and Warrants

During the year ended December 31, 2021, the Company issued an aggregate of 375,000 shares of common stock related to the exercise of options for total proceeds of $670,750.

During the year ended December 31, 2021, the Company issued an aggregate of 873,047 shares of common stock related to cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 162,033 shares of common stock related to the exercise of warrants for total proceeds of $480,609.

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

Common Stock

Common Stock Transactions During the Year Ended December 31, 2021

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

As noted above, in September 2021, the Company entered into the Common Underwriting Agreement with B.Riley. Pursuant to the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 Common Shares under the Common Stock Offering which closed on October 4, 2021. The Common Stock Offering resulted in net proceeds to the Company of approximately $21.8 million after deducting the underwriting discounts and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt.

During the year ended December 31, 2021, the Company issued an aggregate of 1,347,875 shares of common stock for services rendered.

During the year ended December 31, 2021, the Company sold 70,786 shares of common stock under the ATM Sales Agreement for net proceeds of $493,481.

Common Stock Transactions During the Year Ended December 31, 2020

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

On October 7, 2020, the Company issued a noteholder, who is also a director, 96,923 common shares in connection with a Debt Exchange Agreement dated September 22, 2020 (See Note 10).

Effective October 14, 2020, the Company issued an aggregate of approximately 632 shares for rounding in connection with the Reverse Split.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated the WSS Restructuring. To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR, entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLBPR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

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

The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of WSS for an exercise price of $1.00 per membership interest unit. The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon WSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 3,434 membership interests upon WSS achieving $4,000,000 of gross sales in any fiscal quarter, and (iii) 3,434 membership interests upon WSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Options shall vest in accordance with the following (i) 700 membership interests upon WSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon WSS achieving $4,000,000 of gross sales in any fiscal quarter, and (iii) 700 membership interests upon WSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The first two tranches of performance options granted to Sean Fitzpatrick and Varun Pathak vested immediately after the consummation of the restructuring transaction and therefore have been recorded as part of the acquisition through equity. The third tranche is not deemed probable and therefore has not been recognized to date.

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the 2020 Plan. Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. As of January 1, 2021, the 2020 Plan provided for the issuance of up to 1,650,000 shares of Common Stock. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of December 31, 2021, total authorization under the 2020 Plan was 3,150,000 shares. As of January 1, 2022, the Plan provided for the issuance of up to 3,300,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 633,250 shares as of December 31, 2021.

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

During the year ended December 31, 2021, the Company issued an aggregate of 1,844,500 stock options to employees and advisory board members under the 2020 Plan and the prior plan. These stock options have contractual terms of 5 years to 10 years and vest in increments which fully vest the options over a two-to-three-year period, dependent on the specific agreements’ terms.

A summary of outstanding options activity under our 2020 Plan is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	-	$-		$-
Granted	720,000	7.21 – 8.81	9.76 years	7.73
Balance, December 31, 2020	720,000	7.21 – 8.81	9.76 years	7.73
Granted	1,354,500	4.57 – 21.02	8.99 years	10.34
Exercised	-
Cancelled/Forfeited/Expired	(11,000)	13.74	9.48 years	13.74
Balance at December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41

Exercisable at December 31, 2020	63,750	$7.21 – 8.81	9.79 years	$8.09
Exercisable at December 31, 2021	636,229	$4.57 – 21.02	8.95 years	$9.18

The total fair value of the options granted was approximately $19,101,661, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 – 6.5 years, volatility of 165.44% – 376.18%, and risk-free rate of 0.66% – 1.29%. Total compensation expense under the 2020 Plan options above was approximately $5,566,981 and $341,729 for the years ended December 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $13,418,283 as of December 31, 2021.

A summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	3,114,000	$0.88 – 7.50	4.11 years	$1.60
Granted	824,000	0.80 – 7.95	7.95 years	4.62
Exercised	(1,175,600)	0.88 – 2.00	2.97 years	1.11
Cancelled/Expired/Forfeited	(305,000)	1.00 – 2.00	6.52 years	1.54
Balance, December 31, 2020	2,457,400	0.80 - 7.95	5.25 years	2.30
Granted	490,000	3.78 – 19.61	6.53 years	11.64
Exercised	(1,122,000)	0.80 – 2.00	2.22 years	1.38
Cancelled/Forfeited/Expired	(166,667)	1.50 – 7.50	8.74 years	4.51
Balance at December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45

Exercisable December 31, 2020	1,595,791	$0.80 – 7.95	2.50 years	$2.46
Exercisable at December 31, 2021	1,019,164	$1.00 – 19.61	5.21 years	$3.60

The total fair value of the options granted was approximately $5,269,769, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 – 6.5 years, volatility of 126.64% – 412.48%, and risk-free rate of 0.28% – 1.55%. Total compensation expense under the above service-based option plan was approximately $2,013,749 and $559,512 for the years ended December 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $4,693,484 as of December 31, 2021. Of the total service-based options exercised during the year ended December 31, 2021, 747,000 options were exercised on a cashless basis which resulted in 657,170 shares issued and 375,000 options were exercised for cash.

A summary of outstanding performance-based options activity is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2019	1,375,000	$1.25 – 2.50	5.11 years	$1.71
Cancelled/Expired	(220,000)	1.50 – 2.00	6.01 years	1.70
Balance at December 31, 2020	1,155,000	1.25 – 2.50	4.94 years	1.71
Granted	-
Exercised	(235,000)	2.00	0.03 years	2.00
Cancelled/Forfeited/Expired	(385,000)	1.25 – 2.00	3.94 years	1.67
Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60

Exercisable December 31, 2020	425,000	$2.00	1.18 years	$2.00
Exercisable at December 31, 2021	100,000	$1.75 – 2.50	1.96 years	$2.01

Total compensation expense under the above performance-based option plan was approximately $222,897 for the year ended December 31, 2021. No compensation expense was recognized on the performance-based option plan above for the year ended December 31, 2020 as the performance terms had not been met or were not probable. All of the performance-based options exercised during the year ended December 31, 2021, were exercised on a cashless basis which resulted in 215,877 shares issued.

Restricted Stock Units (RSUs) (under 2020 Plan)

A summary of outstanding RSU activity under our 2020 Plan is as follows:

RSU Outstanding Number of Shares
Balance, December 31, 2019	-
Granted	-
Balance at December 31, 2020	-
Granted	459,250
Vested	(77,875)
Forfeited	(6,000)
Balance at December 31, 2021	375,375

The total fair value of the 459,250 RSUs granted was approximately $5,106,320 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs above was approximately $1,001,536 and $0 for the years ended December 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $4,063,864 as of December 31, 2021. During the year ended December 31, 2021, 77,875 RSUs vested, of which 41,875 RSUs were issued.

RSUs (outside of 2020 Plan)

The Company granted 620,000 RSUs outside of the 2020 Plan during the year ended December 31, 2021. The total fair value of these RSUs was approximately $6,867,600. Total compensation expense for RSUs outside of the 2020 Plan was $846,600 and $16,217,000 for the years ended December 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $6,021,000. During the year ended December 31, 2021, 20,000 RSUs vested and were issued.

On October 21, 2020 and November 6, 2020, the Board of the Company, appointed two new directors to the Board. In connection with the appointments to the Board, the directors each received a one-time grant of 20,000 shares of the Company’s common stock outside of the 2020 Plan.

Appointment of Chief Compliance Officer

On November 20, 2020, the Board of the Company appointed a new Chief Compliance Officer and General Counsel (our “CCO”). In connection with the CCO appointment, our CCO entered into an employment agreement with the Company, which includes stock options to purchase up to 200,000 shares of the Company’s common stock with an aggregate value of $1,765,837.

Appointment of Chief Operating Officer

On November 27, 2020, we appointed a new Chief Operating Officer (“COO”). In connection with the appointment, our COO entered into an employment agreement dated December 21, 2020 (the “Amended and Restated Employment Agreement”) with the Company. In connection with his appointment, our COO was granted: (i) Stock Options (the “Stock Options”) to purchase up to 200,000 shares of the Company’s common stock, with 35,000 of the Stock Options scheduled to vest upon the Company’s shareholders approving a bona fide employee stock option plan (the “Plan”), and the remaining 165,000 Stock Options to vest in equal monthly tranches, based on the passage of time, over the 30 months following the approval of the Plan; and (ii) upon the approval of the Plan, a grant of 10,000 restricted stock units of the Company’s common stock in the form of RSUs, which vested on the one-year anniversary of the Amended and Restated Employment Agreement. The aggregate value of the Stock Options was $1,384,883. On June 29, 2021, the Company and our COO entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Employment Agreement dated December 21, 2020 to provide that our COO is eligible to receive up to 300,000 RSUs, which will vest subject to the Company’s Telehealth Brands (as defined in the Second Amendment) achieving certain revenue milestones. The RSUs will also vest upon a Change of Control (as defined in the Second Amendment).

Appointment of Chief Acquisition Officer

On December 8, 2020, the Company entered into an Amended and Restated Employment Agreement (the “Amended CAO Employment Agreement”) with the Company’s current Chief Acquisition Officer, (our “CAO”), amending and restating in its entirety the Employment Agreement between the Company and our CAO, dated July 26, 2018. Pursuant to the Amended CAO Employment Agreement, our CAO has been granted options to purchase up to 200,000 shares of Common Stock of the Company (the “CAO Options”), which shall vest at a rate of 5,555 options each month for thirty-five (35) consecutive months beginning on the Effective Date, with the final 5,575 shares vesting on December 8, 2023. The aggregate value of these options was $1,497,885.

Additionally, under the Amended CAO Employment Agreement, our CAO is eligible to receive up to three hundred thousand (300,000) RSUs, subject to the Company’s Telehealth Brands (as defined in the Amended CAO Employment Agreement) achieving certain revenue milestones. The RSUs, if, and to the extent issued, will vest upon the earlier of a Change of Control (as defined in the Amended CAO Employment Agreement) or December 8, 2023.

Warrants

A summary of outstanding and exercisable warrant activity is as follows:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2019	2,265,324	$1.00 – 2.50	5.77 years	$1.25
Granted	4,209,596	0.65 – 5.75	5.56 years	3.87
Exercised/Expired	(2,924,449)	0.65 – 0.70	0.82 years	0.96
Balance at December 31, 2020	3,550,471	1.40 – 5.75	5.58 years	4.56
Granted	500,000	12.00	4.67 years	12.00
Exercised	(162,033)	1.75 – 4.75	1.83 years	2.97
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	4.94 years	$5.59

Exercisable December 31, 2020	2,144,700	$1.40 – 5.75	7.67 years	$4.29
Exercisable December 31, 2021	2,621,307	$1.40 – 12.00	6.36 years	$5.98

Total compensation expense on the above warrants for services was approximately $2,419,896 and $1,582,984 for the years ended December 31, 2021 and 2020, respectively, with unamortized expense remaining of approximately $7,917,938.

August 2020 Warrant Inducement

During August 2020, the Company offered an inducement to all 26 warrant holders of our $2.00 strike price warrants, which total 526,846 common stock warrants outstanding, by offering a reduced exercise price of $1.75 (a $0.25 discount) for these warrants if they are immediately exercised. For the year ended December 31, 2020, there were 379,957 of these warrants exercised, and none forfeited or adjusted. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used included common stock volatility of 148.49%, risk free rate of 0.14%, a weighted average term of 1.6 years and the current stock price of the Company as of the date of inducement. Based on the Black-Scholes valuation method, the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $73,636 and received proceeds from the warrants exercised of approximately $623,000 during the year ended December 31, 2020.

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

Amended Consulting Agreement

On September 29, 2020, the parties entered into an amendment to the Consulting Agreement (the “Amended Consulting Agreement”) with Blue Horizon Consulting, LLC (“Blue Horizon”) primarily to change the compensation for services provided by the Consultant. Under the Amended Consulting Agreement, Blue Horizon may receive an aggregate of up to 2,000,000 shares of the Company’s common stock, subject to adjustment, upon the Company reaching certain revenue milestones. Happy Walters, a member of the Board, is the sole owner of Blue Horizon. The Amended Consulting Agreement was approved by the Company’s disinterested directors.

As a result of the Amended Consulting Agreement, the Company recorded stock compensation expense of $15,900,000 during the year ended December 31, 2020, representing the fair value of the 2,000,000 shares of common stock earned under the Amended Consulting Agreement during the year. No shares remained unearned under the Amended Consulting Agreement as of December 31, 2020. A total of 800,000 common shares of the total 2,000,000 shares earned were issued under the Amended Consulting Agreement on October 16, 2020, with the remaining 1,200,000 shares issued on February 24, 2021.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to approximately $12,071,659 and $36,961,141 for the years ended December 31, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was approximately $36,114,569 as of December 31, 2021.

NOTE 8 – LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC 840, Lease Accounting. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.

The Company leases office space domestically under operating leases. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2023 and a patient care center in Greenville, South Carolina for which the lease expires in 2024.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

Fiscal year 2022	$715,969
Fiscal year 2023	703,897
Fiscal year 2024	484,580
Fiscal year 2025	68,850
Less: imputed interest	(187,262)
Present value of operating lease liabilities	$1,786,034

Operating lease expenses were $47,565 and $10,886 for the years ended December 31, 2021 and 2020, respectively, and were included in other operating expenses in our consolidated statement of operations.

Other information related to operating lease liabilities consisted of the following:

	Year Ended December 31,
	2021	2020
Cash paid for operating lease liabilities	$392,241	$90,962
Weighted average remaining lease term in years	3.75	4.08
Weighted average discount rate	7.15%	7.0%

We have elected to apply the short-term lease exception to the warehouse space we lease in Lancaster, Pennsylvania. This lease has a term of 12 months and is not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are $2,100 per month. Additionally, Conversion Labs PR utilizes office space in Puerto Rico, which is currently subleased from Fried LLC, on a month-to-month basis, incurring rental expense of approximately $3,000 per month.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of December 31, 2021 and 2020, no amount was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of December 31, 2021.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2021 and 2020, the Company approximates its implicit purchase commitments to be approximately $511 thousand and $1.6 million, respectively.

Employment and Consulting Agreements

The Company has entered into various agreements with officers, directors, employees and consultants that expire in terms of one to five years. See Note 10.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2021, other than as set forth below, the Company’s management does not believe that there are any potentially material pending legal proceedings.

On April 16, 2021, a purported securities class action lawsuit, captioned David L. Owens, Sr. v. LifeMD, Inc. et al., Case No. 21-cv-03384, was filed in the United States District Court for the Southern District of New York against the Company, Justin Schreiber (LifeMD’s Chairman of the Board and Chief Executive Officer), Juan Pinero Dagnery (LifeMD’s former Chief Financial Officer), and Marc Benathen (LifeMD’s current Chief Financial Officer) (the “Owens, Sr. Lawsuit”). The Owens, Sr. Complaint alleged among other things, that the defendants made false or misleading statements about, and allegedly failed to disclose material adverse facts concerning, the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint did not quantify damages but sought to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock between January 19, 2021 and April 13, 2021. On May 18, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

Similarly, on May 5, 2021, a second purported securities class action lawsuit, captioned Cho v. LifeMD, Inc. et al., Case No. 21-cv-04004, was filed in the United States District Court for the Southern District of New York against the same aforementioned parties (the “Cho Lawsuit”). The Cho Complaint made the same claims as found in the Owens, Sr. Lawsuit, and, similarly, did not quantify damages and sought to recover damages on behalf of investors who purchased or otherwise acquired LifeMD’s common stock during the same, aforementioned time period between January 19, 2021 and April 13, 2021. On May 19, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

On June 7, 2021, a purported Americans with Disabilities class action lawsuit, captioned Sosa v. LifeMD, Inc. et al., Case No. 21-cv-05032, was filed in the United States District Court for the Southern District of New York. The Sosa Complaint alleged, inter alia, that the defendants’ www.rexmd.com had barriers making it inaccessible to the visually impaired needing the assistance of screen-reading software, and therefore, allegedly violated: (i) the Americans with Disabilities Act, 42 U.S.C. § 12181 et seq.; (ii) the New York State Human Rights Law (NYSHRL), N.Y. Exec. Law §§ 292 and 296; and (iii) the New York City Human Rights Law (NYCHRL), §§ 8-102 and 8-107. The Complaint did not quantify damages but sought to recover compensatory damages, civil penalties, and attorneys’ fees and costs under the NYSHRL and NYCHRL, as well as punitive damages under the NYCHRL. The Complaint also sought preliminary and permanent injunctive relief. On September 20, 2021, the class action lawsuit filed against the Company was voluntarily dismissed.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and “Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched and is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5,020,000 and $33,020,000 in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75,000, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint. Harborside’s opposition to the motion to dismiss is due on March 25, 2022, and the Company’s reply is due on April 4, 2022. The Company intends to continue to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $273,859, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $273,859, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping); and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ response to the counterclaims is due on March 4, 2022. The Company intends to continue to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company. The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1,000,000 minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 10 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is currently subleased from Fried LLC, and incurs expense of approximately $3,000 a month for this office space. The Company previously made payments to JLS Ventures, an entity wholly owned by our CEO, for rent on Conversion Labs PR’s Puerto Rico office space which amounted to $78,750 and $45,000 for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, Conversion Labs PR utilized BV Global Fulfillment (“BV Global”), owned by a related person of the Company’s CEO, to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. The Company pays a monthly fee of $13,000 to $16,000 for fulfillment services and reimburses BV Global for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global a total of $1,784,679 and $819,617 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company owed BV Global Fulfillment $61,824 and $58,943, respectively, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

On December 31, 2021, the Company entered into an Asset Purchase Agreement with BV Global and the owner, who is a related person of the Company’s CEO (the “Owner”), whereby BV Global and the Owner agreed to sell to the Company certain purchased assets of BV Global in exchange for approximately $9 thousand. The Company accounted for the transaction as an acquisition of assets under ASC 805, Business Combinations. The cost of the acquisition, including certain transaction costs, was allocated to the assets acquired on the basis of relative fair values. The Company also assumed the BV Global real property lease for approximately 6,000 square feet of warehouse space located in Pennsylvania. The lease term is for one year and ends on June 30, 2022. Straight line rent of $2,100 is payable monthly for a total of $25,200 for the lease term. In addition, the Company and the Owner entered into an employment agreement commencing on January 1, 2022 through January 1, 2027, whereby the Owner will serve in the position of Logistics & Fulfillment Advisor at BV Global for a base salary of $119,000 per year.

Promissory Note with Director

On July 23, 2020, the Company received proceeds of $250,000 for a promissory note to a director. The promissory note is non-interest bearing and originally matured in July 2021. This promissory note was cancelled in exchange for 96,923 restricted shares of the Company’s common stock and a common stock purchase warrant to purchase 500,000 shares of the Company’s common stock at $4.65 per share as part of a Debt Exchange Agreement dated September 22, 2020. The Company issued the shares of common stock and the purchase warrant on October 7, 2020 and cancelled the note, resulting in the reduction of notes payable of $250,000 with a loss on debt settlement of $914,862 for the year ended December 31, 2020.

Consulting Agreement with Chief Operating Officer

On November 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with JDM Investments, LLC (“JDM”), an entity solely owned by our COO, whereby JDM will provide consulting services in support of the Company’s day-to-day call center operations. The Consulting Agreement is for a term of thirty-six months and is renewable for additional twelve-month periods upon the mutual agreement of the Company and JDM. As compensation for the services, JDM will receive a monthly fee of $17,000 and shall be eligible to receive a metric based performance bonus for each calendar quarter during the term of the Consulting Agreement in accordance with metrics to be mutually agreed upon by the Company and JDM. The Company paid a total of $102,000 under this agreement, with no bonus earned or accrued, for the year ended December 31, 2021.

On June 15, 2021, the Company and Brad Roberts, our COO, restructured Mr. Roberts’s compensation arrangements. The Company and JDM mutually terminated Mr. Roberts’s Consulting Agreement, and Mr. Roberts waived all consulting fees due for the remainder of the term of the Consulting Agreement. In place of the Consulting Agreement, Mr. Roberts and the Company amended his Amended and Restated Employment Agreement dated December 21, 2020 (the “Amendment”) to increase his base salary to $475,000 per calendar year and to update the terms of his annual bonus, providing for a target amount of $200,000, with any actual bonus to be awarded in the sole discretion of the Board. On June 29, 2021, the Company and Mr. Roberts entered into the Second Amendment to the Amended and Restated Employment Agreement dated December 21, 2020 to provide that Mr. Roberts is eligible to receive up to 300,000 RSUs of the Company’s common stock, par value $0.01, which will vest subject to the Company’s Telehealth Brands (as defined in the Second Amendment) achieving certain revenue milestones. The RSUs will also vest upon a Change of Control (as defined in the Second Amendment).

Chief Digital Officer

On January 5, 2021, the Board appointed Mr. Bryant Hussey as the Company’s Chief Digital Officer. In connection with the appointment, Mr. Hussey entered into an employment agreement (the “CDO Employment Agreement”) with the Company. Pursuant to the CDO Employment Agreement, Mr. Hussey was granted a Stock Option to purchase up to 200,000 shares of the Company’s common stock, scheduled to vest in equal monthly tranches, based on the passage of time, over the 36 months following the effective date.

Chief Medical Officer

On January 11, 2021, the Board appointed Dr. Anthony Puopolo as the Company’s Chief Medical Officer. In connection with the appointment, Mr. Puopolo entered into an employment agreement (the “CMO Employment Agreement”). Pursuant to the CMO Employment Agreement, Mr. Puopolo was granted options to purchase up to 200,000 shares of the Company’s common stock. 5,555 of the options shall vest in equal monthly tranches, based on the passage of time, over the 36 months following the approval of the effective date, with the remaining 5,575 options scheduled to vest on January 11, 2024.

Chief Business Officer

On February 3, 2021, the Board appointed Corey Deutsch (“Deutsch”), the Company’s then current Head of Corporate Development, to serve as the Company’s Chief Business Officer. Pursuant to the employment agreement, Mr. Deutsch was granted a options to purchase up to 175,000 shares of the Company’s common stock. The options were to vest in equal monthly tranches, based on the passage of time, over the 36 months following the effective date. On February 4, 2022, Mr. Deutsch was terminated as an employee of the Company. Upon termination, pursuant to the employment agreement, the Company provided to Mr. Deutsch severance pay equal to his current monthly base salary for four months from the date of termination, during which time Mr. Deutsch will continue to receive all employee benefits and employee benefit plans as described in the employment agreement.

Chief Financial Officer

On February 4, 2021, the Board appointed Mr. Marc Benathen as the Company’s Chief Financial Officer. In connection with the Appointment, Mr. Benathen entered into an employment agreement with the Company (the “CFO Employment Agreement”). To induce Mr. Benathen to enter into the CFO Employment Agreement, Mr. Benathen was granted a signing bonus of 15,000 RSUs. These RSUs vest in accordance with the following: (i) 3,750 of the RSUs vesting on February 4, 2021 (ii) 3,750 RSUs vesting on February 4, 2022 (iii) 3,750 RSUs vesting on February 4, 2023 and (iv) 3,750 RSUs vesting on February 4, 2024. In addition to the RSUs, Mr. Benathen received stock options to purchase up to 200,000 shares of the Company’s common stock. The stock options shall vest in equal monthly tranches, based on the passage of time, over the 36 months. On March 18, 2021, we issued 3,750 common shares under this CFO Employment Agreement. On January 27, 2022, the Company and Mr. Benathen entered into the First Amendment to the CFO Employment Agreement (see Note 13).

President

On June 10, 2021, the Board appointed Mr. Alex Mironov as the Company’s President. In connection with the appointment, Mr. Mironov entered into an employment agreement with the Company (the “President Employment Agreement”). To induce Mr. Mironov to enter into the President Employment Agreement, Mr. Mironov was granted an equity award with a grant date of June 10, 2021 outside of the Company’s 2020 Equity and Incentive Plan. Mironov received options to purchase an aggregate of 200,000 shares of LifeMD, Inc. common stock. The options have an exercise price of $14.04, which is equal to the closing price of LifeMD. Inc. common stock on June 10, 2021. The options will vest ratably, with 1/36th of the shares fully vested on June 10, 2021, and the remainder of the shares vesting ratably each month over a 35-month period that commences on the date of grant, subject to, the employee’s continued employment with LifeMD, Inc. on such vesting dates. The options have a five-year term. Additionally, Mr. Mironov received a performance-based grant of up to 300,000 restricted shares of LifeMD, Inc. common stock outside of the Company’s 2020 Equity and Incentive Plan, subject to, the employee’s sourcing, and material contribution to the consummation of pharmaceutical deals, as set forth in more detail in the employment agreement.

WorkSimpli Software

During the year ended December 31, 2021, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegaSubmit a total of $851,523 and $396,709 during the years ended December 31, 2021 and 2020, respectively, for these services. There were no amounts owed to LegalSubmit as of both December 31, 2021 and 2020.

Board of Director Appointment

On September 8, 2021, the Company appointed Naveen Bhatia as a member of the Board. In connection with the appointment to the Board, the Company and Mr. Bhatia entered into a director agreement (the “Director Agreement”), whereby, as compensation for his services as a member of the Board, Mr. Bhatia shall receive a one-time grant of eight thousand (8,000) restricted stock units of the Company, vesting quarterly beginning on September 30, 2021, pursuant to the Company’s Employee Stock Option Plan. The Company and Mr. Bhatia also entered into a consulting agreement (the “Bhatia Consulting Agreement”), whereby Mr. Bhatia will assist the Company with its capital markets strategy, business development initiatives and growth strategy for a term of one year. Pursuant to the Bhatia Consulting Agreement, Mr. Bhatia received a stock option to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share, with an exercise price of $7.07 per share.

NOTE 11 – INCOME TAXES

As of December 31, 2021, the Company has approximately $66.6 million of operating loss carryforwards for federal income tax reporting purposes that may be applied against future taxable income. Portions of the net operating loss carryforwards will expire in 2022 if not utilized prior, and will continue to expire during various years through 2037. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by IRC Section 382.

The valuation allowance overall increased by approximately $20.8 million and $1.3 million during the years ended 2021 and 2020, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Current:
U.S. federal	$-	$152,100
State and local	7,700	40,400
	7,700	192,500
Deferred:
U.S. federal	-	(70,000)
State and local	-	-
	-	(70,000)
Provision for income taxes	$7,700	$122,500

The provision for income taxes differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state (Puerto Rico) income tax rate of 25% to pretax income (loss) for the years ended December 31, 2021 and 2020 as follows:

	December 31,
	2021	2020
Computed “expected” tax expense (benefit)	$(12,684,000)	$(12,684,000)
Increase (decrease) in income taxes resulting from:
State taxes	(618,000)	-
Permanent differences	(52,000)	7,765,000
Apportionment of Puerto Rico income	76,000	3,607,000
Nondeductible expenses	-	140,000
Change in valuation allowance	13,192,000	1,269,000
Other	93,700	25,500
Provision for income taxes	$7,700	$122,500

Net deferred tax liabilities consist of the following components as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax liability:
Other	$-	$-
	-	-
Deferred tax assets:
Stock-based compensation	6,899,000	716,000
Temporary differences	1,201,000	113,000
Net operating loss carryforwards	15,673,000	2,151,000
	23,773,000	2,980,000
Less valuation allowance	(23,773,000)	(2,980,000)
	$-	$-

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Telehealth
Revenue	$68,197,128	$30,561,163
Gross margin	74.3%	71.9%
Operating loss	$51,411,142	$55,698,251
Total assets	$48,056,920	$11,493,193

WorkSimpli
Revenue	$24,678,678	$6,732,747
Gross margin	98.2%	95.7%
Operating loss	$2,889,939	$2,121,202
Total assets	$1,866,323	$1,909,798

Consolidated
Revenue	$92,875,806	$37,293,910
Gross margin	80.6%	76.2%
Operating loss	$54,301,081	$57,819,453
Total assets	$49,923,243	$13,402,991

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Cleared Acquisition

On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company will acquire all outstanding shares of Cleared at closing in exchange for a $460,000 upfront cash payment, and non-contingent milestone payments for total of $3.46 million ($1.73 million each on or before the first and second anniversaries following the closing date. The Company will purchase a convertible note from a strategic pharmaceutical investor for $507,000. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2022.

ResumeBuild Asset Purchase Agreement

In February 2022, WorkSimpli entered into an Asset Purchase Agreement (the “APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets, and assumed certain liabilities, associated with the Seller’s business offering subscription-based resume building software through SaaS online platforms (the “Acquisition”). WorkSimpli paid to the Seller a purchase price $4,000,000 and agreed to assume certain liabilities set forth in the APA. The Seller also will be entitled to quarterly payments equal to the greater of 15% of Net Profits (as defined in the APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. In no event shall the Seller receive less than $500,000 in Net Profits by the second anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli.

Stock Issued for Service

In 2022, the Company issued an aggregate of 197,500 shares of common stock for services rendered.

Warrant Exercise

In January 2022, the Company issued an aggregate of 22,000 shares of common stock related to the exercise of warrants for total proceeds of $38,500.

Stock Option Exercise

In February 2022, the Company issued an aggregate of 12,432 shares of common stock related to the cashless exercise of options.

Officer Appointment

On February 4, 2022, Maria Stan was appointed as Controller and Principal Accounting Officer of the Company. In connection with her appointment as Principal Accounting Officer, Ms. Stan entered into an amendment to her employment agreement with the Company, whereby the Company granted her an additional long-term incentive award of 15,000 RSUs, with 5,000 units vesting on the grant date and the first and second anniversaries of the grant date, and 50,000 Performance Stock Units (“PSUs”). The PSUs vest upon the achievement of certain key revenue, EBITDA and share price appreciation milestones.

Amended Officer Employment Agreements

On January 27, 2022, the Company and Mr. Benathen, our CFO, entered into the First Amendment to his employment agreement to provide that Mr. Benathen received 75,000 RSUs, with 25,000 of the RSUs vesting on the grant date and the first and second anniversaries of the grant date. Additionally, the First Amendment to his employment agreement provided that Mr. Benathen is eligible to receive up to 250,000 PSUs, which will vest subject to the Company achieving certain key revenue, EBITDA and share price appreciation milestones.

On January 27, 2022, the Company and our CCO entered into the First Amendment to his employment agreement to provide that our CCO received 37,500 RSUs, with 12,500 of the RSUs vesting on the grant date and the first and second anniversaries of the grant date. Additionally, the First Amendment to his employment agreement provided that our COO is eligible to receive up to 105,000 PSUs, which will vest subject to the Company achieving certain key revenue, EBITDA and share price appreciation milestones.

