Form 10-Q
period 2022-03-31
LifeMD, Inc.
filed 2022-05-13
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 12, 2022, there were 30,796,429 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$25,084,644	$41,328,039
Accounts receivable, net	1,796,502	980,055
Product deposit	615,293	203,556
Inventory, net	1,240,034	1,616,600
Other current assets	842,989	793,190
Total Current Assets	29,579,462	44,921,440
Non-current assets
Equipment, net	506,367	233,805
Right of use asset, net	1,633,924	1,752,448
Capitalized software, net	4,710,120	2,995,789
Goodwill and intangible assets, net	13,860,603	19,761
Total Non-current Assets	20,711,014	5,001,803
Total Assets	$50,290,476	$49,923,243
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,676,030	$9,059,214
Accrued expenses	11,550,232	11,595,605
Notes payable, net	63,400	63,400
Current operating lease liabilities	534,451	607,490
Deferred revenue	1,788,555	1,499,880
Total Current Liabilities	25,612,668	22,825,589
Long-term Liabilities
Noncurrent operating lease liabilities	1,206,082	1,178,544
Contingent consideration	5,701,000	100,000
Purchase price payable	1,415,655	-
Total Liabilities	33,935,405	24,104,133
Commitments and Contingencies (Note 9)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,207 and $1,175 per share as of March 31, 2022 and December 31, 2021, respectively	4,223,014	4,110,822
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $26.17 and $25.62 per share as of March 31, 2022 and December 31, 2021, respectively	140	140
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,899,469 and 30,704,434 shares issued, 30,796,429 and 30,601,394 outstanding as of March 31, 2022 and December 31, 2021, respectively	308,995	307,045
Additional paid-in capital	169,026,965	164,517,634
Accumulated deficit	(155,997,323)	(141,921,085)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity	13,175,076	22,740,033
Non-controlling interest	(1,043,019)	(1,031,745)
Total Stockholders’ Equity	12,132,057	21,708,288
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$50,290,476	$49,923,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Telehealth revenue, net	$22,598,061	$13,283,315
WorkSimpli revenue, net	6,444,776	4,914,797
Total revenues, net	29,042,837	18,198,112
Cost of revenues
Cost of telehealth revenue	5,086,068	3,123,025
Cost of WorkSimpli revenue	162,107	88,032
Total cost of revenues	5,248,175	3,211,057
Gross profit	23,794,662	14,987,055

Expenses
Selling and marketing expenses	21,909,825	18,640,731
General and administrative expenses	12,302,478	7,021,541
Other operating expenses	1,327,734	636,787
Customer service expenses	933,307	295,277
Development costs	428,333	311,056
Total expenses	36,901,677	26,905,392
Operating loss	(13,107,015)	(11,918,337)
Interest expense, net	(167,934)	(139,463)
Gain on debt forgiveness	-	184,914
Net loss	(13,274,949)	(11,872,886)
Net income (loss) attributable to non-controlling interest	24,726	(270,503)
Net loss attributable to LifeMD, Inc.	(13,299,675)	(11,602,383)
Preferred stock dividends	(776,563)	-
Net loss attributable to LifeMD, Inc. common stockholders	$(14,076,238)	$(11,602,383)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.46)	$(0.47)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.46)	$(0.47)
Weighted average number of common shares outstanding:
Basic	30,853,118	24,467,788
Diluted	30,853,118	24,467,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2021	-	$-	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock compensation	-	-	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	-	-	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	-	-	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	-	-	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of additional membership interest of WSS	-	-	-	-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling interest for additional investment	-	-	-	-	(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)
Balance, March 31, 2021	-	-	25,885,014	$258,851	$91,585,607	$(91,754,288)	$(163,701)	$(73,531)	$(767,896)	$(841,427)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2022	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288
Stock compensation	-	-	147,500	1,475	4,471,306	-	-	4,472,781	-	4,472,781
Cashless exercise of stock options	-	-	25,535	255	(255)	-	-	-	-	-
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,299,675)	-	(13,299,675)	24,726	(13,274,949)
Balance, March 31, 2022	1,400,000	$140	30,899,469	$308,995	$169,026,965	$(155,997,323)	$(163,701)	$13,175,076	$(1,043,019)	$12,132,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,274,949)	$(11,872,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	80,051
Amortization of capitalized software	383,812	24,451
Amortization of intangibles	114,394	83,903
Depreciation of fixed assets	32,477	-
Gain on forgiveness of debt	-	(184,914)
Operating lease payments	118,524	24,588
Stock compensation expense	4,472,781	2,325,775
Changes in Assets and Liabilities
Accounts receivable	(816,447)	(703,022)
Product deposit	(411,737)	(483,478)
Inventory	383,734	(410,123)
Other current assets	(49,799)	50,075
Change in operating lease liability	(45,501)	(21,922)
Deferred revenue	288,675	422,429
Accounts payable	2,477,466	124,633
Accrued expenses	(1,764,573)	1,433,611
Net cash used in operating activities	(8,091,143)	(9,106,829)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(2,098,143)	(48,860)
Purchase of equipment	(267,151)	-
Purchase of intangible assets	(4,000,500)	-
Acquisition of business, net of cash acquired	(1,012,395)	-
Net cash used in investing activities	(7,378,189)	(48,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	-	13,495,270
Cash proceeds from exercise of options	-	24,000
Cash proceeds from exercise of warrants	38,500	-
Preferred stock dividends	(776,563)	-
Purchase of membership interest of WSS	-	(100,000)
Distributions to non-controlling interest	(36,000)	(36,000)
Net cash (used in) provided by financing activities	(774,063)	13,383,270
Net (decrease) increase in cash	(16,243,395)	4,227,581
Cash at beginning of period	41,328,039	9,179,075
Cash at end of period	$25,084,644	$13,406,656
Cash paid for interest
Cash paid during the period for interest	$-	$17,271
Non-cash investing and financing activities
Cashless exercise of warrants	$-	$300
Cashless exercise of options	$255	$-
Consideration payable for Cleared acquisition	$8,079,367	$-
Consideration payable for ResumeBuild acquisition	$500,000	$-
Principal of Paycheck protection Program loans forgiven	$-	$184,914
Additional purchase of membership interest in WSS issued in performance options	$-	$144,002

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

On January 18, 2022, the Company acquired Cleared Technologies, PBC, a Delaware public benefit corporation (“Cleared”), a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology (See Note 3).

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

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business as well as the expansion of our telehealth opportunities. In May 2019, Conversion Labs RX, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with GoGoMeds.com (“GoGoMeds”). GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the three months ended March 31, 2022 and 2021.

On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460,000 upfront cash payment, and two non-contingent milestone payments for total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507,000 which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. (See Note 3)

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business offering subscription-based resume building software through SaaS online platforms (the “Acquisition”). WorkSimpli paid to the Seller a purchase price $4,000,000. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli. (See Note 3).

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), our recent acquisition, Cleared, a Delaware public benefit corporation and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a state-of-the-art, digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly Fast Healthcare Interoperability Resource (“FHIR”) format. Particle Health enables healthcare companies by offering simple, secure access to vital medical data. With Particle Health’s platform, and patient consent, licensed medical providers on the LifeMD primary care platform gain instant access to comprehensive patient health records, therefore enabling best-in-class, personalized care through a deeper understanding of their patients’ medical histories.

On August 30, 2021, the Company signed a letter of intent with Prescryptive Health (“Prescryptive”), a healthcare technology company empowering consumers by improving the way healthcare is delivered. The partnership is expected to accelerate growth for both companies by combining LifeMD’s expanding direct-to-patient telehealth brands and LifeMD primary care platform with Prescryptive’s best-in-class digital pharmacy fulfillment and e-prescribing technology platform.

Liquidity

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock.

On February 11, 2021, the Company consummated the closing of a private placement offering (the “February 2021 Offering”), whereby pursuant to the securities purchase agreement (the “February 2021 Purchase Agreement”) entered into by the Company and certain accredited investors on February 11, 2021 the Investors purchased 608,696 shares of the Company’s common stock par value $0.01 per share at a purchase price of $23.00 per share for aggregate gross proceeds of approximately $14.0 million (the “Purchase Price”). The Purchase Price was funded on the closing date and resulted in net proceeds to the Company of approximately $13.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company is using the net proceeds to fund growth initiatives, as well as for general corporate purposes.

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

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital and possible future acquisitions. There were no shares of common stock sold under the ATM Sales Agreement during the three months ended March 31, 2022 and 2021. Under the 2021 Shelf, the Company had the ability to raise up to $150 million, of which $58.5 million was utilized as of March 31, 2022. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of March 31, 2022.

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

The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The second quarterly dividend on the Series A Preferred Stock was declared on March 25, 2022 to holders of record as of April 5, 2022 and was paid on April 15, 2022. The dividend is included in the Company’s results of operations for the three months ended March 31, 2022.

Liquidity Evaluation

As of March 31, 2022, the Company has an accumulated deficit approximating $156 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the third quarter of 2022. Additionally, the Company expects its burn rate of cash to continue through the third quarter of 2022; however, the Company expects this burn rate to improve and become cash flow positive by the fourth quarter of 2022. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased by a financial institution. Management is unable to predict if and when the Company will be able to generate significant positive cash flow or achieve profitability. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $20.1 million as of the filing date, which includes the $13.5 million of net proceeds from the February 2021 Offering and the $55.3 million of net proceeds from the October 4, 2021 Offerings. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months, (3) $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf, (4) management’s ability to curtail expenses, if necessary, and (5) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2021, included in our 2021 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CLPR, its recent acquisition, Cleared, its majority owned subsidiary, WorkSimpli, in addition to LifeMD PC, the Company’s variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31, 2021 (see Note 7).

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

Total net loss for LifeMD PC was approximately $1.5 million for the three months ended March 31, 2022.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include: (1) $6,538 of reimbursable expenses reclassified from cost of revenues to other operating expenses, (2) $157,662 of taxes and licensing fees reclassified from other operating expenses to general and administrative expenses, (3) $45,659 of software development costs reclassified from cost of revenues to development costs and (4) $73,170 of development services costs reclassified from other operating expenses to development costs for the three months ended March 31, 2021.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail, and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth revenues approximated $1.5 million and $1.2 million, respectively, during the three months ended March 31, 2022 and 2021.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of March 31, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $1.8 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on WorkSimpli revenues approximated $448 thousand and $554 thousand, respectively, during the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2022	%	2021	%
Telehealth revenue	$22,598,061	78%	$13,283,315	73%
WorkSimpli revenue	6,444,776	22%	4,914,797	27%
Total net revenue	$29,042,837	100%	$18,198,112	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Three Months Ended March 31,
	2022	2021
Beginning of period	$1,499,880	$916,880
Additions	6,367,970	5,024,866
Revenue recognized	(6,079,295)	(4,602,437)
End of period	$1,788,555	$1,339,309

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2022 and December 31, 2021, the reserve for sales returns and allowances was approximately $495 thousand and $477 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of March 31, 2022 and December 31, 2021, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both March 31, 2022 and December 31, 2021, the Company recorded an inventory reserve in the amount of $57,481.

As of March 31, 2022 and December 31, 2021, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2022	2021

Finished Goods - Products	$1,215,022	1,592,654
Raw materials and packaging components	82,493	81,427
Inventory reserve	(57,481)	(57,481)
Total Inventory - net	$1,240,034	$1,616,600

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2022 and December 31, 2021, the Company has approximately $615 thousand and $204 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $1.3 million and $511 thousand, respectively. As of March 31, 2022 and December 31, 2021, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2022 and December 31, 2021, the Company capitalized $5.7 million and $3.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets include those acquired in conjunction with the Cleared acquisition for which the purchase accounting is preliminary (see Note 3). Other amortizable intangible assets include: (1) intangible assets acquired related to the ResumeBuild brand (with original cost of approximately $4.5 million) with an estimated useful life of five years, (2) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (3) a purchased license (with original cost of $200,000) with an estimated useful life of ten years and (4) purchased domain names (with original costs of $22,731) with estimated useful lives of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

During the three months ended March 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the U.S. Small Business Administration (“SBA”) (see Note 6). As of both March 31, 2022 and December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of shares outstanding during each period presented. Convertible securities, warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended March 31,
	2022	2021

Series B Preferred Stock	1,299,389	1,162,466
Restricted Stock Units (RSUs)	1,412,500	47,500
Stock options	4,376,931	4,395,000
Warrants	3,859,638	3,550,471
Potentially dilutive securities	10,948,458	9,155,437

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

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of March 31, 2022, we utilized four (4) suppliers for fulfillment services, seven (7) suppliers for manufacturing finished goods, four (4) suppliers for packaging, bottling and labeling and two (2) suppliers for prescription medications. As of December 31, 2021, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods and four (4) suppliers for packaging, bottling and labeling. We purchased 100% of our finished goods from six (6) OTC manufacturers for both the three months ended March 31, 2022 and for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Other Recent Accounting Pronouncements

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – ACQUISITIONS

On January 18, 2022, the Company completed the acquisition of Cleared and accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income approaches. The results of Cleared are included within the consolidated financial statements commencing on the acquisition date.

The preliminary purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million. The purchase agreement includes up to $72.8 million of potential earn-out payable in cash or stock upon achievement of revenue targets, which is recognized as contingent consideration. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and identifiable intangible assets using significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed:

Preliminary purchase price, net of cash acquired	$9,091,762
Less:
Inventory	7,168
Fixed assets	37,888
Accounts payable and other current liabilities	(408,030)
Goodwill and intangible assets	$9,454,736

The amount allocated to goodwill and intangible assets reflects the benefits the Company expects to realize from the growth of the acquisition’s operations. The pro forma financial information, assuming the acquisition had taken place on January 1, 2022, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand. WorkSimpli paid to the Seller a purchase price of $4,500,000, including cash paid upfront and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2022 and December 31, 2021, the Company has the following amounts related to goodwill and intangible assets:

	Goodwill and Intangible Assets as at:
	March 31,	December 31,	Amortizable
	2022	2021	Life
Preliminary Goodwill – Cleared Acquisition	$9,454,736	$-
Other Amortizable Intangible Assets:
ResumeBuild brand	4,500,000	-	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Purchased licenses	200,000	200,000	10 years
Website domain name	22,731	22,231	3 years
Less: accumulated amortization	(1,323,704)	(1,209,310)
Total net goodwill and amortizable intangible assets	$13,860,603	$19,761

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2022 and 2021 was approximately $114,394 and $83,903, respectively. Total amortization expense for the remainder of 2022 is $680,683. Total amortization expense for 2023 through 2026 is approximately $900,000 per year and $112,500 for 2027.

NOTE 5 – ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, the Company has the following amounts related to accrued expenses:

	March 31,	December 31,
	2022	2021
Accrued selling and marketing expenses	4,611,643	4,981,453
Accrued compensation	830,692	1,657,843
Accrued dividends payable	776,563	871,476
Sales tax payable	2,001,217	2,000,000
Purchase price payable	1,562,712	-
Other accrued expenses	1,767,405	2,084,833
Total accrued expenses	$11,550,232	$11,595,605

NOTE 6 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that the Company will qualify for forgiveness from the SBA until it occurs. During the three months ended March 31, 2021, the Company had a total of $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of both March 31, 2022 and December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 and $17,271 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. Under the 2021 Shelf, the Company had the ability to raise up to $150 million. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of March 31, 2022.

Options and Warrants

During the three months ended March 31, 2022, the Company issued an aggregate of 25,535 shares of common stock related to the cashless exercise of options.

During the three months ended March 31, 2022, the Company issued an aggregate of 22,000 shares of common stock related to the exercise of warrants for gross proceeds of $38,500.

Membership Interest Purchase Agreement

On July 31, 2019 the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company, Conversion Labs PR, a majority owned subsidiary, Taggart International Trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber, and American Nutra Tech LLC, a company controlled by its Chief Innovation and Marketing Officer, Mr. Stefan Galluppi (“Mr. Schreiber, Taggart International Trust, Mr. Galluppi and American Nutra Tech LLC each a “Related Party” and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83333% of the membership interests (the “Remaining Interests”) of Conversion Labs PR from the Related Parties, bringing the Company’s ownership of Conversion Labs PR to 100%.

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

Common Stock

Common Stock Transactions During the Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company issued an aggregate of 147,500 shares of common stock for services expensed in prior periods.

Noncontrolling Interest

For the three months ended March 31, 2022, net income attributed to the non-controlling interest amounted to $24,726 and for the three months ended March 31, 2021, net loss attributed to the non-controlling interest amounted to $270,503. During both the three months ended March 31, 2022 and 2021, the Company paid distributions to non-controlling shareholders of $36,000.

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

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Plan. Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of January 1, 2022, the Plan provided for the issuance of up to 3,300,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 276,052 shares as of March 31, 2022.

The forms of award agreements to be used in connection with awards made under the 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the 2020 Plan.

During the three months ended March 31, 2022, the Company issued an aggregate of 238,500 stock options to employees under the 2020 Plan and the prior plan. These stock options have a contractual term of 4 to 5 years and vest in increments which fully vest the options over a three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the three months ended March 31, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41
Granted	38,500	3.28 – 4.30	4.81 years	3.69
Cancelled/Forfeited/Expired	(78,802)	7.07	8.85 years	7.07
Balance at March 31, 2022	2,023,198	$3.28 – 21.02	7.72 years	$9.39

Exercisable at December 31, 2021	636,229	$4.57 – 21.02	8.95 years	$9.18
Exercisable at March 31, 2022	787,411	$3.28 – 21.02	8.68 years	$9.30

The total fair value of the options granted was approximately $142,247, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 387.81% – 465.55%, and risk-free rate of 1.26%–1.62%. Total compensation expense under the 2020 Plan options above was approximately $1,644,490 and $1,181,505 for the three months ended March 31, 2022 and 2021, respectively, with unamortized expense remaining of approximately $11,916,040 as of March 31, 2022.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the three months ended March 31, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45
Granted	50,000	4.12	4.76 years	4.12
Exercised	(40,000)	1.40	1.19 years	1.40
Balance at March 31, 2022	1,668,733	$1.00 – 19.61	5.68 years	$5.51

Exercisable December 31, 2021	1,019,164	$1.00 – 19.61	5.21 years	$3.60
Exercisable at March 31, 2022	1,091,997	$1.00 – 19.61	5.21 years	$3.97

The total fair value of the options granted was approximately $205,995, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 420.16% and risk-free rate of 1.37%. Total compensation expense under the above service-based option plan was approximately $550,400 and $406,534 for the three months ended March 31, 2022 and 2021, respectively, with unamortized expense remaining of approximately $4,349,079 as of March 31, 2022. All of the service-based options exercised during the three months ended March 31, 2022, were exercised on a cashless basis which resulted in 25,535 shares issued.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60
Granted	150,000	4.12	3.76 years	4.12
Balance at March 31, 2022	685,000	$1.25 – 4.12	5 years	$2.15

Exercisable December 31, 2021	100,000	$1.75 – 2.50	1.96 years	$2.01
Exercisable at March 31, 2022	100,000	$1.75 – 2.50	1.72 years	$2.01

The total fair value of the options granted was approximately $617,980, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 3.5 years, volatility of 444% and risk-free rate of 1.37%. Total compensation expense under the above performance-based option plan was approximately $105,797 for the three months ended March 31, 2022, with unamortized expense remaining of approximately $317,391. No compensation expense was recognized on the performance-based option plan above for the three months ended March 31, 2021 as the performance terms had not been met or were not probable.

Restricted Stock Units (RSUs) (under the 2020 Plan)

A summary of outstanding RSU activity under our 2020 Plan is as follows:

RSU Outstanding Number of Shares
Balance at December 31, 2021	375,375
Granted	547,500
Vested	(60,375)
Balance at March 31, 2022	862,500

The total fair value of the 547,500 RSUs granted was approximately $1,713,025 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the 2020 Plan RSUs above was approximately $976,120 and $12,163 for the three months ended March 31, 2022 and 2021, respectively, with unamortized expense remaining of approximately $4,800,769 as of March 31, 2022. During the three months ended March 31 2022, 60,375 RSUs vested, of which 47,500 RSUs were issued.

RSUs (outside of 2020 Plan)

The Company granted 620,000 RSUs outside of the 2020 Plan during the year ended December 31, 2021. The total fair value of these RSUs was approximately $6,867,600. Total compensation expense for RSUs outside of the 2020 Plan was $591,000 and $120,600 for the three months ended March 31, 2022 and 2021, respectively, with unamortized expense remaining of approximately $5,430,000 as of March 31, 2022. During the three months ended March 31, 2022, 50,000 RSUs vested and were issued. As of March 31, 2022, 550,000 RSUs outside of the 2020 Plan remain outstanding.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2022:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	4.94 years	$5.59
Exercised	(22,000)	1.75	0.21 years	1.75
Cancelled/Forfeited/Expired	(6,800)	2.00	-	2.00
Balance at March 31, 2022	3,859,638	$1.40 – 12.00	4.48 years	$5.61

Exercisable December 31, 2021	2,621,307	$1.40 – 12.00	6.36 years	$5.98
Exercisable March 31, 2022	3,546,232	$1.40 – 12.00	4.72 years	$5.69

Total compensation expense on the above warrants for services was approximately $604,974 for both the three months ended March 31, 2022 and 2021 with unamortized expense remaining of approximately $1,042,253.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to approximately $4,472,781 and $2,325,775 for the three months ended March 31, 2022 and 2021, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was approximately $27,855,532 as of March 31, 2022.

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

The Company leases office space domestically under operating leases. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2023, a patient care center in Greenville, South Carolina for which the lease expires in 2024 and a warehouse and fulfillment center in Columbia, Pennsylvania for which the lease expires in 2023.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

Remainder of fiscal year 2022	$614,098
Fiscal year 2023	732,409
Fiscal year 2024	484,580
Fiscal year 2025	68,850
Less: imputed interest	(159,404)
Present value of operating lease liabilities	$1,740,533

Operating lease expenses were $202,412 and $93,410 for the three months ended March 31, 2022 and 2021, respectively, and were included in other operating expenses in our consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	March 31,
	2022	2021
Cash paid for operating lease liabilities	$129,290	$89,935

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term in years	3.51	3.75
Weighted average discount rate	7.15%	7.15%

We have elected to apply the short-term lease exception to the warehouse space we lease in Lancaster, Pennsylvania. This lease has a term of 12 months and is not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are $2,100 per month. Additionally, Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, on a month-to-month basis, incurring rental expense of approximately $3,000 per month.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of March 31, 2022 and December 31, 2021, no amount was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of March 31, 2022.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $1.3 million and $511 thousand, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2022, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5,020,000 and $33,020,000 in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75,000, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and is currently awaiting a decision from the Court on whether the case will be fully or partially dismissed. The Company intends to continue to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $273,859, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $273,859, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties have commenced fact discovery. The Company intends to continue to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company (the “Blair Complaint”). The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1,000,000 minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. The Company’s response to the Blair Complaint is due on May 20, 2022. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 10 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, and incurs expense of approximately $3,000 a month for this office space. The Company previously made payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer (“CEO”), for rent on Conversion Labs PR’s Puerto Rico office space which was $0 and $22,500 for the three months ended March 31, 2022 and 2021, respectively.

Conversion Labs PR utilizes BV Global Fulfillment (“BV Global”), previously owned by a related person of the Company’s CEO, to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. On December 31, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with BV Global and the owner (the “Owner”), whereby BV Global and the Owner agreed to sell to the Company certain purchased assets of BV Global in exchange for approximately $9 thousand. Prior to entering into the APA, the Company paid a monthly fee of $13,000 to $16,000 for fulfillment services and reimbursed BV Global for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global a total of $99,082 during the three months ended March 31, 2021. As of December 31, 2021, the Company owed BV Global $61,824, which is included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

WorkSimpli Software

During the three months ended March 31, 2022 and 2021, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegalSubmit a total of $299,370 and $172,837 during the three months ended March 31, 2022 and 2021, respectively, for these services. There were no amounts owed to LegalSubmit as of both March 31, 2022 and December 31, 2021.

Amended Officer Employment Agreements

On January 27, 2022, the Company and Marc Benathen, our Chief Financial Officer (“CFO”), entered into the First Amendment to his employment agreement to provide that Mr. Benathen receive 75,000 RSUs, with 25,000 of the RSUs vesting on the grant date and the first and second anniversaries of the grant date. Additionally, the First Amendment to his employment agreement provided that Mr. Benathen is eligible to receive up to 250,000 Performance Stock Units (“PSUs”), which will vest subject to the Company achieving certain key revenue, EBITDA and share price appreciation milestones.

On January 27, 2022, the Company and our Chief Compliance Officer (“CCO”) entered into the First Amendment to his employment agreement to provide that our CCO receive 37,500 RSUs, with 12,500 of the RSUs vesting on the grant date and the first and second anniversaries of the grant date. Additionally, the First Amendment to his employment agreement provided that our CCO is eligible to receive up to 105,000 PSUs, which will vest subject to the Company achieving certain key revenue, EBITDA and share price appreciation milestones.

Officer Appointment

On February 4, 2022, Maria Stan was appointed as Controller and Principal Accounting Officer of the Company. In connection with her appointment as Principal Accounting Officer, Ms. Stan entered into an amendment to her employment agreement with the Company, whereby the Company granted her an additional long-term incentive award of 15,000 RSUs, with 5,000 units vesting on the grant date and the first and second anniversaries of the grant date, and 50,000 PSUs. The PSUs vest upon the achievement of certain key revenue, EBITDA and share price appreciation milestones.

NOTE 11 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Telehealth
Revenue	$22,598,061	$13,283,315
Gross margin	77.5%	76.5%
Operating loss	$(13,271,857)	$(10,114,985)
WorkSimpli
Revenue	$6,444,776	$4,914,797
Gross margin	97.5%	98.2%
Operating income (loss)	$164,842	$(1,803,352)
Consolidated
Revenue	$29,042,837	$18,198,112
Gross margin	81.9%	82.4%
Operating loss	$(13,107,015)	$(11,918,337)

Relevant segment data as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Total Assets
Telehealth	$43,553,660	$48,056,920
WorkSimpli	6,736,816	1,866,323
Consolidated	$50,290,476	$49,923,243

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

On April 1, 2022, Justin Schreiber, the Company’s CEO, entered into an Employment Agreement (the “Schreiber Employment Agreement”) with the Company. The Schreiber Employment Agreement is for an indefinite term and may be terminated with or without cause. Pursuant to the Schreiber Employment Agreement, Mr. Schreiber will receive an annual base salary of $300,000 and shall be eligible to earn a performance bonus in such amount, if any, as determined in the sole discretion of the Board, with a target amount of 75% of the base salary.

On April 25, 2022, the Board approved, subject to stockholder approval, an amendment to the 2020 Plan to increase the maximum number of shares of common stock available for issuance under the 2020 Plan by 1,500,000 shares. The amendment is being presented as Proposal 2 at the Annual Meeting of Stockholders, to be held on June 16, 2022.

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

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), our recent acquisition, Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service (“SaaS”) for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased its ownership stake in WorkSimpli to 85.6%. On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

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

Since inception, we have helped more than 550,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 70% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Total revenue from recurring subscriptions is approximately 91%. In addition to our telehealth business, we own 85.6% of WorkSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing, and sharing PDF documents. This business has seen 31% year over year revenue growth, with recurring revenue of 98%.

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

We believe that an amazing customer experience, incredible healthcare, and new customer acquisition form the heart of our business. As is exemplified with our first brand, ShapiroMD, we have built a full line of proprietary and patented OTC products for male and female hair loss, U.S. Food and Drug Administration (“FDA”) approved OTC minoxidil, and now a telehealth platform offering that gives consumers access to virtual medical treatment and, when appropriate, a full line of oral and topical prescription medications for hair loss. Our men’s brand, RexMD, currently offers access to provider-based treatment through telehealth for men’s health conditions, such as sexual health and hair loss. RexMD continues to expand its treatment offerings to address additional chronic indications present in men’s health. We have built a platform that allows us to efficiently launch telehealth brands and offerings wherever we identify a market need. Our platform is supported by a driven team of digital marketing and branding experts, data analysts, designers, and engineers focused on building enduring brands.

Our Brand Portfolio

We have built a strategic portfolio of wholly-owned telehealth platform brands supported by an affiliated, 50-state physician network and an integrated national network of third party pharmacies that address large unmet needs in men’s health, hair loss, virtual primary care, and dermatology. We continue to experience aggressive growth across our brands.

Our process across each brand is to guide consumers through a medical intake process and product selection, after which a licensed U.S. physician conducts a virtual consultation and, if appropriate, prescribes prescription medications and/or recommends OTC products. Prescription medications and OTC products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 550,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD is a telehealth platform brand that offers access to virtual medical treatment, prescription medications, patented-doctor formulated OTC products, an FDA approved medical device for male and female hair loss, and female specific topical compounded medications for hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has served more than 250,000 customers and patients since inception with a 4.9-star Trustpilot rating.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from a licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. Our vision for RexMD is to become a leading telehealth destination for men. RexMD has emerged as a leading men’s telehealth platform across the United States and has served more than 300,000 customers and patients since inception with a 4.5-star Trustpilot rating.

Variable Interest Entity: LifeMD Primary Care

Beta launched in the fourth quarter of 2021, LifeMD PC is a personalized, subscription-based virtual primary care platform. The LifeMD PC clinic provides patients in all 50 states with 24/7 access to a high-quality provider for their primary care, urgent care and chronic care needs. LifeMD PC offers a mobile first platform that incorporates virtual consultations and treatment, prescription medications, diagnostics, and imaging. LifeMD PC capabilities are supported by robust partnerships as further discussed below. No revenue was recorded related to the LifeMD PC during the three months ended March 31, 2022.

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

Significant Developments During the Three Months Ended March 31, 2022

Cleared Acquisition

On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. The preliminary purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million.

ResumeBuild Asset Purchase Agreement

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business offering subscription-based resume building software through SaaS online platforms (the “Acquisition”). WorkSimpli paid to the Seller a purchase price $4,000,000. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli.

Supply Chain

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

Results of Operations

Revenue

Our financial results for the three months ended March 31, 2022 are summarized as follows in comparison to the three months ended March 31, 2021:

	March 31, 2022		March 31, 2021
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$22,598,061	77.81%	$13,283,315	72.99%
WorkSimpli revenue, net	6,444,776	22.19%	4,914,797	27.01%
Total revenue, net	29,042,837	100%	18,198,112	100%
Cost of telehealth revenue	5,086,068	17.51%	3,123,025	17.16%
Cost of WorkSimpli revenue	162,107	0.56%	88,032	0.49%
Total cost of revenue	5,248,175	18.07%	3,211,057	17.65%
Gross profit	23,794,662	81.93%	14,987,055	82.35%
Selling and marketing expenses	21,909,825	75.45%	18,640,731	102.43%
General and administrative expenses	12,302,478	42.36%	7,021,541	38.58%
Other operating expenses	1,327,734	4.57%	636,787	3.50%
Customer service expenses	933,307	3.21%	295,277	1.62%
Development costs	428,333	1.47%	311,056	1.71%
Total expenses	36,901,677	127.06%	26,905,392	147.84%
Operating loss	(13,107,015)	(45.13)%	(11,918,337)	(65.49)%
Other (expenses) income, net	(167,934)	(0.58)%	45,451	0.25%
Net loss	(13,274,949)	(45.71)%	(11,872,886)	(65.24)%
Net income (loss) attributable to non-controlling interest	24,726	0.09%	(270,503)	(1.48)%
Net loss attributable to LifeMD, Inc.	(13,299,675)	(45.80)%	(11,602,383)	(63.76)%
Preferred stock dividends	(776,563)	(2.67)%	-	-%
Net loss attributable to common shareholders	$(14,076,238)	(48.47)%	$(11,602,383)	(63.76)%

Revenues for the three months ended March 31, 2022 were approximately $29.0 million, an increase of 60% compared to approximately $18.2 million for the three months ended March 31, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 70% and an increase in WorkSimpli revenue of 31%. Telehealth revenue accounts for 78% of total revenue and has increased during the three months ended March 31, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 22% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, and continued marketing campaign expansion. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 63% to approximately $5.2 million for the three months ended March 31, 2022 compared to approximately $3.2 million for the three months ended March 31, 2021. The combined cost of revenue increase was due to increased sales volume during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Telehealth costs decreased to 23% of associated telehealth revenues experienced during the three months ended March 31, 2022, from 24% of associated telehealth revenues during the three months ended March 31, 2021. WorkSimpli costs increased to 3% of associated WorkSimpli revenues for the three months ended March 31, 2022 as compared to 2% of associated WorkSimpli revenues for the three months ended March 31, 2021.

Gross profit increased by approximately 59% to approximately $23.8 million for the three months ended March 31, 2022 compared to approximately $15 million for the three months ended March 31, 2021, as a result of increased combined sales. Gross profit as a percentage of revenues was 82% for both the three months ended March 31, 2022 and March 31, 2021. Gross profit as a percentage of revenues for telehealth was 78% for the three months ended March 31, 2022 compared to 77% for the three months ended March 31, 2021, and for WorkSimpli was 98% for both the three months ended March 31, 2022 and March 31, 2021. More stringent inventory management procedures implemented in 2021 have contributed to the stabilization in gross profit.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were approximately $36.9 million, as compared to approximately $26.9 million for the three months ended March 31, 2021. This represents an increase of 37%, or $10 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2022, the Company had an increase of approximately $3.3 million, or 18% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the period ended March 31, 2022, stock-based compensation was $4.5 million, with the majority related to stock compensation expense attributable to the service-based options. This category also consists of merchant processing fees, payroll expenses for corporate employees, amortization expense and legal and professional fees. During the three months ended March 31, 2022, the Company has had an increase of approximately $5.3 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense, bank charges and information technology services for our online products. During the three months ended March 31, 2022, the Company had an increase of approximately $691 thousand, or 109%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended March 31, 2022, the Company had an increase of approximately $638 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2022, the Company had an increase of approximately $117 thousand, primarily resulting from technology platform improvements and amortization expense.

Other Income (Expense)

	Three Months Ended March 31,
	2022	2021
Interest expense, net	$(167,934)	$(139,463)
Gain on debt forgiveness	-	184,914
Total	$(167,934)	$45,451

Other income (expense) consists of interest expense for the three months ended March 31, 2022 primarily related to interest accrued on the Series B Convertible Preferred Stock and interest expense and gain on debt forgiveness of Paycheck Protection Program loans for the three months ended March 31, 2021. Interest expense increased by approximately $28 thousand during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Working Capital

	March 31, 2022	December 31, 2021
Current assets	$29,579,462	$44,921,440
Current liabilities	25,612,668	22,825,589
Working capital	$3,966,794	$22,095,851

Working capital decreased by approximately $18.1 million during the three months ended March 31, 2022. The decrease in current assets is primarily attributable to a decrease in cash of approximately $16.2 million, a decrease in inventory of $0.4 million partially offset by an increase in accounts receivable of approximately $0.8 million. Current liabilities increased by $2.8 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $2.6 million as a result of the Company extending payables and credit terms with vendors and accrual of the first noncontingent milestone payment related to the Cleared acquisition of $1.5 million due on the first anniversary of the acquisition.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,274,949)	$(11,872,886)
Net cash used in operating activities	$(8,091,143)	$(9,106,829)
Net cash used in investing activities	$(7,378,189)	$(48,860)
Net cash (used in) provided by financing activities	$(774,063)	$13,383,270
Net (decrease) increase in cash	$(16,243,395)	$4,227,581

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors.

Net cash used in operating activities was approximately $8.1 million for the three months ended March 31, 2022, as compared with approximately $9.1 million three months ended March 31, 2021. The significant factors contributing to the cash used in operations during the three months ended March 31, 2022, include the net loss of approximately $13.3 million (inclusive of $4.5 million in non-cash, stock-based compensation charges), principally offset by the Company’s increase in accounts payable of approximately $0.7 million, excluding the $1.5 million accrual for the first noncontingent milestone payment related to the Cleared acquisition due on the first anniversary of the acquisition.

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $7.4 million, as compared with approximately $49 thousand for the three months ended March 31, 2021. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $2.1 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million and cash paid for the Cleared acquisition of approximately $1.0 million.

Net cash used in financing activities for the three months ended March 31, 2022 was approximately $774 thousand as compared with net cash provided by financing activities of approximately $13.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, financing activities consisted of preferred stock dividends of $777 thousand, distributions to non-controlling interest of $36 thousand and proceeds from the exercise of warrants of $38 thousand.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisition, fund business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, capital expenditures and general corporate purposes.

The Company’s continued operations are dependent upon obtaining an increase in its sales volumes which the Company has been successful in achieving to date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing, consideration of positive and negative evidence impacting management’s forecasts, and market and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months, (3) the Company’s ability to raise up to $150 million under the 2021 Shelf, with approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of March 31 2022, (4) management’s ability to curtail expenses if necessary, and (5) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company.

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

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of March 31, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $1.8 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns and rebates on telehealth revenues approximated $1.5 million and $1.2 million, respectively, during the three months ended March 31, 2022 and 2021. Customer discounts and allowances on WorkSimpli revenues approximated $448 thousand and $554 thousand, respectively, during the three months ended March 31, 2022 and 2021.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2022 and December 31, 2021, the Company capitalized $5.7 million and $3.6 million, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets include those acquired in conjunction with the Cleared acquisition for which the purchase accounting is preliminary (see Note 3). Other amortizable intangible assets include: (1) intangible assets acquired related to the ResumeBuild brand (with original cost of approximately $4.5 million) with an estimated useful life of five years, (2) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (3) a purchased license (with original cost of $200,000) with an estimated useful life of ten years and (4) purchased domain names (with original costs of $22,731) with estimated useful lives of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that materially affected, our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 9, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2022 without registration under the Securities Act:

During the three months ended March 31, 2022, the Company issued an aggregate of 147,500 shares of common stock for services expensed in prior periods.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022, by and between LifeMD, Inc., Cleared Technologies, PBC and the Sellers listed therein	8-K	2.1	1/12/2022
2.2	Asset Purchase Agreement, dated as of January 13, 2022, by and between WorkSimpli Software LLC and East Fusion FZCO	8-K	2.1	2/22/2022
2.3	Promissory Note dated as of October 19, 2021, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.2	2/22/2022
2.4	First Addendum, dated as of February 14, 2022, to Promissory Note, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.3	2/22/2022
2.5	Equity Purchase Guarantee Agreement, dated as of February 14, 2022, by and among Fitzpatrick Consulting LLC, Sean Fitzpatrick and LifeMD, Inc.	8-K	2.4	2/22/2022
2.6	Stock Option Pledge Agreement, dated as of February 12, 2022, by and between Fitzpatrick Consulting LLC and LifeMD, Inc.	8-K	2.5	2/22/2022
10.1#	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.2#	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.3#	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.4#	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	May 13, 2022

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	May 13, 2022

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date:	May 13, 2022

