Form 10-Q
period 2022-06-30
LifeMD, Inc.
filed 2022-08-11
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-39785

LIFEMD, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0238453
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

236 Fifth Avenue, Suite 400 New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(866) 351-5907

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $.01 per share	LFMD	The Nasdaq Global Market
8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	LFMDP	The Nasdaq Global Market

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

As of August 10, 2022, there were 30,950,579 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$11,717,302	$41,328,039
Accounts receivable, net	2,513,627	980,055
Product deposit	440,841	203,556
Inventory, net	2,965,242	1,616,600
Other current assets	873,205	793,190
Total Current Assets	18,510,217	44,921,440
Non-current assets
Equipment, net	555,777	233,805
Right of use asset, net	1,462,086	1,752,448
Capitalized software, net	6,542,691	2,995,789
Goodwill and intangible assets, net	10,898,710	19,761
Total Non-current Assets	19,459,264	5,001,803
Total Assets	$37,969,481	$49,923,243
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,938,937	$9,059,214
Accrued expenses	11,233,309	11,595,605
Notes payable, net	-	63,400
Current operating lease liabilities	704,283	607,490
Deferred revenue	1,992,502	1,499,880
Total Current Liabilities	25,869,031	22,825,589
Long-term Liabilities
Noncurrent operating lease liabilities	871,300	1,178,544
Contingent consideration	2,934,750	100,000
Purchase price payable	1,480,008	-
Total Liabilities	31,155,089	24,104,133
Commitments and Contingencies (Note 9)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately $1,239 and $1,175 per share as of June 30, 2022 and December 31, 2021, respectively	4,336,452	4,110,822
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $26.72 and $25.62 per share as of June 30, 2022 and December 31, 2021, respectively	140	140
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,989,869 and 30,704,434 shares issued, 30,886,829 and 30,601,394 outstanding as of June 30, 2022 and December 31, 2021, respectively	309,899	307,045
Additional paid-in capital	173,157,467	164,517,634
Accumulated deficit	(169,792,847)	(141,921,085)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity	3,510,958	22,740,033
Non-controlling interest	(1,033,018)	(1,031,745)
Total Stockholders’ Equity	2,477,940	21,708,288
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$37,969,481	$49,923,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Telehealth revenue, net	$22,267,963	$15,799,610	$44,866,024	$29,082,925
WorkSimpli revenue, net	8,190,535	6,514,001	14,635,311	11,428,798
Total revenues, net	30,458,498	22,313,611	59,501,335	40,511,723
Cost of revenues
Cost of telehealth revenue	4,453,126	4,021,005	9,539,194	7,144,030
Cost of WorkSimpli revenue	182,185	99,215	344,292	187,247
Total cost of revenues	4,635,311	4,120,220	9,883,486	7,331,277
Gross profit	25,823,187	18,193,391	49,617,849	33,180,446

Expenses
Selling and marketing expenses	21,817,966	22,392,179	43,727,791	41,078,880
General and administrative expenses	13,250,669	10,523,071	25,553,147	17,498,642
Goodwill impairment charge	2,735,000	-	2,735,000	-
Other operating expenses	1,951,244	809,066	3,278,978	1,445,853
Customer service expenses	1,006,363	473,235	1,939,670	768,512
Development costs	701,070	122,603	1,129,403	433,659
Total expenses	41,462,312	34,320,154	78,363,989	61,225,546
Operating loss	(15,639,125)	(16,126,763)	(28,746,140)	(28,045,100)
Interest expense, net	(132,236)	(901,910)	(300,170)	(1,041,373)
Change in fair value of contingent consideration	2,735,000	-	2,735,000	-
Gain on debt forgiveness	63,400	-	63,400	184,914
Net loss	(12,972,961)	(17,028,673)	(26,247,910)	(28,901,559)
Net income (loss) attributable to non-controlling interest	46,001	(197,973)	70,727	(468,476)
Net loss attributable to LifeMD, Inc.	(13,018,962)	(16,830,700)	(26,318,637)	(28,433,083)
Preferred stock dividends	(776,562)	-	(1,553,125)	-
Net loss attributable to LifeMD, Inc. common stockholders	$(13,795,524)	$(16,830,700)	$(27,871,762)	$(28,433,083)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.45)	$(0.64)	$(0.91)	$(1.12)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.45)	$(0.64)	$(0.91)	$(1.12)
Weighted average number of common shares outstanding:
Basic	30,804,465	26,289,678	30,777,377	25,381,530
Diluted	30,804,465	26,289,678	30,777,377	25,381,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2021	-	$-	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock issued for service	-	-	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	-	-	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	-	-	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	-	-	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of additional membership interest of WSS	-	-	-	-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling interest for additional investment	-	-	-	-	(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)
Balance, March 31, 2021	-	$-	25,885,014	$258,851	$91,585,607	$(91,754,288)	$(163,701)	$(73,531)	$(767,896)	$(841,427)

Stock issued for service	-	-	30,000	300	2,547,000	-	-	2,547,300	-	2,547,300
Exercise of stock options	-	-	391,000	3,910	738,840	-	-	742,750	-	742,750
Cashless exercise of stock options	-	-	264,142	2,641	(2,641)	-	-	-	-	-
Exercise of warrants	-	-	65,684	657	311,342	-	-	311,999	-	311,999
Warrants issued for debt instruments	-	-	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	-	-	(16,830,700)	-	(16,830,700)	(197,973)	(17,028,673)
Balance, June 30, 2021	-	$-	26,635,840	$266,359	$101,450,858	$(108,584,988)	$(163,701)	$(7,031,472)	$(1,001,869)	$(8,033,341)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2022	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288
Stock issued for service	-	-	147,500	1,475	4,471,306	-	-	4,472,781	-	4,472,781
Cashless exercise of stock options	-	-	25,535	255	(255)	-	-	-	-	-
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,299,675)	-	(13,299,675)	24,726	(13,274,949)
Balance, March 31, 2022	1,400,000	$140	30,899,469	$308,995	$169,026,965	$(155,997,323)	$(163,701)	$13,175,076	$(1,043,019)	$12,132,057

Stock compensation	-	-	-	-	4,041,006	-	-	4,041,006	-	4,041,006
Exercise of stock options	-	-	90,400	904	89,496	-		90,400	-	90,400
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,018,962)	-	(13,018,962)	46,001	(12,972,961)
Balance, June 30, 2022	1,400,000	$140	30,989,869	$309,899	$173,157,467	$(169,792,847)	$(163,701)	$3,510,958	$(1,033,018)	$2,477,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,247,910)	$(28,901,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	522,559
Amortization of capitalized software	976,026	63,864
Amortization of intangibles	341,287	339,840
Accretion of consideration payable	135,368	-
Depreciation of fixed assets	73,247	-
Gain on debt forgiveness	(63,400)	(184,914)
Change in fair value of contingent consideration	(2,735,000)	-
Goodwill impairment charge	2,735,000	-
Operating lease payments	290,362	49,178
Stock compensation expense	8,513,787	4,873,075
Changes in Assets and Liabilities
Accounts receivable	(1,533,572)	(1,084,174)
Product deposit	(237,285)	(574,999)
Inventory	(1,341,474)	(349,859)
Other current assets	(80,015)	(292,357)
Change in operating lease liability	(210,451)	(44,653)
Deferred revenue	492,622	465,058
Accounts payable	2,853,811	1,256,110
Accrued expenses	(2,152,511)	4,022,422
Net cash used in operating activities	(18,190,108)	(19,840,409)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(4,522,928)	(952,347)
Purchase of equipment	(357,331)	(18,116)
Purchase of intangible assets	(4,000,500)	-
Acquisition of business, net of cash acquired	(1,012,395)	-
Net cash used in investing activities	(9,893,154)	(970,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	-	13,495,270
Proceeds from issuance of debt instruments	-	15,000,000
Cash proceeds from exercise of options	90,400	766,750
Cash proceeds from exercise of warrants	38,500	311,999
Preferred stock dividends	(1,553,125)	-
Contingent consideration payment for ResumeBuild acquisition	(31,250)	-
Proceeds from notes payable	-	963,965
Repayment of notes payable	-	(1,119,950)
Purchase of membership interest of WSS	-	(300,000)
Distributions to non-controlling interest	(72,000)	(72,000)
Net cash (used in) provided by financing activities	(1,527,475)	29,046,034
Net (decrease) increase in cash	(29,610,737)	8,235,162
Cash at beginning of period	41,328,039	9,179,075
Cash at end of period	$11,717,302	$17,414,237
Cash paid for interest
Cash paid during the period for interest	$-	$143,183
Non-cash investing and financing activities
Cashless exercise of options	$255	$-
Consideration payable for Cleared acquisition	$8,079,367	$-
Consideration payable for ResumeBuild acquisition	$500,000	$-
Warrants issued for debt instruments	$-	$6,270,710
Principal of Paycheck protection Program loans forgiven	$63,400	$184,914
Additional purchase of membership interest in WSS issued in performance options	$-	$144,002

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

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s skincare products, was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC. On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%. On February 22, 2021, concurrent with the name of the parent company to LifeMD, Inc., Conversion Labs PR LLC was renamed to LifeMD PR LLC.

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

Nature of Business

The Company is a direct-to-patient telehealth technology company that provides a smarter, cost-effective, and convenient way for patients of its affiliated medical group to access healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, thanks to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including concierge care, men’s sexual health, and dermatology, among others.

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

The Company believes that brand innovation, customer acquisition, and service excellence form the heart of its business. As is exemplified with its first brand, Shapiro MD, it has built a full line of proprietary OTC products for male and female hair loss—including Food and Drug Administration (“FDA”) approved OTC minoxidil and an FDA-cleared medical device—and now a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, RexMD, currently offers access to provider-based treatment for erectile dysfunction, as well as treatment for other common men’s health issues, including premature ejaculation and hair loss. In the first quarter of 2021, the Company launched its newest brand, NavaMD, a tele-dermatology and skincare brand for women. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of WorkSimpli, which operates a SaaS application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. The Company subsequently increased its ownership stake in WorkSimpli to its current 85.6%.

In early 2019, the Company had launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on its core business, as well as the expansion of our telehealth opportunities. In May 2019, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with Specialty Medical Drugstore, Inc. (doing business as “GoGoMeds”). GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the three months and six months ended June 30, 2022 and 2021.

On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460,000 upfront cash payment, and two non-contingent milestone payments for total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507,000 which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion (See Note 3).

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through SaaS online platforms (the “Acquisition”). WorkSimpli paid to the Seller a purchase price $4,000,000. The Seller is also entitled to a minimum of $500,000 to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3).

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), our recent acquisition, Cleared, a Delaware public benefit corporation and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Partnerships

On July 13, 2021, the Company, on behalf of its customers, entered into an agreement to engage Quest Diagnostics Incorporated (“Quest Diagnostics”) as the Company’s laboratory services provider to perform certain clinical laboratory diagnostic services based on orders submitted to Quest Diagnostics by licensed health care providers who are under contract with the Company and are authorized under U.S. federal or state law to order laboratory tests. Patients of LifeMD Inc.’s affiliated providers gain access to more than 150 of the most ordered laboratory tests at preferential prices, and which can be completed in the comfort, safety, and convenience of their home or office, or at any one of Quest Diagnostics’ 2,000 facilities.

On August 4, 2021, the Company entered into a partnership agreement with Particle Health, a state-of-the-art, digital health company with a HIPAA-compliant technology platform that converts electronic medical records data into a user-friendly, Fast Healthcare Interoperability Resource (“FHIR”) format. Particle Health enables healthcare companies by offering simple, secure access to vital medical data. With Particle Health’s platform and patient consent, licensed affiliated medical providers on the LifeMD primary care platform gain instant access to comprehensive patient health records, therefore enabling best-in-class, personalized care through a deeper understanding of their patients’ medical histories.

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

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital, and possible future acquisitions. There were no shares of common stock sold under the ATM Sales Agreement during the six months ended June 30, 2022 and 2021. Under the 2021 Shelf, the Company has the ability to raise up to $150 million, of which $58.5 million was utilized as of June 30, 2022. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of June 30, 2022.

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

The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The second quarterly dividend on the Series A Preferred Stock was declared on March 25, 2022 to holders of record as of April 5, 2022 and was paid on April 15, 2022. The third quarterly dividend on the Series A Preferred Stock was declared on June 27, 2022 to holders of record as of July 5, 2022 and was paid on July 15, 2022. The dividends are included in the Company’s results of operations for the three and six months ended June 30, 2022.

Going Concern Evaluation

As of June 30, 2022, the Company has an accumulated deficit approximating $170 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through the third quarter of 2022. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $4.2 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its shareholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to mitigate the going concern issues, the Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses. Additionally, the Company has $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf. Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2021, included in our 2021 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LifeMD PR, its recent acquisition, Cleared, its majority owned subsidiary, WorkSimpli, in addition to LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31, 2021 (See Note 7).

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

The Company determined that the LifeMD PC entity, the Company’s affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is a VIE and subject to consolidation. LifeMD PC and the Company do not have any shareholders in common. LifeMD PC is owned by licensed physicians, and the Company maintains a managed service agreement with LifeMD PC whereby we provide all non-clinical services to LifeMD PC. The Company determined that it is the primary beneficiary of LifeMD PC and must consolidate, as we have both the power to direct the activities of LifeMD PC that most significantly impact the economic performance of the entity and we have the obligation to absorb the losses. As a result, the Company presents the financial position, results of operations, and cash flows of LifeMD PC as part of the consolidated financial statements of the Company. There is no non-controlling interest upon consolidation of LifeMD PC.

Total net loss for LifeMD PC was approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2022, respectively.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the valuation of inventory, and stockholders’ equity-based transactions. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit, or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include: (1) $34,914 and $41,452 of reimbursable expenses reclassified from cost of revenues to other operating expenses, (2) $87,491 and $245,153 of taxes and licensing fees reclassified from other operating expenses to general and administrative expenses, (3) $20,896 and $66,555 of software development costs reclassified from cost of revenues to development costs, (4) $56,293 and $129,463 of development services costs reclassified from other operating expenses to development costs, (5) $3,669 and $49,639 of investor relations costs reclassified from general and administrative expenses to selling and marketing expenses and (6) $23,976 and $23,976 of regulatory costs reclassified from cost of telehealth revenue to general and administrative expenses for the three and six months ended June 30, 2021, respectively.

Revenue Recognition

The Company records revenue under the adoption of ASC 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, title does not pass until the product reaches the customer’s delivery site; in these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments, and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale, correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions as contra revenue during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns, and rebates on telehealth revenues approximated $1.6 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Customer discounts, returns, and rebates on telehealth revenues approximated $3.1 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of June 30, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $2.0 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on WorkSimpli revenues approximated $580 thousand and $668 thousand for the three months ended June 30, 2022 and 2021, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.0 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, the Company had the following disaggregated revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
Telehealth revenue	$22,267,963	73%	$15,799,610	71%	$44,866,024	75%	$29,082,925	72%
WorkSimpli revenue	8,190,535	27%	6,514,001	29%	14,635,311	25%	11,428,798	28%
Total net revenue	$30,458,498	100%	$22,313,611	100%	$59,501,335	100%	$40,511,723	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$1,788,555	$1,339,309	$1,499,880	$916,880
Additions	7,853,216	6,183,965	14,221,187	11,210,719
Revenue recognized	(7,649,269)	(6,141,336)	(13,728,565)	(10,745,661)
End of period	$1,992,502	$1,381,938	$1,992,502	$1,381,938

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of June 30, 2022 and December 31, 2021, the reserve for sales returns and allowances was approximately $493 thousand and $477 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of June 30, 2022 and December 31, 2021, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value, with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both June 30, 2022 and December 31, 2021, the Company recorded an inventory reserve in the amount of $57 thousand.

As of June 30, 2022 and December 31, 2021, the Company’s inventory consisted of the following:

	June 30,	December 31,
	2022	2021

Finished Goods - Products	$2,084,799	$1,592,654
Raw materials and packaging components	937,459	81,427
Inventory reserve	(57,016)	(57,481)
Total Inventory - net	$2,965,242	$1,616,600

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of June 30, 2022 and December 31, 2021, the Company has approximately $441 thousand and $204 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $1.9 million and $511 thousand, respectively. As of June 30, 2022 and December 31, 2021, the vast majority of these product deposits are with one vendor that manufacturers the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2022 and December 31, 2021, the Company capitalized $8.1 million and $3.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $9.5 million was acquired in conjunction with the Cleared acquisition during the three months ended March 31, 2022, for which the purchase accounting is preliminary (see Note 3). The Company recorded a $2.7 million goodwill impairment charge during the three months ended June 30, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

Other amortizable intangible assets include: (1) intangible assets acquired related to the ResumeBuild brand (with original cost of approximately $4.5 million) with an estimated useful life of five years, (2) a customer relationship asset (with original cost of approximately $1,007,000) with an estimated useful life of three years, (3) a purchased license (with original cost of $200,000), with an estimated useful life of ten years and (4) purchased domain names (with original costs of $22,731) with estimated useful lives of three years. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment, capitalized software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Paycheck Protection Program

During the year ended December 31, 2020, the Company received aggregate loan proceeds in the amount of approximately $249,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

During the six months ended June 30, 2022 and 2021, the Company had a total of $63,400 and $184,914, respectively, of its PPP loans forgiven by the U.S. Small Business Administration (“SBA”) (See Note 6). As of June 30, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Income Taxes

The Company files corporate federal, state, and local tax returns. LifeMD PR and WorkSimpli file tax returns in Puerto Rico. Both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

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

Stock-based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment. Under this guidance, compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of shares outstanding during each period presented. Convertible securities, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants, and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and preferred stock is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Series B Preferred Stock	1,334,293	1,194,293	1,316,841	1,178,379
Restricted Stock Units (RSUs)	1,445,750	664,375	1,429,125	355,938
Stock options	4,259,198	4,013,400	4,318,065	4,204,200
Warrants	3,859,638	3,984,787	3,859,638	3,767,629
Potentially dilutive securities	10,898,879	9,856,855	10,923,669	9,506,146

Segment Data

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Segment operating results are reviewed by the chief operating decision maker to make determinations about resources to be allocated and to assess performance. Other factors, including type of business, revenue recognition and operating results, are reviewed in determining the Company’s operating segments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the face amount of notes payable approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of June 30, 2022, we utilized four (4) suppliers for fulfillment services, seven (7) suppliers for manufacturing finished goods, four (4) suppliers for packaging, bottling, and labeling, and two (2) suppliers for prescription medications. As of December 31, 2021, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods and four (4) suppliers for packaging, bottling, and labeling.

Recently Issued Accounting Pronouncements

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

The preliminary purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million. The purchase agreement includes up to $72.8 million of potential earn-out payable in cash or stock upon achievement of revenue targets, which is recognized as contingent consideration. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and identifiable intangible assets using significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed:

Preliminary purchase price, net of cash acquired	$9,091,762
Less:
Inventory	7,168
Fixed assets	37,888
Accounts payable and other current liabilities	(408,030)
Goodwill	$9,454,736

The amount allocated to goodwill and intangible assets reflects the benefits the Company expects to realize from the growth of the acquisition’s operations. The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

During the three months ended June 30, 2022, the Company recorded a reduction of $2.7 million to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections through the earnout period. During the three months ended June 30, 2022, the Company also recorded a $2.7 million goodwill impairment charge based on the decline in the Cleared financial projections (See Note 4).

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand. WorkSimpli paid to the Seller a purchase price of $4,500,000, including cash paid upfront and contingent consideration of $500,000. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, the Company has the following amounts related to goodwill and intangible assets:

	Goodwill and Intangible Assets as at:
	June 30,	December 31,	Amortizable
	2022	2021	Life
Goodwill – Cleared Acquisition	$6,719,736	$-
Other Amortizable Intangible Assets:
ResumeBuild brand	4,500,000	-	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Purchased licenses	200,000	200,000	10 years
Website domain name	22,731	22,231	3 years
Less: accumulated amortization	(1,550,597)	(1,209,310)
Total net goodwill and amortizable intangible assets	$10,898,710	$19,761

During the three months ended June 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections. The aggregate amortization expense of the Company’s intangible assets for the three months ended June 30, 2022 and 2021 was approximately $226,893 and $255,937, respectively. The aggregate amortization expense of the Company’s intangible assets for the six months ended June 30, 2022 and 2021 was approximately $341,287 and $339,840, respectively. Total amortization expense for the remainder of 2022 is $453,789. Total amortization expense for 2023 through 2026 is approximately $900,000 per year and $112,500 for 2027.

NOTE 5 – ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, the Company has the following amounts related to accrued expenses:

	June 30,	December 31,
	2022	2021
Accrued selling and marketing expenses	$4,156,544	$4,981,453
Accrued compensation	603,287	1,657,843
Accrued dividends payable	776,562	871,476
Sales tax payable	2,201,583	2,000,000
Purchase price payable	1,633,227	-
Other accrued expenses	1,862,106	2,084,833
Total accrued expenses	$11,233,309	$11,595,605

NOTE 6 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020, and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses, and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA, if the Company satisfies applicable employee headcount and compensation requirements. During the six months ended June 30, 2022 and 2021, the Company had a total of $63,400 and $184,914, respectively, of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 and $229,351 for the three months ended June 30, 2022 and 2021, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 and $368,814 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock, and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. Under the 2021 Shelf, the Company had the ability to raise up to $150 million. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of June 30, 2022.

Options and Warrants

During the six months ended June 30, 2022, the Company issued an aggregate of 25,535 shares of common stock related to the cashless exercise of options.

During the six months ended June 30, 2022, the Company issued an aggregate of 90,400 shares of common stock related to the exercise of options for gross proceeds of $90,400.

During the six months ended June 30, 2022, the Company issued an aggregate of 22,000 shares of common stock related to the exercise of warrants for gross proceeds of $38,500.

Membership Interest Purchase Agreement

On July 31, 2019 the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company; Conversion Labs PR (now “LifeMD PR”), a majority owned subsidiary; Taggart International Trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber; and American Nutra Tech LLC, a company controlled by its Chief Innovation and Marketing Officer, Mr. Stefan Galluppi (“Mr. Schreiber, Taggart International Trust, Mr. Galluppi, and American Nutra Tech LLC each a “Related Party” and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83333% of the membership interests (the “Remaining Interests”) of Conversion Labs PR from the Related Parties, bringing the Company’s ownership of Conversion Labs PR to 100%.

As consideration for the Company’s purchase of the Remaining Interests from the Related Parties, Mr. Schreiber and Mr. Galluppi agreed to cancel all potential issuances of restricted stock and or options related to their employment with the Company, in exchange for the immediate issuance of 500,000 shares of the Company’s restricted common stock to each of Mr. Schreiber and Mr. Galluppi (the “Initial Issuances”) (equal to 1,000,000 shares in the aggregate). Mr. Schreiber and Mr. Galluppi were also entitled to additional issuances pursuant to certain milestones as follows: (i) 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1,000,000 shares in the aggregate) on the business day following a consecutive ninety (90) day period, during which the Company’s Common Stock shall have traded at an average price per share equal to or higher than $2.50 (the “First Milestone”), and (ii) an additional 500,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (1,000,000 shares in the aggregate) following a consecutive ninety (90) day period during which the Common Stock shall have traded at an average price per share equal to or higher than $3.75 (the “Second Milestone” and, together with the First Milestones, the “Milestones”). Having achieved the Milestones, the Company, on December 9, 2020, issued an aggregate of 1,000,000 shares of the Company’s Common Stock to each of Mr. Schreiber and Mr. Galluppi (the “Milestone Shares”) (2,000,000 shares in the aggregate). The Milestone Shares are subject to the previously disclosed 180-day Lock-Up Agreement, each of which Mr. Schreiber and Mr. Galluppi signed on November 3, 2020.

The Company recorded an aggregate expense of $18,060,000 reflected in general and administrative expenses during the three months ended September 30, 2020 for the issuance of these 2,000,000 shares, of which 1,200,000 shares were issued during the three months ended March 31, 2021.

Common Stock

Common Stock Transactions During the Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company issued an aggregate of 147,500 shares of common stock for services expensed in prior periods.

Noncontrolling Interest

For the three months ended June 30, 2022, net income attributed to the non-controlling interest amounted to $46,001 and for the three months ended June 30, 2021, net loss attributed to the non-controlling interest amounted to $197,973. During both the three months ended June 30, 2022 and 2021, the Company paid distributions to non-controlling shareholders of $36,000. For the six months ended June 30, 2022, net income attributed to the non-controlling interest amounted to $70,727 and for the six months ended June 30, 2021, net loss attributed to the non-controlling interest amounted to $468,476. During both the six months ended June 30, 2022 and 2021, the Company paid distributions to non-controlling shareholders of $72,000.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated the WSS Restructuring. To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR (now “LifeMD PR”), entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLB PR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLB PR Note was extinguished.

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

In furtherance of the WSS Restructuring, Conversion Labs PR entered into a Membership Interest Purchase Agreement with WSS, (the “CVLB PR MIPA”), pursuant to which Conversion Labs PR purchased 12,000 membership interests of WSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches, with a purchase price of $100,000 per tranche to be made at the sole discretion of Conversion Labs PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches were made on the 60-day anniversary and the 120-day anniversary of the WSS Effective Date.

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

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of June 30, 2022, the Plan provided for the issuance of up to 4,800,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 1,787,885 shares as of June 30, 2022.

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

During the six months ended June 30, 2022, the Company issued an aggregate of 288,500 stock options to employees under the 2020 Plan and the prior plan. These stock options have a contractual term of 4 to 5 years and vest in increments, which fully vest the options over a two to three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the six months ended June 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41
Granted	88,500	3.28 – 13.74	4.24 years	9.37
Cancelled/Forfeited/Expired	(156,135)	7.07 – 13.74	8.82 years	9.14
Balance at June 30, 2022	1,995,865	$3.28 – 21.02	7.34 years	$9.43

Exercisable at December 31, 2021	636,229	$4.57 – 21.02	8.95 years	$9.18
Exercisable at June 30, 2022	977,326	$3.28 – 21.02	8.22 years	$9.43

The total fair value of the options granted was $711,312, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 135.65% – 465.55%, and risk-free rate of 0.90%–1.62%. Total compensation expense under the 2020 Plan options above was $1,840,116 and $1,239,421 for the three months ended June 30, 2022 and 2021, respectively, with unamortized expense remaining of $9,225,969 as of June 30, 2022. Total compensation expense under the 2020 Plan options above was $3,484,606 and $2,196,074 for the six months ended June 30, 2022 and 2021, respectively.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the six months ended June 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45
Granted	50,000	4.12	4.51 years	4.12
Exercised	(130,400)	1.00 – 1.40	0.47 years	1.12
Balance at June 30, 2022	1,578,333	$1.00 – 19.61	5.73 years	$5.77

Exercisable December 31, 2021	1,019,164	$1.00 – 19.61	5.21 years	$3.60
Exercisable at June 30, 2022	1,096,726	$1.00 – 19.61	5.51 years	$4.51

The total fair value of the options granted was $205,995, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 420.16% and risk-free rate of 1.37%. Total compensation expense under the above service-based option plan was $547,381 and $529,508 for the three months ended June 30, 2022 and 2021, respectively, with unamortized expense remaining of $3,801,698 as of June 30, 2022. Total compensation expense under the above service-based option plan was $1,097,781 and $936,493 for the six months ended June 30, 2022 and 2021, respectively. Of the total service-based options exercised during the six months ended June 30, 2022, 40,000 options were exercised on a cashless basis, which resulted in 25,535 shares issued and 90,400 options were exercised for cash.

The following is a summary of outstanding performance-based options activity for the six months ended June 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60
Granted	150,000	4.12	3.51 years	4.12
Balance at June 30, 2022	685,000	$1.25 – 4.12	4.75 years	$2.15

Exercisable December 31, 2021	100,000	$1.75 – 2.50	1.96 years	$2.01
Exercisable at June 30, 2022	100,000	$1.75 – 2.50	1.47 years	$2.01

The total fair value of the options granted was $617,980, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 3.5 years, volatility of 444% and risk-free rate of 1.37%. Total compensation expense under the above performance-based option plan was $105,797 and $173,397 for the three months ended June 30, 2022 and 2021, respectively, with unamortized expense remaining of $211,594. Total compensation expense under the above performance-based option plan was $211,594 and $173,397 for the six months ended June 30, 2022 and 2021, respectively.

Restricted Stock Units (RSUs) (under the 2020 Plan)

The following is a summary of outstanding RSU activity under our 2020 Plan for the six months ended June 30, 2022:

RSUs Outstanding Number of Shares
Balance at December 31, 2021	375,375
Granted	563,000
Vested	(87,625)
Balance at June 30, 2022	850,750

The total fair value of the 563,000 RSUs granted was $1,751,235 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the 2020 Plan RSUs above was $595,038 and $0 for the three months ended June 30, 2022 and 2021, respectively, with unamortized expense remaining of $4,243,941 as of June 30, 2022. Total compensation expense under the 2020 Plan RSUs above was $1,571,158 and $357,163 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, 87,625 RSUs vested, of which 47,500 RSUs were issued.

RSUs (outside of 2020 Plan)

The following is a summary of outstanding RSU activity outside of the 2020 Plan for the six months ended June 30, 2022:

RSUs Outstanding Number of Shares
Balance at December 31, 2021	600,000
Granted	60,000
Vested	(65,000)
Balance at June 30, 2022	595,000

The total fair value of the 60,000 RSUs granted was $215,400 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs outside of the 2020 Plan was $347,700 and $0 for the three months ended June 30, 2022 and 2021, respectively, with unamortized expense remaining of $5,297,700 as of June 30, 2022. Total compensation expense for RSUs outside of the 2020 Plan was $938,700 and $0 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, 65,000 RSUs vested, of which 50,000 were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the six months ended June 30, 2022:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	4.94 years	$5.59
Exercised	(22,000)	1.75	0.46 years	1.75
Cancelled/Forfeited/Expired	(6,800)	2.00	-	2.00
Balance at June 30, 2022	3,859,638	$1.40 – 12.00	4.23 years	$5.61

Exercisable December 31, 2021	2,621,307	$1.40 – 12.00	6.36 years	$5.98
Exercisable June 30, 2022	3,747,319	$1.40 – 12.00	4.26 years	$5.66

Total compensation expense on the above warrants for services was $604,974 for both the three months ended June 30, 2022 and 2021, with unamortized expense remaining of $437,279 as of June 30, 2022. Total compensation expense on the above warrants for services was $1,209,948 for both the six months ended June 30, 2022 and 2021.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $4,041,006 and $2,547,300 for the three months ended June 30, 2022 and 2021, respectively. The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $8,513,787 and $4,873,075 for the six months ended June 30, 2022 and 2021, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was $23,218,181 as of June 30, 2022.

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

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of June 30, 2022:

Remainder of fiscal year 2022	$419,809
Fiscal year 2023	732,409
Fiscal year 2024	484,580
Fiscal year 2025	68,850
Less: imputed interest	(130,065)
Present value of operating lease liabilities	$1,575,583

Operating lease expenses were $201,279 and $97,093 for the three months ended June 30, 2022 and 2021, respectively, and $403,691 and $190,503 for the six months ended June 30, 2022 and 2021, respectively, and were included in other operating expenses in our consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	June 30,
	2022	2021
Cash paid for operating lease liabilities	$323,580	$179,870

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term in years	3.28	3.75
Weighted average discount rate	7.16%	7.15%

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of June 30, 2022 and December 31, 2021, no amount was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of June 30, 2022.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $1.9 million and $511 thousand, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2022, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5,020,000 and $33,020,000 in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75,000, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and was awaiting a decision from the Court on whether the case will be fully or partially dismissed. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, noted below) together (without prejudice that it will be one mediation nor used to support consolidation should mediation fail), with a target completion date of on or before August 26, 2022.  The parties have discussed potential mediators. The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the Court foregoing any decision on our motion to dismiss until after mediation. The Company intends to continue to vigorously defend against this action. As of June 30, 2022, the Company has accrued all amounts it deems appropriate for this matter.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $273,859, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $273,859, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties have commenced fact discovery. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599) together (without prejudice that it will be one mediation nor used to support consolidation should mediation fail), with a target completion date of on or before August 26, 2022.  The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the court foregoing any decision on our motion to dismiss until after mediation. The Company intends to continue to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company (the “Blair Complaint”). The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1,000,000 minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. On June 28, 2022, Blair served its first set of document requests. Per court order, the Company's responses are due August 31, 2022. Further, the Company is required to provide initial written discovery requests on plaintiff by August 17, 2022. A case management conference concerning the status of completion of written discovery and document production is scheduled for October 6, 2022. The court intends to enter a case management schedule and trial date at that conference. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 10 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, a third party, and incurs expense of approximately $3,000 a month for this office space. The Company previously made payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer (“CEO”), for rent on Conversion Labs PR’s Puerto Rico office space which was $0 and $22,500 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $45,000 for the six months ended June 30, 2022 and 2021, respectively.

Conversion Labs PR utilizes BV Global Fulfillment (“BV Global”), previously owned by a related person (the “Owner”) of the Company’s CEO, to warehouse a portion of the Company’s finished goods inventory and for fulfillment services. On December 31, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with BV Global and the Owner, whereby BV Global and the Owner agreed to sell to the Company certain purchased assets of BV Global in exchange for approximately $9 thousand. Prior to entering into the APA, the Company paid a monthly fee of $13,000 to $16,000 for fulfillment services and reimbursed BV Global for their direct costs associated with shipping the Company’s products. The Company reimbursed BV Global a total of $319,444 and $418,526 during the three and six months ended June 30, 2021, respectively. As of December 31, 2021, the Company owed BV Global $61,824, which is included in accounts payable on the accompanying unaudited condensed consolidated balance sheets.

WorkSimpli Software

During the six months ended June 30, 2022 and 2021, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegalSubmit a total of $351,953 and $186,503 during the three months ended June 30, 2022 and 2021, respectively, and $651,323 and $359,340 during the six months ended June 30, 2022 and 2021, respectively, for these services. There were no amounts owed to LegalSubmit as of both June 30, 2022 and December 31, 2021.

Amended Officer Employment Agreements

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

On January 27, 2022, the Company and Eric H. Yecies, our General Counsel (“GC”) and Chief Compliance Officer (“CCO”), entered into the First Amendment to his employment agreement to provide that our CCO receive 37,500 RSUs, with 12,500 of the RSUs vesting on the grant date and the first and second anniversaries of the grant date. Additionally, the First Amendment to his employment agreement provided that our CCO is eligible to receive up to 105,000 PSUs, which will vest subject to the Company achieving certain key revenue, EBITDA and share price appreciation milestones.

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

NOTE 11 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Telehealth
Revenue	$22,267,963	$15,799,610	$44,866,024	$29,082,925
Gross margin	80.0%	74.6%	78.7%	75.4%
Operating loss	$(15,945,799)	$(14,782,474)	$(29,217,656)	$(24,897,459)
WorkSimpli
Revenue	$8,190,535	$6,514,001	$14,635,311	$11,428,798
Gross margin	97.8%	98.5%	97.7%	98.4%
Operating income (loss)	$306,674	$(1,344,289)	$471,516	$(3,147,641)
Consolidated
Revenue	$30,458,498	$22,313,611	$59,501,335	$40,511,723
Gross margin	84.8%	81.5%	83.4%	81.9%
Operating loss	$(15,639,125)	$(16,126,763)	$(28,746,140)	$(28,045,100)

Relevant segment data as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Total Assets
Telehealth	$30,950,175	$48,056,920
WorkSimpli	7,019,306	1,866,323
Consolidated	$37,969,481	$49,923,243

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

In August 2022, the Company issued an aggregate of 63,750 shares of common stock for services rendered.

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

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	current and potential material weaknesses in our internal control over financial reporting;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), our recent acquisition, Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest (“LifeMD PC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service (“SaaS”) for converting, editing, signing, and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased its ownership stake in WorkSimpli to 85.6%. On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

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

Since inception, we have helped more than 600,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 54% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Total revenue from recurring subscriptions is approximately 90%. In addition to our telehealth business, we own 85.6% of WorkSimpli, which operates PDFSimpli, a rapidly growing SaaS platform for converting, signing, editing, and sharing PDF documents. This business has seen 28% year over year revenue growth, with recurring revenue of 98%.

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

Our process across each brand is to guide consumers through a medical intake process and product selection, after which a licensed U.S. physician conducts a virtual consultation and, if appropriate, prescribes prescription medications and/or recommends OTC products. Prescription medications and OTC products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 600,000 individuals having purchased our products and services to date.

Hair Loss: ShapiroMD

Launched in 2017, ShapiroMD is a telehealth platform brand that offers access to virtual medical treatment, prescription medications, patented-doctor formulated OTC products, an FDA approved medical device for male and female hair loss, and female specific topical compounded medications for hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States and has served more than 260,000 customers and patients since inception with a 4.9-star Trustpilot rating.

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from a licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. Our vision for RexMD is to become a leading telehealth destination for men. RexMD has emerged as a leading men’s telehealth platform across the United States and has served more than 330,000 customers and patients since inception with a 4.3-star Trustpilot rating.

Variable Interest Entity: LifeMD Primary Care

Beta launched in the fourth quarter of 2021, LifeMD PC is a personalized, subscription-based virtual primary care platform. The LifeMD PC clinic provides patients in all 50 states with 24/7 access to a high-quality provider for their primary care, urgent care, and chronic care needs. LifeMD PC offers a mobile first platform that incorporates virtual consultations and treatment, prescription medications, diagnostics, and imaging. LifeMD PC capabilities are supported by robust partnerships as further discussed below. No revenue was recorded related to the LifeMD PC during the three and six months ended June 30, 2022.

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online SaaS platform that allows users to create, edit, convert, sign, and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company increased its ownership of WorkSimpli to 85.6%.

Significant Developments During the Three Months Ended June 30, 2022

2020 Equity Incentive Plan (the “2020 Plan”)

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of June 30, 2022, the Plan provided for the issuance of up to 4,800,000 shares of Common Stock. For additional information see Note 7 - Stockholders’ Equity to our unaudited condensed consolidated financial statements included in this report.

Supply Chain

The ongoing impact on business activity brought about by COVID-19 continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. Among other things, our supply chain is subject to the effects of COVID-19, as well as to natural disasters and other events beyond our control, such as raw material, component, and labor shortages; increased fuel and freight costs; global and regional shipping and logistics constraints; work stoppages; power outages; and the physical effects of climate change, including changes in weather patterns. In addition, human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. Although we do not believe that raw materials used in the products we sell are sourced from regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of modest increases in (i) pricing on air and ocean freight, as well as for component and product parts, (ii) the overall time to receive shipments, and (iii) the overall time for shipment and delivery to our customers from third-party shippers.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue

Our financial results for the three months ended June 30, 2022 are summarized as follows in comparison to the three months ended June 30, 2021:

	June 30, 2022		June 30, 2021
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$22,267,963	73.11%	$15,799,610	70.81%
WorkSimpli revenue, net	8,190,535	26.89%	6,514,001	29.19%
Total revenue, net	30,458,498	100%	22,313,611	100%
Cost of telehealth revenue	4,453,126	14.62%	4,021,005	18.03%
Cost of WorkSimpli revenue	182,185	0.60%	99,215	0.44%
Total cost of revenue	4,635,311	15.22%	4,120,220	18.47%
Gross profit	25,823,187	84.78%	18,193,391	81.53%
Selling and marketing expenses	21,817,966	71.63%	22,392,179	100.35%
General and administrative expenses	13,250,669	43.51%	10,523,071	47.16%
Goodwill impairment charge	2,735,000	8.97%	-	-%
Other operating expenses	1,951,244	6.41%	809,066	3.63%
Customer service expenses	1,006,363	3.30%	473,235	2.12%
Development costs	701,070	2.30%	122,603	0.55%
Total expenses	41,462,312	136.12%	34,320,154	153.81%
Operating loss	(15,639,125)	(51.34)%	(16,126,763)	(72.28)%
Other income (expenses), net	2,666,164	8.75%	(901,910)	(4.04)%
Net loss	(12,972,961)	(42.59)%	(17,028,673)	(76.32)%
Net income (loss) attributable to non-controlling interest	46,001	0.15%	(197,973)	(0.89)%
Net loss attributable to LifeMD, Inc.	(13,018,962)	(42.74)%	(16,830,700)	(75.43)%
Preferred stock dividends	(776,562)	(2.55)%	-	-%
Net loss attributable to common shareholders	$(13,795,524)	(45.29)%	$(16,830,700)	(75.43)%

Revenues for the three months ended June 30, 2022 were approximately $30.5 million, an increase of 37% compared to approximately $22.3 million for the three months ended June 30, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 41% and an increase in WorkSimpli revenue of 26%. Telehealth revenue accounts for 73% of total revenue and has increased during the three months ended June 30, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 27% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 13% to approximately $4.6 million for the three months ended June 30, 2022 compared to approximately $4.1 million for the three months ended June 30, 2021. The combined cost of revenue increase was due to increased sales volume during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Telehealth costs decreased to 20% of associated telehealth revenues experienced during the three months ended June 30, 2022, from 26% of associated telehealth revenues during the three months ended June 30, 2021. WorkSimpli costs remained consistent at 2% of associated WorkSimpli revenues for the both the three months ended June 30, 2022 and 2021.

Gross profit increased by approximately 42% to approximately $25.8 million for the three months ended June 30, 2022 compared to approximately $18.2 million for the three months ended June 30, 2021, as a result of increased combined sales. Gross profit as a percentage of revenues increased to 85% during the three months ended June 30, 2022, from 82% for the three months ended June 30, 2021. Gross profit as a percentage of revenues for telehealth was 80% for the three months ended June 30, 2022 compared to 75% for the three months ended June 30, 2021, and for WorkSimpli was 98% for the three months ended June 30, 2022 compared to 99% for the three months ended June 30, 2021. Improved pricing and favorable product mix in 2022 have contributed to the increase in gross profit.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were approximately $41.5 million, as compared to approximately $34.3 million for the three months ended June 30, 2021. This represents an increase of 21%, or $7.1 million. The increase is primarily attributable to:

(i)	General and administrative expenses: During the three months ended June 30, 2022, stock-based compensation was $4.0 million, with the majority related to stock compensation expense attributable to the service-based options. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended June 30, 2022, the Company has had an increase of approximately $2.7 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases, partially offset by a Company-wide strategic reduction in costs.

(ii)	Goodwill impairment charge: During the three months ended June 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense and bank charges. During the three months ended June 30, 2022, the Company had an increase of approximately $1.1 million, or 141%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended June 30, 2022, the Company had an increase of approximately $533 thousand, primarily related to increases in headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the three months ended June 30, 2022, the Company had an increase of approximately $578 thousand, primarily resulting from technology platform improvements and amortization expense.

These increases in operating expenses were partially offset by a decrease in selling and marketing expenses which consist of online marketing and advertising expenses. During the three months ended June 30, 2022, the Company had a decrease of approximately $574 thousand, or 3% in selling and marketing costs resulting from a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

Other Income (Expenses), net

	Three Months Ended June 30,
	2022	2021
Interest expense, net	$(132,236)	$(901,910)
Change in fair value of contingent consideration	2,735,000	-
Gain on debt forgiveness	63,400	-
Total	$2,666,164	$(901,910)

Other income, net for the three months ended June 30, 2022, consists of a $2.7 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value, gain on debt forgiveness of PPP loans and interest accrued on the Series B Convertible Preferred Stock. Other expenses for the three months ended June 30, 2021, consist of interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement. Interest expense decreased by approximately $770 thousand during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenue

Our financial results for the six months ended June 30, 2022 are summarized as follows in comparison to the six months ended June 30, 2021:

	June 30, 2022		June 30, 2021
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$44,866,024	75.40%	$29,082,925	71.79%
WorkSimpli revenue, net	14,635,311	24.60%	11,428,798	28.21%
Total revenue, net	59,501,335	100%	40,511,723	100%
Cost of telehealth revenue	9,539,194	16.03%	7,144,030	17.64%
Cost of WorkSimpli revenue	344,292	0.58%	187,247	0.46%
Total cost of revenue	9,883,486	16.61%	7,331,277	18.10%
Gross profit	49,617,849	83.39%	33,180,446	81.90%
Selling and marketing expenses	43,727,791	73.49%	41,078,880	101.40%
General and administrative expenses	25,553,147	42.95%	17,498,642	43.19%
Other operating expenses	3,278,978	5.51%	1,445,853	3.57%
Goodwill impairment charge	2,735,000	4.59%	-	-%
Customer service expenses	1,939,670	3.26%	768,512	1.90%
Development costs	1,129,403	1.90%	433,659	1.07%
Total expenses	78,363,989	131.70%	61,225,546	151.13%
Operating loss	(28,746,140)	(48.31)%	(28,045,100)	(69.23)%
Other income (expenses), net	2,498,230	4.20%	(856,459)	(2.11)%
Net loss	(26,247,910)	(44.11)%	(28,901,559)	(71.34)%
Net income (loss) attributable to non-controlling interest	70,727	0.12%	(468,476)	(1.16)%
Net loss attributable to LifeMD, Inc.	(26,318,637)	(44.23)%	(28,433,083)	(70.18)%
Preferred stock dividends	(1,553,125)	(2.61)%	-	-%
Net loss attributable to common shareholders	$(27,871,762)	(46.84)%	$(28,433,083)	(70.18)%

Revenues for the six months ended June 30, 2022 were approximately $59.5 million, an increase of 47% compared to approximately $40.5 million for the six months ended June 30, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 54% and an increase in WorkSimpli revenue of 28%. Telehealth revenue accounts for 75% of total revenue and has increased during the six months ended June 30, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 25% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 35% to approximately $9.9 million for the six months ended June 30, 2022 compared to approximately $7.3 million for the six months ended June 30, 2021. The combined cost of revenue increase was due to increased sales volume during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Telehealth costs decreased to 21% of associated telehealth revenues experienced during the six months ended June 30, 2022, as compared to 25% of associated telehealth revenues during the six months ended June 30, 2021. WorkSimpli costs were 2% of associated WorkSimpli revenues for both the six months ended June 30, 2022 and 2021.

Gross profit increased by approximately 50% to approximately $49.6 million for the six months ended June 30, 2022 compared to approximately $33.2 million for the six months ended June 30, 2021, as a result of increased combined sales. Gross profit as a percentage of revenues was 83% for the six months ended June 30, 2022 compared to 82% for the six months ended June 30, 2021. Gross profit as a percentage of revenues for telehealth was 79% for the six months ended June 30, 2022 compared to 75% for the six months ended June 30, 2021, and for WorkSimpli was 98% for both the six months ended June 30, 2022 and June 30, 2021. Improved pricing and favorable product mix in 2022 have contributed to the increase in gross profit.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were approximately $78.4 million, as compared to approximately $61.2 million for the six months ended June 30, 2021. This represents an increase of 28%, or $17.1 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30, 2022, the Company had an increase of approximately $2.6 million, or 7% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth reported. This ramp up is expected to maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the six months ended June 30, 2022, stock-based compensation was $8.5 million, with the majority related to stock compensation expense attributable to the service-based options. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the six months ended June 30, 2022, the Company has had an increase of approximately $8.1 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and other increases in infrastructure expenses incurred to support the sales volume increases, partially offset by a Company-wide strategic reduction in costs.

(iii)	Other operating expenses: This consists of rent, insurance, royalty expense and bank charges. During the six months ended June 30, 2022, the Company had an increase of approximately $1.8 million or 127%, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iv)	Goodwill impairment charge: During the six months ended June 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(v)	Customer service expenses: This consists of payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the six months ended June 30, 2022, the Company had an increase of approximately $1.2 million, primarily related to increases in headcount in the Company’s customer service department.

(vi)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the six months ended June 30, 2022, the Company had an increase of approximately $696 thousand, primarily resulting from technology platform improvements and amortization expense.

Other Income (Expenses), net

	Six Months Ended June 30,
	2022	2021
Interest expense, net	$(300,170)	$(1,041,373)
Change in fair value of contingent consideration	2,735,000	-
Gain on debt forgiveness	63,400	184,914
Total	$2,498,230	$(856,459)

Other income, net for the six months ended June 30, 2022, consists of a $2.7 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value, gain on debt forgiveness of PPP loans and interest accrued on the Series B Convertible Preferred Stock. Other expenses, net consist of interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement and gain on debt forgiveness of PPP loans for the six months ended June 30, 2021. Interest expense decreased by approximately $741 thousand during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Working Capital

	June 30, 2022	December 31, 2021
Current assets	$18,510,217	$44,921,440
Current liabilities	25,869,031	22,825,589
Working capital	$(7,358,814)	$22,095,851

Working capital decreased by approximately $29.5 million during the six months ended June 30, 2022. The decrease in current assets is primarily attributable to a decrease in cash of approximately $29.6 million, partially offset by an increase in accounts receivable of approximately $1.5 million and an increase in inventory of $1.3 million. Current liabilities increased by $3 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $2.5 million as a result of the Company extending payables and credit terms with vendors and accrual of the first noncontingent milestone payment related to the Cleared acquisition of $1.6 million due on the first anniversary of the acquisition.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Net loss	$(26,247,910)	$(28,901,559)
Net cash used in operating activities	(18,190,108)	(19,840,409)
Net cash used in investing activities	(9,893,154)	(970,463)
Net cash (used in) provided by financing activities	(1,527,475)	29,046,034
Net (decrease) increase in cash	(29,610,737)	8,235,162

Since inception, the Company has funded operations through the collections from revenues provided by the sales of its products, issuances of common and preferred stock, receipt of loans and advances from officers and directors and the issuance of convertible notes to third-party investors. Rising interest rates and inflation may increase the cost of capital and make it more difficult for us to access capital markets.

Net cash used in operating activities was approximately $18.2 million for the six months ended June 30, 2022, as compared with approximately $19.8 million six months ended June 30, 2021. The significant factors contributing to the cash used in operations during the six months ended June 30, 2022, include the net loss of approximately $26.3 million (inclusive of $8.5 million in non-cash, stock-based compensation charges), an increase in accounts receivable of $1.5 million and purchase of inventory of $1.3 million, partially offset by the Company’s increase in accounts payable and accrued expenses of approximately $0.7 million, excluding the $1.6 million accrual for the first noncontingent milestone payment related to the Cleared acquisition due on the first anniversary of the acquisition.

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $9.9 million, as compared with approximately $970 thousand for the six months ended June 30, 2021. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $4.5 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million, cash paid for the Cleared acquisition of approximately $1.0 million and cash paid for the purchase of equipment of $357 thousand.

Net cash used in financing activities for the six months ended June 30, 2022 was approximately $1.5 million as compared with net cash provided by financing activities of approximately $29.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash used in financing activities consisted of preferred stock dividends of $1.6 million, distributions to non-controlling interest of $72 thousand and a contingent consideration payment related to the ResumeBuild acquisition of $31 thousand, partially offset by proceeds from the exercise of options and warrants of $129 thousand.

Liquidity and Capital Resources Outlook

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisition, fund business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes.

The Company’s continued operations are dependent upon obtaining an increase in its sales volumes which the Company has been successful in achieving to date. However, there can be no assurances that we will continue to be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its shareholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to mitigate the going concern issues, the Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses. Additionally, the Company has $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf. Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

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

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of June 30, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $2.0 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns, and rebates on telehealth revenues approximated $1.6 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Customer discounts, returns, and rebates on telehealth revenues approximated $3.1 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.

Customer discounts and allowances on WorkSimpli revenues approximated $580 thousand and $668 thousand for the three months ended June 30, 2022 and 2021, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.0 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2022 and December 31, 2021, the Company capitalized $8.1 million and $3.6 million, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $9.5 million was acquired in conjunction with the Cleared acquisition during the three months ended March 31, 2022 for which the purchase accounting is preliminary (see Note 3). The Company recorded a $2.7 million goodwill impairment charge during the three months ended June 30, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment, capitalized software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that materially affected, our internal control over financial reporting as of that date.

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

There is substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $170 million. We have limited financial resources, and as of June 30, 2022 we had a working capital deficit of $7.4 million and a cash balance of $11.7 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2022 without registration under the Securities Act:

During the three months ended June 30, 2022, the Company issued an aggregate of 90,400 shares of common stock related to the exercise of stock options for gross proceeds of $90,400.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	LifeMD, Inc. Amended and Restated 2020 Equity and Incentive Plan	DEF14A	A	04/29/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract, or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	August 11, 2022

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	August 11, 2022

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date:	August 11, 2022

