Form 10-Q
period 2022-09-30
LifeMD, Inc.
filed 2022-11-10
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 9, 2022, there were 31,449,735 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$5,836,823	$41,328,039
Accounts receivable, net	2,538,118	980,055
Product deposit	108,051	203,556
Inventory, net	3,676,131	1,616,600
Other current assets	814,576	793,190
Total Current Assets	12,973,699	44,921,440
Non-current Assets
Equipment, net	533,561	233,805
Right of use asset, net	1,289,250	1,752,448
Capitalized software, net	7,991,836	2,995,789
Goodwill	5,654,665	-
Intangible assets, net	4,918,550	19,761
Total Non-current Assets	20,387,862	5,001,803
Total Assets	$33,361,561	$49,923,243
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$10,797,544	$9,059,214
Accrued expenses	11,082,354	11,595,605
Notes payable, net	-	63,400
Current operating lease liabilities	702,237	607,490
Deferred revenue	2,353,152	1,499,880
Total Current Liabilities	24,935,287	22,825,589
Long-term Liabilities
Noncurrent operating lease liabilities	705,702	1,178,544
Contingent consideration	3,120,250	100,000
Purchase price payable	1,517,381	-
Total Liabilities	30,278,620	24,104,133
Commitments and Contingencies (Note 9)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately $1,272 and $1,175 per share as of September 30, 2022 and December 31, 2021, respectively	4,451,137	4,110,822
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $27.27 and $25.62 per share as of September 30, 2022 and December 31, 2021, respectively	140	140
Common stock, $0.01 par value; 100,000,000 shares authorized, 31,457,775 and 30,704,434 shares issued, 31,354,735 and 30,601,394 outstanding as of September 30, 2022 and December 31, 2021, respectively	314,578	307,045
Additional paid-in capital	177,131,586	164,517,634
Accumulated deficit	(177,851,083)	(141,921,085)
Treasury stock, 103,040 and 103,040 shares, at cost	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ (Deficit) Equity	(568,480)	22,740,033
Non-controlling interest	(799,716)	(1,031,745)
Total Stockholders’ (Deficit) Equity	(1,368,196)	21,708,288
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$33,361,561	$49,923,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Telehealth revenue, net	$21,365,178	$18,540,897	$66,231,202	$47,623,822
WorkSimpli revenue, net	10,047,291	6,406,302	24,682,602	17,835,100
Total revenues, net	31,412,469	24,947,199	90,913,804	65,458,922
Cost of revenues
Cost of telehealth revenue	4,502,919	4,969,306	14,042,112	12,113,336
Cost of WorkSimpli revenue	213,923	127,181	558,216	314,428
Total cost of revenues	4,716,842	5,096,487	14,600,328	12,427,764
Gross profit	26,695,627	19,850,712	76,313,476	53,031,158

Expenses
Selling and marketing expenses	17,200,859	20,293,935	60,928,649	61,372,815
General and administrative expenses	12,476,760	10,695,663	38,029,907	28,194,305
Goodwill impairment charge	-	-	2,735,000	-
Other operating expenses	1,525,645	818,404	4,804,623	2,264,257
Customer service expenses	1,488,428	505,880	3,428,098	1,274,392
Development costs	821,636	128,134	1,951,039	561,793
Total expenses	33,513,328	32,442,016	111,877,316	93,667,562
Operating loss	(6,817,701)	(12,591,304)	(35,563,840)	(40,636,404)
Interest expense, net	(132,235)	(1,824,777)	(432,405)	(2,866,150)
Change in fair value of contingent consideration	(248,000)	-	2,487,000	-
Gain on debt forgiveness	-	-	63,400	184,914
Net loss	(7,197,936)	(14,416,081)	(33,445,845)	(43,317,640)
Net income (loss) attributable to non-controlling interest	83,737	(62,706)	154,464	(531,182)
Net loss attributable to LifeMD, Inc.	(7,281,673)	(14,353,375)	(33,600,309)	(42,786,458)
Preferred stock dividends	(776,563)	-	(2,329,688)	-
Net loss attributable to LifeMD, Inc. common stockholders	$(8,058,236)	$(14,353,375)	$(35,929,997)	$(42,786,458)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.26)	$(0.54)	$(1.17)	$(1.66)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.26)	$(0.54)	$(1.17)	$(1.66)
Weighted average number of common shares outstanding:
Basic	30,935,643	26,684,591	30,830,533	25,820,478
Diluted	30,935,643	26,684,591	30,830,533	25,820,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2021	-	$-	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock compensation expense	-	-	1,203,750	12,038	2,313,737	-	-	2,325,775	-	2,325,775
Cashless exercise of stock options	-	-	608,905	6,089	(6,089)	-	-	-	-	-
Exercise of stock options	-	-	30,000	300	23,700	-	-	24,000	-	24,000
Sale of stock in private placement, net	-	-	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Purchase of additional membership interest of WSS	-	-	-	-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of noncontrolling interest for additional investment	-	-	-	-	(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	-	-	(11,602,383)	-	(11,602,383)	(270,503)	(11,872,886)
Balance, March 31, 2021	-	$-	25,885,014	$258,851	$91,585,607	$(91,754,288)	$(163,701)	$(73,531)	$(767,896)	$(841,427)

Stock compensation expense	-	-	30,000	300	2,547,000	-	-	2,547,300	-	2,547,300
Exercise of stock options	-	-	391,000	3,910	738,840	-	-	742,750	-	742,750
Cashless exercise of stock options	-	-	264,142	2,641	(2,641)	-	-	-	-	-
Exercise of warrants	-	-	65,684	657	311,342	-	-	311,999	-	311,999
Warrants issued for debt instruments	-	-	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	-	-	(16,830,700)	-	(16,830,700)	(197,973)	(17,028,673)
Balance, June 30, 2021	-	$-	26,635,840	$266,359	$101,450,858	$(108,584,988)	$(163,701)	$(7,031,472)	$(1,001,869)	$(8,033,341)

Stock compensation expense	-	-	30,000	300	3,110,516	-	-	3,110,816	-	3,110,816
Exercise of stock options	-	-	30,000	300	53,700	-	-	54,000	-	54,000
Exercise of warrants	-	-	96,349	963	167,647	-	-	168,610	-	168,610
Sale of common stock under ATM	-	-	70,786	708	492,773	-	-	493,481	-	493,481
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	-	-	(14,353,375)	-	(14,353,375)	(62,706)	(14,416,081)
Balance, September 30, 2021	-	$-	26,862,975	$268,630	$105,275,494	$(122,938,363)	$(163,701)	$(17,557,940)	$(1,100,575)	$(18,658,515)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2022	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288
Stock compensation expense	-	-	147,500	1,475	4,471,306	-	-	4,472,781	-	4,472,781
Cashless exercise of stock options	-	-	25,535	255	(255)	-	-	-	-	-
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,299,675)	-	(13,299,675)	24,726	(13,274,949)
Balance, March 31, 2022	1,400,000	$140	30,899,469	$308,995	$169,026,965	$(155,997,323)	$(163,701)	$13,175,076	$(1,043,019)	$12,132,057

Stock compensation expense	-	-	-	-	4,041,006	-	-	4,041,006	-	4,041,006
Exercise of stock options	-	-	90,400	904	89,496	-		90,400	-	90,400
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,018,962)	-	(13,018,962)	46,001	(12,972,961)

Balance, June 30, 2022	1,400,000	$140	30,989,869	$309,899	$173,157,467	$(169,792,847)	$(163,701)	$3,510,958	$(1,033,018)	$2,477,940

Stock compensation expense	-	-	63,750	637	3,335,576	-	-	3,336,213	-	3,336,213
Stock issued for legal settlement	-	-	400,000	4,000	812,000	-	-	816,000	-	816,000
Cashless exercise of stock options	-	-	4,156	42	(42)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(173,415)	-	-	(173,415)	185,565	12,150
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(7,281,673)	-	(7,281,673)	83,737	(7,197,936)
Balance, September 30, 2022	1,400,000	$140	31,457,775	$314,578	$177,131,586	$(177,851,083)	$(163,701)	$(568,480)	$(799,716)	$(1,368,196)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,445,845)	$(43,317,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,090,236
Amortization of capitalized software	1,746,899	177,926
Amortization of intangibles	666,782	340,457
Accretion of consideration payable	172,741	-
Depreciation of fixed assets	117,008	2,865
Gain on debt forgiveness	(63,400)	(184,914)
Change in fair value of contingent consideration	(2,487,000)	-
Goodwill impairment charge	2,735,000	-
Operating lease payments	463,198	73,767
Stock issued for legal settlement	816,000	-
Stock compensation expense	11,850,000	7,983,891
Changes in Assets and Liabilities
Accounts receivable	(1,558,063)	(969,053)
Product deposit	95,505	(95,183)
Inventory	(2,052,363)	(322,836)
Other current assets	(21,386)	(534,479)
Change in operating lease liability	(378,095)	(68,085)
Deferred revenue	853,272	519,101
Accounts payable	1,827,103	(1,150,858)
Accrued expenses	(2,303,466)	8,195,255
Net cash used in operating activities	(20,966,110)	(27,259,550)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(6,742,946)	(1,731,507)
Purchase of equipment	(378,877)	(70,105)
Purchase of intangible assets	(4,000,500)	(22,231)
Acquisition of business, net of cash acquired	(1,012,395)	-
Net cash used in investing activities	(12,134,718)	(1,823,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	-	13,495,270
Proceeds from issuance of debt instruments	-	15,000,000
Cash proceeds from sale of common stock under ATM	-	493,481
Cash proceeds from exercise of options	90,400	820,750
Cash proceeds from exercise of warrants	38,500	480,609
Preferred stock dividends	(2,329,688)	-
Adjustment of membership interest in WorkSimpli	12,150	-
Contingent consideration payment for ResumeBuild acquisition	(93,750)	-
Proceeds from notes payable	-	963,965
Repayment of notes payable	-	(1,494,784)
Purchase of membership interest of WSS	-	(300,000)
Distributions to non-controlling interest	(108,000)	(108,000)
Net cash (used in) provided by financing activities	(2,390,388)	29,351,291
Net (decrease) increase in cash	(35,491,216)	267,898
Cash at beginning of period	41,328,039	9,179,075
Cash at end of period	$5,836,823	$9,446,973
Cash paid for interest
Cash paid during the period for interest	$-	$120,062
Non-cash investing and financing activities
Cashless exercise of options	$297	$8,730
Consideration payable for Cleared acquisition	$8,079,367	$-
Consideration payable for ResumeBuild acquisition	$500,000	$-
Warrants issued for debt instruments	$-	$6,270,710
Principal of Paycheck protection Program loans forgiven	$63,400	$184,914
Additional purchase of membership interest in WSS issued in performance options	$-	$144,002

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

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s immune support, skincare, and hair loss was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC. On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%. On February 22, 2021, concurrent with the name change of the parent company to LifeMD, Inc., Conversion Labs PR LLC was renamed to LifeMD PR LLC.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software, LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) (See Note 7) and concurrently increased its ownership interest in WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 7 for additional information.

On January 18, 2022, the Company acquired Cleared Technologies, PBC, a Delaware public benefit corporation (“Cleared”), a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology (See Note 3).

Nature of Business

The Company is a direct-to-patient telehealth technology company that provides a smarter, cost-effective, and convenient way for patients of its affiliated medical group to access healthcare. The Company believes that the traditional model of visiting a doctor’s office, receiving a physical prescription, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly to patients, and discourages many patients from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, due to new technologies and the emergence of direct-to-patient healthcare. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including primary care, men’s sexual health, and dermatology.

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

The Company believes that brand innovation, customer acquisition, and service excellence form the heart of its business. As is exemplified with its first brand, ShapiroMD, it has built a full line of proprietary OTC products for male and female hair loss—including Food and Drug Administration (“FDA”) approved OTC minoxidil and an FDA-cleared medical device—and now a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, RexMD, currently offers access to provider-based treatment for erectile dysfunction, as well as treatment for other common men’s health issues, including premature ejaculation and hair loss. In the first quarter of 2021, the Company launched its newest brand, NavaMD, a tele-dermatology and skincare brand for women. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

Business and Subsidiary History

In June 2018, Conversion Labs closed the strategic acquisition of 51% of WorkSimpli, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. The Company subsequently increased its ownership interest in WorkSimpli to its current 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 7 for additional information.

In early 2019, the Company launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company, which was to be used to run e-commerce marketing campaigns for other online businesses. However, this business initiative was terminated in early 2019 in order to focus on the core business, as well as on the expansion of telehealth opportunities. In May 2019, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with Specialty Medical Drugstore, Inc. (doing business as “GoGoMeds”). GoGoMeds is a nationwide pharmacy licensed to dispense prescription medications directly to consumers in all 50 states and the District of Columbia. However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the three months and nine months ended September 30, 2022 and 2021.

On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460,000 upfront cash payment, and two non-contingent milestone payments for a total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507,000 which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion (See Note 3).

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3).

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly subsidiary LifeMD PR LLC (formerly Immudyne PR LLC, and “Conversion Labs PR”), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), Cleared, a Delaware public benefit corporation and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”, and collectively the “Agents”) relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital, and possible future acquisitions. There were no shares of common stock sold under the ATM Sales Agreement during the three and nine months ended September 30, 2022. There were 70,786 shares of common stock sold under the ATM Sales Agreement during the three and nine months ended September 30, 2021 and net proceeds received were $493,481. As of September 30, 2022, the Company has utilized $58.5 million of the 2021 Shelf. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of September 30, 2022.

In September 2021, the Company entered into two underwriting agreements (the “Preferred Underwriting Agreement” and “the Common Underwriting Agreement”) with B. Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Preferred Stock Offering”). In addition, the Company granted the underwriters an option to purchase up to an additional 210,000 shares of Series A Preferred Stock within 30 days. The option was not exercised. Under the Common Underwriting Agreement, the Company agreed to sell to B. Riley 3,833,334 shares of common stock (including 500,000 shares pursuant to B. Riley’s option) (the “Common Shares”), par value $0.01 per share, of the Company at a public offering price of $6.00 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses (the “Common Stock Offering”). The Preferred Stock Offering and Common Stock Offering collectively referred to as the “October 4, 2021 Offerings”, closed on October 4, 2021. Net proceeds after deducting the underwriting discounts, and commissions, the structuring fee and estimated offering expenses payable by the Company, but before repayment of debt, from the Offerings was approximately $55.3 million. The Company used a portion of the net proceeds to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and is using the remaining net proceeds to fund the segregated dividend account, for working capital and general corporate purposes including, but not limited to, new patient customer acquisition expenses and capital expenditures.

The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. Dividends declared and paid on the Series A Preferred Stock during the nine months ended September 30, 2022 are as follows: (1) the second quarterly dividend on the Series A Preferred Stock was declared on March 25, 2022 to holders of record as of April 5, 2022 and was paid on April 15, 2022, (2) the third quarterly dividend on the Series A Preferred Stock was declared on June 27, 2022 to holders of record as of July 5, 2022 and was paid on July 15, 2022, and (3) the fourth quarterly dividend on the Series A Preferred Stock was declared on September 27, 2022 to holders of record as of October 7, 2022 and was paid on October 17, 2022. The dividends are included in the Company’s results of operations for the three and nine months ended September 30, 2022.

Going Concern Evaluation

As of September 30, 2022, the Company has an accumulated deficit approximating $178 million and has experienced significant losses from its operations. Although the Company is showing positive revenue trends, the Company expects to incur further losses through the fourth quarter of 2022. To date, the Company has been funding operations primarily through the sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $3.4 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its stockholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2021, included in our 2021 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, LifeMD PR, Cleared, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31, 2021 (See Note 7). Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 7 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances.

Variable Interest Entities

In accordance with ASC 810, Consolidation, the Company determines whether any legal entity in which the Company becomes involved is a variable interest entity (a “VIE”) and subject to consolidation. This determination is based on whether an entity has sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest and whether the interest will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it has the ability to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company determined that the LifeMD PC entity, the Company’s affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is a VIE and subject to consolidation. LifeMD PC and the Company do not have any stockholders in common. LifeMD PC is owned by licensed physicians, and the Company maintains a managed service agreement with LifeMD PC whereby we provide all non-clinical services to LifeMD PC. The Company determined that it is the primary beneficiary of LifeMD PC and must consolidate, as we have both the power to direct the activities of LifeMD PC that most significantly impact the economic performance of the entity and we have the obligation to absorb the losses. As a result, the Company presents the financial position, results of operations, and cash flows of LifeMD PC as part of the consolidated financial statements of the Company. There is no non-controlling interest upon consolidation of LifeMD PC.

Total revenue and net loss for LifeMD PC was approximately $124 thousand and $1.0 million for the three months ended September 30, 2022, respectively, and $124 thousand and $3.9 million for the nine months ended September 30, 2022, respectively.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, returns and allowances, the valuation of inventory, and stockholders’ equity-based transactions. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit, or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include ($3,026) and $126,437 of development services costs reclassified from other operating expenses to development costs, for the three and nine months ended September 30, 2021, respectively.

Revenue Recognition

The Company records revenue under the adoption of ASC 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, the customer does not obtain control until the product reaches the customer’s delivery site; in these limited cases, recognition of revenue should be deferred until that time, however, the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when the customer obtains control, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products. The Company records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments; this estimate is reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions as contra revenue during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns, and rebates on telehealth revenues approximated $1.1 million and $871 thousand for the three months ended September 30, 2022 and 2021, respectively. Customer discounts, returns, and rebates on telehealth revenues approximated $4.2 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $2.4 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections. Customer discounts and allowances on WorkSimpli revenues approximated $710 thousand and $377 thousand for the three months ended September 30, 2022 and 2021, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.7 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

For the three and nine months ended September 30, 2022 and 2021, the Company had the following disaggregated revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Telehealth revenue	$21,365,178	68%	$18,540,897	74%	$66,231,202	73%	$47,623,822	73%
WorkSimpli revenue	10,047,291	32%	6,406,302	26%	24,682,602	27%	17,835,100	27%
Total net revenue	$31,412,469	100%	$24,947,199	100%	$90,913,804	100%	$65,458,922	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period	$1,992,502	$1,381,938	$1,499,880	$916,880
Additions	9,346,553	6,020,061	23,567,740	17,233,084
Revenue recognized	(8,985,903)	(5,966,018)	(22,714,468)	(16,713,983)
End of period	$2,353,152	$1,435,981	$2,353,152	$1,435,981

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the unaudited condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the balance sheet.

Accounts Receivable

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2022 and December 31, 2021, the reserve for sales returns and allowances was approximately $344 thousand and $477 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of September 30, 2022 and December 31, 2021, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value, with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of September 30, 2022 and December 31, 2021, the Company recorded an inventory reserve in the amount of $44 thousand and $57 thousand, respectively.

As of September 30, 2022 and December 31, 2021, the Company’s inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Finished Goods - Products	$2,829,053	$1,592,654
Raw materials and packaging components	891,399	81,427
Inventory reserve	(44,321)	(57,481)
Total Inventory - net	$3,676,131	$1,616,600

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2022 and December 31, 2021, the Company has approximately $108 thousand and $204 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $582 thousand and $511 thousand, respectively. As of September 30, 2022 and December 31, 2021, the vast majority of these product deposits are with two vendors that manufacture the Company’s finished goods inventory for its ShapiroMD and RexMD product lines.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of September 30, 2022 and December 31, 2021, the Company capitalized $10.3 million and $3.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.4 million was acquired in conjunction with the Cleared acquisition during the three months ended March 31, 2022 (see Note 3). The Company recorded a $2.7 million goodwill impairment charge during the nine months ended September 30, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment, capitalized software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of September 30, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

During the nine months ended September 30, 2022 and 2021, the Company had a total of $63,400 and $184,914, respectively, of its PPP loans forgiven by the U.S. Small Business Administration (“SBA”) (See Note 6). As of September 30, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Series B Preferred Stock	1,369,581	1,229,581	1,334,421	1,195,446
Restricted Stock Units (RSUs)	1,830,750	996,375	1,563,000	569,417
Stock options	4,007,698	4,170,900	4,214,609	4,193,100
Warrants	3,859,638	3,888,438	3,859,638	3,807,899
Potentially dilutive securities	11,067,667	10,285,294	10,971,668	9,765,862

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

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of September 30, 2022, we utilized four (4) suppliers for fulfillment services, seven (7) suppliers for manufacturing finished goods, four (4) suppliers for packaging, bottling, and labeling, and three (3) suppliers for prescription medications. As of December 31, 2021, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods and four (4) suppliers for packaging, bottling, and labeling.

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

NOTE 3 – ACQUISITIONS

On January 18, 2022, the Company completed the acquisition of Cleared. Cleared is a transformational addition to the Company’s growing portfolio of telehealth capabilities which moves us beyond treating lifestyle conditions into chronic conditions with large addressable market demand. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income approaches. The results of Cleared are included within the consolidated financial statements commencing on the acquisition date.

The purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million. The purchase agreement includes up to $72.8 million of potential earn-out payable in cash or stock upon achievement of revenue targets, which is recognized as contingent consideration. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and identifiable intangible assets using significant estimates such as revenue projections.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed:

Purchase price, net of cash acquired	$9,091,762
Less:
Intangible assets	1,065,071
Inventory	7,168
Fixed assets	37,888
Accounts payable and other current liabilities	(408,030)
Goodwill	$8,389,665

The purchase price and purchase price allocation for Cleared was finalized as of September 30, 2022 with no significant changes to preliminary amounts. Based on the final purchase price allocation, the aggregate goodwill recognized was $8.4 million, which is not expected to be deductible for income tax purposes. The amount allocated to goodwill and intangible assets reflects the benefits the Company expects to realize from the growth of the acquisition’s operations. The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

During the three and nine months ended September 30, 2022, the Company recorded an increase of $248 thousand and a decrease of $2.5 million, respectively, to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections through the earnout period. During the nine months ended September 30, 2022, the Company also recorded a $2.7 million goodwill impairment charge based on the decline in the Cleared financial projections (See Note 4).

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2022 and December 31, 2021, the Company’s goodwill balance related to the Cleared acquisition was $5.7 million and $0, respectively. During the nine months ended September 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

As of September 30, 2022 and December 31, 2021, the Company has the following amounts related to amortizable intangible assets:

	September 30,	December 31,	Amortizable
	2022	2021	Life
Amortizable Intangible Assets:
ResumeBuild brand	4,500,000	-	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	-	5 years
Cleared developed technology	12,920	-	1 year
Cleared customer relationships	918,812	-	10 years
Purchased licenses	200,000	200,000	10 years
Website domain name	22,731	22,231	3 years
Less: accumulated amortization	(1,876,092)	(1,209,310)
Total net amortizable intangible assets	$4,918,550	$19,761

The aggregate amortization expense of the Company’s intangible assets for the three months ended September 30, 2022 and 2021 was $325,495 and $617, respectively. The aggregate amortization expense of the Company’s intangible assets for the nine months ended September 30, 2022 and 2021 was $666,782 and $340,457, respectively. Total amortization expense for the remainder of 2022 is $259,762. Total amortization expense for 2023 through 2026 is approximately $1.0 million per year, for 2027 is approximately $200,000 and for 2028 through 2031 is approximately $92,000 per year.

NOTE 5 – ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, the Company has the following amounts related to accrued expenses:

	September 30,	December 31,
	2022	2021
Accrued selling and marketing expenses	$3,152,143	$4,981,453
Accrued compensation	1,437,560	1,657,843
Accrued dividends payable	776,563	871,476
Sales tax payable	2,401,583	2,000,000
Purchase price payable	1,674,469	-
Other accrued expenses	1,640,036	2,084,833
Total accrued expenses	$11,082,354	$11,595,605

NOTE 6 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020, and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses, and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA, if the Company satisfies applicable employee headcount and compensation requirements. During the nine months ended September 30, 2022 and 2021, the Company had a total of $63,400 and $184,914, respectively, of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s condensed consolidated balance sheet as current liabilities, within notes payable, net.

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 for both the three months ended September 30, 2022 and 2021, respectively. Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $0 and $10,647 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock, and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of September 30, 2022.

Options and Warrants

During the nine months ended September 30, 2022, the Company issued an aggregate of 29,691 shares of common stock related to the cashless exercise of options.

During the nine months ended September 30, 2022, the Company issued an aggregate of 90,400 shares of common stock related to the exercise of options for gross proceeds of $90,400.

During the nine months ended September 30, 2022, the Company issued an aggregate of 22,000 shares of common stock related to the exercise of warrants for gross proceeds of $38,500.

Membership Interest Purchase Agreement

On July 31, 2019, the Company entered into a certain membership interest purchase agreement (the “MIPA”) by and between the Company; Conversion Labs PR (now “LifeMD PR”), a majority owned subsidiary; Taggart International Trust, an entity controlled by the Company’s Chief Executive Officer, Mr. Justin Schreiber; and American Nutra Tech LLC, a company controlled by its Chief Innovation and Marketing Officer, Mr. Stefan Galluppi (Mr. Schreiber, Taggart International Trust, Mr. Galluppi, and American Nutra Tech LLC each a “Related Party” and collectively, the “Related Parties”). Pursuant to the MIPA, the Company purchased 21.83333% of the membership interests (the “Remaining Interests”) of Conversion Labs PR from the Related Parties, bringing the Company’s ownership of Conversion Labs PR to 100%.

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

Common Stock

Common Stock Transactions During the Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued an aggregate of 211,250 shares of common stock for services expensed in prior periods.

Noncontrolling Interest

For the three months ended September 30, 2022, net income attributed to the non-controlling interest amounted to $83,737 and for the three months ended September 30, 2021, net loss attributed to the non-controlling interest amounted to $62,706. During both the three months ended September 30, 2022 and 2021, the Company paid distributions to non-controlling stockholders of $36,000. For the nine months ended September 30, 2022, net income attributed to the non-controlling interest amounted to $154,464 and for the nine months ended September 30, 2021, net loss attributed to the non-controlling interest amounted to $531,182. During both the nine months ended September 30, 2022 and 2021, the Company paid distributions to non-controlling stockholders of $108,000.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) and concurrently increased its ownership interest in WorkSimpli to 85.6%. To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR (now “LifeMD PR”), entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $375,823 (the “CVLB PR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLB PR Note was extinguished.

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

Concurrently with the WSS Restructuring, Conversion Labs PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” and together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which Conversion Labs PR granted options to purchase membership interest units of WSS. Upon vesting, the Fitzpatrick Options and the Pathak Options provide for the potential re-purchase of up to an additional 13.25% of WSS by Fitzpatrick and Pathak in the aggregate with Conversion Labs PR ownership ratably reduced to approximately 72.98%.

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

The Pathak Option Agreement grants Varun Pathak the option to purchase 2,100 membership interest units of WSS for an exercise price of $1.00 per membership interest unit. The Pathak Options vest in accordance with the following (i) 700 membership interests upon WSS achieving $2,500,000 of gross sales in any fiscal quarter (ii) 700 membership interests upon WSS achieving $4,000,000 of gross sales in any fiscal quarter, and (iii) 700 membership interests upon WSS achieving $8,000,000 of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements. Following the exercise of the Option Agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.58% to 73.64%.

Stock Options

2020 Equity Incentive Plan (the “2020 Plan”)

On January 8, 2021, the Company approved the Company’s 2020 Plan. Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Stockholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of January 1, 2022, the Plan provided for the issuance of up to 3,300,000 shares of Common Stock.

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of September 30, 2022, the Plan provided for the issuance of up to 4,800,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 1,265,885 shares as of September 30, 2022.

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

During the nine months ended September 30, 2022, the Company issued an aggregate of 332,000 stock options to employees under the 2020 Plan and the prior plan. These stock options have a contractual term of 4 to 5 years and vest in increments, which fully vest the options over a two to three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the nine months ended September 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41
Granted	132,000	2.52 – 13.74	3.98 years	7.20
Cancelled/Forfeited/Expired	(162,135)	5.08 – 13.74	8.40 years	8.99
Balance at September 30, 2022	2,033,365	$2.52 – 21.02	7.06 years	$9.30

Exercisable at December 31, 2021	636,229	$4.57 – 21.02	8.95 years	$9.18
Exercisable at September 30, 2022	1,154,107	$2.52 – 21.02	7.97 years	$9.41

The total fair value of the options granted was $833,030, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 135.65% – 691.48%, and risk-free rate of 0.90%–3.60%. Total compensation expense under the 2020 Plan options above was $1,402,130 and $1,638,354 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $7,916,419 as of September 30, 2022. Total compensation expense under the 2020 Plan options above was $4,886,737 and $3,834,429 for the nine months ended September 30, 2022 and 2021, respectively.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the nine months ended September 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45
Granted	50,000	4.12	4.26 years	4.12
Exercised	(149,400)	1.00 – 2.00	0.19 years	1.23
Cancelled/Forfeited/Expired	(120,000)	1.00 – 4.12	4.26 years	4.12
Balance at September 30, 2022	1,439,333	$1.00 – 19.61	5.88 years	$6.11

Exercisable December 31, 2021	1,019,164	$1.00 – 19.61	5.21 years	$3.60
Exercisable at September 30, 2022	1,087,719	$1.00 – 19.61	5.84 years	$5.04

The total fair value of the options granted was $205,995, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 420.16% and risk-free rate of 1.37%. Total compensation expense under the above service-based option plan was $493,097 and $635,220 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $3,102,607 as of September 30, 2022. Total compensation expense under the above service-based option plan was $1,590,878 and $1,571,712 for the nine months ended September 30, 2022 and 2021, respectively. Of the total service-based options exercised during the nine months ended September 30, 2022, 59,000 options were exercised on a cashless basis, which resulted in 29,691 shares issued and 90,400 options were exercised for cash.

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2022:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60
Granted	150,000	4.12	3.26 years	4.12
Cancelled/Forfeited/Expired	(150,000)	4.12	3.26 years	4.12
Balance at September 30, 2022	535,000	$1.25 – 2.50	4.84 years	$1.60

Exercisable December 31, 2021	100,000	$1.75 – 2.50	1.96 years	$2.01
Exercisable at September 30, 2022	100,000	$1.75 – 2.50	1.22 years	$2.01

The total fair value of the options granted was $617,980, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 3.5 years, volatility of 444% and risk-free rate of 1.37%. Total compensation expense under the above performance-based option plan was $105,797 and $0 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $105,797. Total compensation expense under the above performance-based option plan was $317,391 and $173,397 for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units (RSUs) (under the 2020 Plan)

The following is a summary of outstanding RSU activity under our 2020 Plan for the nine months ended September 30, 2022:

RSUs Outstanding Number of Shares
Balance at December 31, 2021	375,375
Granted	1,047,500
Vested	(172,125)
Balance at September 30, 2022	1,250,750

The total fair value of the 1,047,500 RSUs granted was $3,071,940 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the 2020 Plan RSUs above was $702,598 and $232,268 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $4,862,048 as of September 30, 2022. Total compensation expense under the 2020 Plan RSUs above was $2,273,756 and $589,431 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, 172,125 RSUs vested, of which 111,250 RSUs were issued.

RSUs (outside of 2020 Plan)

The following is a summary of outstanding RSU activity outside of the 2020 Plan for the nine months ended September 30, 2022:

RSUs Outstanding Number of Shares
Balance at December 31, 2021	600,000
Granted	60,000
Vested	(80,000)
Balance at September 30, 2022	580,000

The total fair value of the 60,000 RSUs granted was $215,400 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs outside of the 2020 Plan was $225,279 and $0 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $5,072,421 as of September 30, 2022. Total compensation expense for RSUs outside of the 2020 Plan was $1,163,978 and $0 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, 80,000 RSUs vested, of which 50,000 were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2022:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	5.85 years	$5.59
Exercised	(22,000)	1.75	-	1.75
Cancelled/Forfeited/Expired	(6,800)	2.00	-	2.00
Balance at September 30, 2022	3,859,638	$1.40 – 12.00	5.15 years	$5.61

Exercisable December 31, 2021	2,621,307	$1.40 – 12.00	6.36 years	$5.98
Exercisable September 30, 2022	3,760,906	$1.40 – 12.00	5.17 years	$5.66

Total compensation expense on the above warrants for services was $407,312 and $604,974 for the three months ended September 30, 2022 and 2021, respectively, with unamortized expense remaining of $29,968 as of September 30, 2022. Total compensation expense on the above warrants for services was $1,617,260 and $1,814,922 for the nine months ended September 30, 2022 and 2021, respectively.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $3,336,213 and $3,110,816 for the three months ended September 30, 2022 and 2021, respectively. The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $11,850,000 and $7,983,891 for the nine months ended September 30, 2022 and 2021, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was $21,089,260 as of September 30, 2022.

NOTE 8 – LEASES

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

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2022:

Remainder of fiscal year 2022	$225,519
Fiscal year 2023	732,409
Fiscal year 2024	484,580
Fiscal year 2025	68,850
Less: imputed interest	(103,419)
Present value of operating lease liabilities	$1,407,939

Operating lease expenses were $199,584 and $95,791 for the three months ended September 30, 2022 and 2021, respectively, and $603,275 and $286,294 for the nine months ended September 30, 2022 and 2021, respectively, and were included in other operating expenses in our consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	September 30,
	2022	2021
Cash paid for operating lease liabilities	$517,871	$269,806

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term in years	3.05	3.75
Weighted average discount rate	7.16%	7.15%

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of September 30, 2022 and December 31, 2021, no amount was included in accounts payable and accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of September 30, 2022.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2022 and December 31, 2021, the Company approximates its implicit purchase commitments to be $582 thousand and $511 thousand, respectively.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2022, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5,020,000 and $33,020,000 in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75,000, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and was awaiting a decision from the Court on whether the case will be fully or partially dismissed. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, noted below) together. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. The Company issued 400 thousand shares of common stock during the three months ended September 30, 2022 and it is possible that the Company will issue 100 thousand additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $273,859, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $273,859, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties had commenced fact discovery. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599) together. The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the court foregoing any decision on our motion to dismiss until after mediation. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. The Company issued 400 thousand shares of common stock during the three months ended September 30, 2022 and it is possible that the Company will issue 100 thousand additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company (the “Blair Complaint”). The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1,000,000 minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. The parties have exchanged written discovery requests and written responses.  The Court ordered the completion of production of responsive documents by December 7, 2022 and scheduled a status hearing for December 14, 2022 to address discovery compliance and entry of a case management order. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 10 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, a third party, and incurs expense of approximately $3,000 a month for this office space. The Company previously made payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer (“CEO”), for rent on Conversion Labs PR’s Puerto Rico office space which was $0 and $15,000 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $67,500 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company reimbursed BV Global a total of $660,877 and $1,079,403 during the three and nine months ended September 30, 2021, respectively. As of December 31, 2021, the Company owed BV Global $61,824, which is included in accounts payable on the accompanying unaudited condensed consolidated balance sheets.

WorkSimpli Software

During the nine months ended September 30, 2022 and 2021, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegalSubmit a total of $403,424 and $240,187 during the three months ended September 30, 2022 and 2021, respectively, and $1,054,747 and $599,527 during the nine months ended September 30, 2022 and 2021, respectively, for these services. There were no amounts owed to LegalSubmit as of both September 30, 2022 and December 31, 2021.

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

Board of Director Appointment

On September 14, 2022, the Company appointed Robert Jindal as a member of the Board. In connection with the appointment to the Board, the Company and Mr. Jindal entered into a director agreement (the “Director Agreement”), whereby, as compensation for his services as a member of the Board, Mr. Jindal received: (i) a grant of 75,000 RSUs of the Company’s common stock, with 37,500 RSUs vesting immediately and 37,500 RSUs vesting on the two-year anniversary of the Director Agreement, and (ii) a stock option to purchase 37,500 shares of the Company’s common stock, vesting in four equal tranches on the 90, 180, 270 and 365-day anniversary of the Director Agreement. Additionally, Mr. Jindal shall be paid $6,000 per quarter, as compensation for his services as a member of the Board.

NOTE 11 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Telehealth
Revenue	$21,365,178	$18,540,897	$66,231,202	$47,623,822
Gross margin	78.9%	73.2%	78.8%	74.6%
Operating loss	$(7,423,742)	$(12,150,140)	$(36,668,305)	$(37,047,599)
WorkSimpli
Revenue	$10,047,291	$6,406,302	$24,682,602	$17,835,100
Gross margin	97.9%	98.0%	97.7%	98.2%
Operating income (loss)	$606,041	$(441,164)	$1,104,465	$(3,588,805)
Consolidated
Revenue	$31,412,469	$24,947,199	$90,913,804	$65,458,922
Gross margin	85.0%	79.6%	83.9%	81.0%
Operating loss	$(6,817,701)	$(12,591,304)	$(35,563,840)	$(40,636,404)

Relevant segment data as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Total Assets
Telehealth	$25,513,814	$48,056,920
WorkSimpli	7,847,747	1,866,323
Consolidated	$33,361,561	$49,923,243

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

In November 2022, the Company issued an aggregate of 95,000 shares of common stock for services rendered.

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

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions, including inflation, slower growth or recession;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	current and potential material weaknesses in our internal control over financial reporting;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased its ownership interest in WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 7 for additional information. On January 18, 2022, the Company acquired Cleared, a rapidly growing nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

Business Overview and Strategy

We are a direct-to-patient telehealth technology company that provides a smarter, cost-effective, and convenient way for Americans to access healthcare. We believe the traditional model of visiting a doctor’s office, visiting a local pharmacy, and returning to see a doctor for follow up care or prescription refills is inefficient, costly, and slow, and discourages many individuals from seeking much needed medical care. The U.S. healthcare system is undergoing a paradigm shift, due to new technologies and the emergence of telehealth. Direct-to-patient telehealth companies, like LifeMD, Inc., are leading the shift by connecting consumers digitally to licensed healthcare professionals for care across various needs, such as virtual primary care, men’s sexual health and dermatology.

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

Since inception, we have helped more than 650,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 39% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Total revenue from recurring subscriptions is approximately 90%. In addition to our telehealth business, we own 73.64% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business has seen 38% year over year revenue growth, with recurring revenue of 98%.

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

Our process across each brand is to guide consumers through a medical intake process and product selection, after which a licensed U.S. physician conducts a virtual consultation and, if appropriate, prescribes prescription medications and/or recommends OTC products. Prescription medications and OTC products are filled by pharmacy fulfillment partners and shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 650,000 individuals having purchased our products and services to date.

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

Men’s Health: RexMD

Launched in 2019, RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from a licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. Our vision for RexMD is to become a leading telehealth destination for men. RexMD has emerged as a leading men’s telehealth platform across the United States and has served more than 360,000 customers and patients since inception with a 4.3-star Trustpilot rating.

Variable Interest Entity: LifeMD Primary Care

Beta launched in the fourth quarter of 2021, LifeMD PC is a personalized, subscription-based virtual primary care platform. The LifeMD PC clinic provides patients in all 50 states with 24/7 access to a high-quality provider for their primary care, urgent care, and chronic care needs. LifeMD PC offers a mobile first platform that incorporates virtual consultations and treatment, prescription medications, diagnostics, and imaging. LifeMD PC capabilities are supported by robust partnerships as further discussed below. Total revenue and net loss for LifeMD PC was approximately $124 thousand and $1.0 million for the three months ended September 30, 2022, respectively, and $124 thousand and $3.9 million for the nine months ended September 30, 2022, respectively.

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software, LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%.

Significant Developments During the Three Months Ended September 30, 2022

WorkSimpli

As noted above, effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%.

Supply Chain

The ongoing impact on business activity brought about by COVID-19 continues to evolve, globally in macro terms, and in micro terms, as such affects the Company. Among other things, our supply chain is subject to the effects of COVID-19, as well as to natural disasters and other events beyond our control, such as raw material, component, and labor shortages; increased fuel and freight costs; global and regional shipping and logistics constraints; work stoppages; power outages; and the physical effects of climate change, including changes in weather patterns. In addition, human rights concerns, including forced labor, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. Although we do not believe that raw materials used in the products we sell are sourced from regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of modest increases in (i) pricing on air and ocean freight, as well as for raw materials and finished goods, (ii) the overall time to receive shipments, and (iii) the overall time for shipment and delivery to our customers from third-party shippers. We are also seeing a trend of shortages for key raw materials.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue

Our financial results for the three months ended September 30, 2022 are summarized as follows in comparison to the three months ended September 30, 2021:

	September 30, 2022		September 30, 2021
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$21,365,178	68.01%	$18,540,897	74.32%
WorkSimpli revenue, net	10,047,291	31.99%	6,406,302	25.68%
Total revenue, net	31,412,469	100%	24,947,199	100%
Cost of telehealth revenue	4,502,919	14.34%	4,969,306	19.92%
Cost of WorkSimpli revenue	213,923	0.68%	127,181	0.51%
Total cost of revenue	4,716,842	15.02%	5,096,487	20.43%
Gross profit	26,695,627	84.98%	19,850,712	79.57%
Selling and marketing expenses	17,200,859	54.74%	20,293,935	81.35%
General and administrative expenses	12,476,760	39.72%	10,695,663	42.87%
Other operating expenses	1,525,645	4.86%	818,404	3.28%
Customer service expenses	1,488,428	4.74%	505,880	2.03%
Development costs	821,636	2.62%	128,134	0.51%
Total expenses	33,513,328	106.68%	32,442,016	130.04%
Operating loss	(6,817,701)	(21.70)%	(12,591,304)	(50.47)%
Other expenses	(380,235)	(1.21)%	(1,824,777)	(7.32)%
Net loss	(7,197,936)	(22.91)%	(14,416,081)	(57.79)%
Net income (loss) attributable to non-controlling interest	83,737	0.27%	(62,706)	(0.25)%
Net loss attributable to LifeMD, Inc.	(7,281,673)	(23.18)%	(14,353,375)	(57.54)%
Preferred stock dividends	(776,563)	(2.47)%	-	-%
Net loss attributable to common shareholders	$(8,058,236)	(25.65)%	$(14,353,375)	(57.54)%

Revenues for the three months ended September 30, 2022 were approximately $31.4 million, an increase of 26% compared to approximately $24.9 million for the three months ended September 30, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 15% and an increase in WorkSimpli revenue of 57%. Telehealth revenue accounts for 68% of total revenue and has increased during the three months ended September 30, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 32% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue decreased by approximately 7% to approximately $4.7 million for the three months ended September 30, 2022 compared to approximately $5.1 million for the three months ended September 30, 2021. The combined cost of revenue decrease was due to improved pricing during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. Telehealth costs decreased to 21% of associated telehealth revenues experienced during the three months ended September 30, 2022, from 27% of associated telehealth revenues during the three months ended September 30, 2021. WorkSimpli costs were 2% of associated WorkSimpli revenues for the both the three months ended September 30, 2022 and 2021.

Gross profit increased by approximately 34% to approximately $26.7 million for the three months ended September 30, 2022 compared to approximately $19.9 million for the three months ended September 30, 2021, as a result of increased combined sales. Gross profit as a percentage of revenues increased to 85% during the three months ended September 30, 2022, from 80% for the three months ended September 30, 2021. Gross profit as a percentage of revenues for telehealth was 79% for the three months ended September 30, 2022 compared to 73% for the three months ended September 30, 2021, and for WorkSimpli was 98% for both the three months ended September 30, 2022 and 2021. The increase in revenues for both telehealth and WorkSimpli, improved pricing and favorable product mix in 2022 have contributed to the increase in gross profit.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were approximately $33.5 million, as compared to approximately $32.4 million for the three months ended September 30, 2021. This represents an increase of 3%, or $1.1 million. The increase is primarily attributable to:

(i)	General and administrative expenses: During the three months ended September 30, 2022, stock-based compensation was $3.3 million, with the majority related to stock compensation expense attributable to the service-based options and restricted stock units. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended September 30, 2022, the Company has had an increase of approximately $1.8 million in general and administrative expenses, primarily related to increases in legal and professional fees and payroll related costs incurred to support the sales volume increases and growth of the Company, partially offset by a Company-wide strategic reduction in costs.

(ii)	Other operating expenses: This consists of rent, insurance, royalty expense and bank charges. During the three months ended September 30, 2022, the Company had an increase of approximately $707 thousand, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended September 30, 2022, the Company had an increase of approximately $983 thousand, primarily related to increases in headcount in the Company’s customer service department.

(iv)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the three months ended September 30, 2022, the Company had an increase of approximately $694 thousand, primarily resulting from technology platform improvements and amortization expense.

These increases in operating expenses were partially offset by a decrease in selling and marketing expenses which consist of online marketing and advertising expenses. During the three months ended September 30, 2022, the Company had a decrease of approximately $3.1 million, or 15% in selling and marketing costs resulting from a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

Other Expenses

	Three Months Ended September 30,
	2022	2021
Interest expense, net	$(132,235)	$(1,824,777)
Change in fair value of contingent consideration	(248,000)	-
Total	$(380,235)	$(1,824,777)

Other expenses for the three months ended September 30, 2022, consists of interest accrued on the Series B Convertible Preferred Stock and an increase to the Cleared contingent consideration as a result of the remeasurement of the fair value. Other expenses for the three months ended September 30, 2021, consist of interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement. Interest expense decreased by approximately $1.7 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenue

Our financial results for the nine months ended September 30, 2022 are summarized as follows in comparison to the nine months ended September 30, 2021:

	September 30, 2022		September 30, 2021
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$66,231,202	72.85%	$47,623,822	72.75%
WorkSimpli revenue, net	24,682,602	27.15%	17,835,100	27.25%
Total revenue, net	90,913,804	100%	65,458,922	100%
Cost of telehealth revenue	14,042,112	15.45%	12,113,336	18.51%
Cost of WorkSimpli revenue	558,216	0.61%	314,428	0.48%
Total cost of revenue	14,600,328	16.06%	12,427,764	18.99%
Gross profit	76,313,476	83.94%	53,031,158	81.01%
Selling and marketing expenses	60,928,649	67.02%	61,372,815	93.76%
General and administrative expenses	38,029,907	41.83%	28,194,305	43.07%
Other operating expenses	4,804,623	5.28%	2,264,257	3.46%
Customer service expenses	3,428,098	3.77%	1,274,392	1.95%
Goodwill impairment charge	2,735,000	3.01%	-	-%
Development costs	1,951,039	2.15%	561,793	0.85%
Total expenses	111,877,316	123.06%	93,667,562	143.09%
Operating loss	(35,563,840)	(39.12)%	(40,636,404)	(62.08)%
Other income (expenses), net	2,117,995	2.33%	(2,681,236)	(4.10)%
Net loss	(33,445,845)	(36.79)%	(43,317,640)	(66.18)%
Net income (loss) attributable to non-controlling interest	154,464	0.17%	(531,182)	(0.82)%
Net loss attributable to LifeMD, Inc.	(33,600,309)	(36.96)%	(42,786,458)	(65.36)%
Preferred stock dividends	(2,329,688)	(2.56)%	-	-%
Net loss attributable to common shareholders	$(35,929,997)	(39.52)%	$(42,786,458)	(65.36)%

Revenues for the nine months ended September 30, 2022 were approximately $90.9 million, an increase of 39% compared to approximately $65.5 million for the nine months ended September 30, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 39% and an increase in WorkSimpli revenue of 38%. Telehealth revenue accounts for 73% of total revenue and has increased during the nine months ended September 30, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 27% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 17% to approximately $14.6 million for the nine months ended September 30, 2022 compared to approximately $12.4 million for the nine months ended September 30, 2021. The combined cost of revenue increase was due to increased sales volume during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. Telehealth costs decreased to 21% of associated telehealth revenues experienced during the nine months ended September 30, 2022, as compared to 25% of associated telehealth revenues during the nine months ended September 30, 2021. WorkSimpli costs were 2% of associated WorkSimpli revenues for both the nine months ended September 30, 2022 and 2021.

Gross profit increased by approximately 44% to approximately $76.3 million for the nine months ended September 30, 2022 compared to approximately $53.0 million for the nine months ended September 30, 2021, as a result of increased combined sales. Gross profit as a percentage of revenues was 84% for the nine months ended September 30, 2022 compared to 81% for the nine months ended September 30, 2021. Gross profit as a percentage of revenues for telehealth was 79% for the nine months ended September 30, 2022 compared to 75% for the nine months ended September 30, 2021, and for WorkSimpli was 98% for both the nine months ended September 30, 2022 and 2021. The increase in revenues for both telehealth and WorkSimpli, improved pricing and favorable product mix in 2022 have contributed to the increase in gross profit.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were approximately $111.9 million, as compared to approximately $93.7 million for the nine months ended September 30, 2021. This represents an increase of 19%, or $18.2 million. The increase is primarily attributable to:

(i)	General and administrative expenses: During the nine months ended September 30, 2022, stock-based compensation was $11.9 million, with the majority related to stock compensation expense attributable to the service-based options and restricted stock units. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the nine months ended September 30, 2022, the Company has had an increase of approximately $9.8 million in general and administrative expenses, primarily related to the increase in stock-based compensation costs referenced above, and an increase in payroll and other infrastructure expenses incurred to support the sales volume increases and growth of the Company, partially offset by a Company-wide strategic reduction in costs.

(ii)	Other operating expenses: This consists of rent, insurance, royalty expense and bank charges. During the nine months ended September 30, 2022, the Company had an increase of approximately $2.5 million, primarily related to increases in the general cost environment necessary to support the Company’s sales growth.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the nine months ended September 30, 2022, the Company had an increase of approximately $2.2 million, primarily related to increases in headcount in the Company’s customer service department.

(iv)	Goodwill impairment charge: During the nine months ended September 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the nine months ended September 30, 2022, the Company had an increase of approximately $1.4 million, primarily resulting from technology platform improvements and amortization expense.

These increases in operating expenses were partially offset by a decrease in selling and marketing expenses which consist of online marketing and advertising expenses. During the nine months ended September 30, 2022, the Company had a decrease of approximately $444 thousand in selling and marketing costs resulting from a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

Other Income (Expenses), net

	Nine Months Ended September 30,
	2022	2021
Interest expense, net	$(432,405)	$(2,866,150)
Change in fair value of contingent consideration	2,487,000	-
Gain on debt forgiveness	63,400	184,914
Total	$2,117,995	$(2,681,236)

Other income, net for the nine months ended September 30, 2022, consists of a $2.5 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value, gain on debt forgiveness of PPP loans and interest accrued on the Series B Convertible Preferred Stock. Other expenses, net consist of interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement and gain on debt forgiveness of PPP loans for the nine months ended September 30, 2021. Interest expense decreased by approximately $2.4 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Working Capital

	September 30, 2022	December 31, 2021
Current assets	$12,973,699	$44,921,440
Current liabilities	24,935,287	22,825,589
Working capital	$(11,961,588)	$22,095,851

Working capital decreased by approximately $34.1 million during the nine months ended September 30, 2022. The decrease in current assets is primarily attributable to a decrease in cash of approximately $35.5 million, partially offset by an increase in inventory of $2.1 million due to timing of purchases and an increase in accounts receivable of approximately $1.6 million. Current liabilities increased by $2.1 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $1.2 million as a result of the Company extending payables and credit terms with vendors and accrual of the first noncontingent milestone payment related to the Cleared acquisition of $1.6 million due on the first anniversary of the acquisition and an increase in deferred revenue of approximately $853 thousand.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(20,966,110)	$(27,259,550)
Net cash used in investing activities	(12,134,718)	(1,823,843)
Net cash (used in) provided by financing activities	(2,390,388)	29,351,291
Net (decrease) increase in cash	(35,491,216)	267,898

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

Net cash used in operating activities was approximately $21.0 million for the nine months ended September 30, 2022, as compared with approximately $27.3 million for the nine months ended September 30, 2021. The significant factors contributing to the cash used in operations during the nine months ended September 30, 2022, include the net loss of approximately $33.4 million (inclusive of $11.9 million in non-cash, stock-based compensation charges), an increase in inventory of $2.1 million due to timing of purchases, an increase in accounts receivable of $1.6 million and reduction in accrued expenses of $2.3 million excluding the $1.6 million accrual for the first noncontingent milestone payment related to the Cleared acquisition due on the first anniversary of the acquisition. These decreases were partially offset by an increase in accounts payable of $1.8 million as a result of the Company extending payables and credit terms with vendors.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $12.1 million, as compared with approximately $1.8 million for the nine months ended September 30, 2021. Net cash used in investing activities was due to cash paid for capitalized software costs of approximately $6.7 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million, cash paid for the Cleared acquisition of approximately $1.0 million and cash paid for the purchase of equipment of $379 thousand.

Net cash used in financing activities for the nine months ended September 30, 2022 was approximately $2.4 million as compared with net cash provided by financing activities of approximately $29.4 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash used in financing activities consisted of preferred stock dividends of $2.3 million, distributions to non-controlling interest of $108 thousand and contingent consideration payments made related to the ResumeBuild brand acquisition of $94 thousand, partially offset by proceeds from the exercise of options and warrants of $129 thousand and proceeds received from the sale of a portion of the Company’s membership interest in WorkSimpli of $12 thousand.

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

The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its stockholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider; in limited cases, the customer does not obtain control until the product reaches the customer’s delivery site, in these limited cases, recognition of revenue should be deferred until that time, however the Company does not have a process to properly record the recognition of revenue if orders are not immediately shipped, and deems the impact to be immaterial. In all cases, delivery is considered to have occurred when the customer obtains control, which is usually commensurate upon shipment of the product. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products and records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

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

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term, therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. As of September 30, 2022 and December 31, 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $2.4 million and $1.5 million, respectively, which represent obligations on in-process monthly or yearly contracts with customers and a portion attributable to the yet to be recognized initial 14-day trial period collections.

Customer discounts, returns, and rebates on telehealth revenues approximated $1.1 million and $871 thousand for the three months ended September 30, 2022 and 2021, respectively. Customer discounts, returns, and rebates on telehealth revenues approximated $4.2 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Customer discounts and allowances on WorkSimpli revenues approximated $710 thousand and $377 thousand for the three months ended September 30, 2022 and 2021, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.7 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of September 30, 2022 and December 31, 2021, the Company capitalized $10.3 million and $3.6 million, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations. The increase in capitalized software costs of $6.7 million or 186%, is primarily attributable to costs incurred related to development efforts of our LifeMD PC platform.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.4 million was acquired in conjunction with the Cleared acquisition during the three months ended March 31, 2022 (see Note 3). The Company recorded a $2.7 million goodwill impairment charge during the nine months ended September 30, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment, capitalized software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of September 30, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that materially affected, our internal control over financial reporting as of that date.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $178 million. We have limited financial resources, and as of September 30, 2022 we had a working capital deficit of $12.0 million and a cash balance of $5.8 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	Director Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.1	09/20/2022
10.2#	Restricted Stock Award Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.2	09/20/2022
10.3#	Non-Qualified Stock Option Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.3	09/20/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract, or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	November 10, 2022

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	November 10, 2022

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date:	November 10, 2022

