Form 10-K
period 2022-12-31
LifeMD, Inc.
filed 2023-03-22
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements:(1) Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) Yes ☐ No ☐

(1)	Check boxes are blank until we are required to have a recovery policy under the applicable listing standard of The Nasdaq Global Market

.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was $49,557,175, as computed by reference to the closing price of such common stock on such date.

The registrant had 31,887,005 shares of common stock outstanding as of March 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2023 definitive proxy statement for the Registrant’s Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2022) are incorporated by reference into Part III of this Form 10-K.

LIFEMD, INC.

2022 FORM 10-K ANNUAL REPORT

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s affiliated variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Business Overview

We are a direct-to-patient telehealth company providing patients a high-quality, cost-effective, and convenient way of accessing comprehensive, virtual healthcare. We believe the traditional model of visiting a doctor’s office, traveling to a local pharmacy, and returning for follow up care or prescription refills is complex, inefficient, and costly, and discourages many individuals from seeking much needed medical care. LifeMD is positioned to elevate the healthcare experience through telehealth with our proprietary technology platform, affiliated provider network, broad treatment capabilities, and unique ability to nurture patient relationships.

The LifeMD telehealth platform seamlessly integrates a clinician-centric electronic medical record (“EMR”) system, proprietary algorithms for case-load balancing and scheduling, customer relationship management (“CRM”) functionality, remote and in-home lab testing, and digital prescription capabilities, patient-provider audio/video interfacing, cloud pharmacy fulfillment, and more. Our proprietary technology platform, combined with our 50-state affiliated provider network, enables the management of virtual treatment offerings and complex patient journeys for hundreds of conditions spanning men’s and women’s health, dermatology, urgent, and primary care, chronic care management and more. Our telehealth offerings in general seek to connect patients to licensed providers for diagnoses, virtual care, and prescription medications when appropriate. We also offer over-the-counter (“OTC”) products that are complementary to the conditions we treat. Our virtual primary care services are primarily offered on a subscription basis.

Our mission is to empower people to live healthier lives by increasing access to high quality and affordable virtual and in-home healthcare. We believe our success has and will continue to be attributable to an amazing patient experience, retaining the highest-quality providers in the industry, and our end-to-end technology platform. We plan to build a diverse portfolio of differentiated telehealth service offerings that meet the needs of a growing and diversified patient base.

Since inception, we have helped approximately 680,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Our telehealth revenue increased 21% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Total revenue from recurring subscriptions is approximately 90%. In addition to our telehealth business, we own 73.64% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business has seen 47% year-over-year revenue growth, with recurring revenue of 98%.

Our Platform and Business Strategy

We are a patient-centric telehealth company dedicated to delivering seamless end-to-end virtual healthcare to consumers. Our mission is facilitated by our robust technology platform that is purpose-built to seamlessly connect the touchpoints involved in delivering complex care, including scheduling for a national provider network, EMR capabilities, secure synchronous and asynchronous communication, digital prescriptions, cloud pharmacy, and more. Our platform enables us to deliver modern personalized health experiences and offerings through our websites and mobile applications, spanning customer discovery, purchase, and connection with licensed providers, to pharmacy and OTC order fulfillment, through ongoing care. We believe that our seamless approach significantly reduces the complication, cost and time burden of healthcare, incentivizing consumers to stick with our brands.

Our proprietary platform also facilitates and accelerates the development and launch of novel offerings throughout clinical protocol establishment, marketing, and fulfillment. Our offerings are sold to consumers on a subscription basis thus creating convenience and discounted pricing opportunities for patients and recurring revenue streams for the Company. Our offerings range from prescription medication fulfilled on a recurring basis, to complementary OTC products, to ongoing care from a team of medical providers. In general, our offerings seek to serve a patient from beginning to end, starting from brand or offering discovery to the medical intake and product selection process, after which a licensed United States (“U.S.”) physician conducts a virtual consultation and determines a treatment plan. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and if preferred, shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 680,000 individuals having purchased our products and services to date.

Serving as a robust CRM system, and with built in analytics and integrations with best-in-class performance marketing platforms, our platform also enhances our ability to effectively and efficiently acquire new patients and customers and drive brand visibility through strategic media placements, influencer partnerships, and direct response advertising methods across highly scalable marketing channels (i.e., national TV, streaming TV, streaming audio, YouTube, podcasts, Out of Home, print, magazines, online search, social media, and digital).

We leverage our telehealth technology platform and services across the three core areas described below:

Direct-to-Consumer Virtual Primary Care

In the first quarter of 2022, we launched our flagship virtual primary care offering under the LifeMD brand, LifeMD PC. This offering provides patients in all 50 states with 24/7 access to an affiliated high-quality provider for their primary care, urgent care, and chronic care needs. LifeMD’s virtual primary care offering is a mobile-first full-service destination that provides seamless access to high-quality clinical care including virtual consultations and treatment, prescription medications, diagnostics, and imaging, wellness coaching and more. This offering is also supported by robust partnerships that provide our patients benefits such as substantial discounts on lab work and a prescription discount card that can be presented at over 60,000 pharmacies to save up to 92% on their prescription medication.

Direct-to-Patient Telehealth

We also leverage our telehealth platform’s provider network, cloud pharmacy, and EMR capabilities across our direct-to-patient telehealth brands. Our telehealth brands RexMD, ShapiroMD, NavaMD, and Cleared address largely unaddressed or underserved needs and are leading destinations in their respective treatment verticals of men’s health, hair loss, dermatology, and immunology.

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. RexMD is a leading men’s telehealth platform across the U.S. and has served more than 390,000 customers and patients since inception with a 4.6-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the U.S. and has served more than 260,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma, and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma, and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a network of affiliated medical professionals and providers in all 50 states, various pharmaceutical partners, and treatments and tests that cost up to 50 percent less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products, and ongoing care from U.S.-licensed allergists and nurses.

Enterprise Telehealth Offerings

Organizations commercializing healthcare products face a challenging commercial landscape. Increased competition, shrinking market sizes and challenges reaching patients via the traditional brick and mortar doctor are forcing pharmaceutical, medical device and diagnostic companies to rethink their commercial strategies and focus more on digital patient awareness and engagement initiatives. Spending on digital solutions to facilitate greater access to their end markets accounts for one-third of their collective $30 billion commercial spend in the U.S. We believe LifeMD’s unique telehealth technology platform and virtual clinical expertise is well-positioned to address the unmet needs of healthcare product companies as they relate to digital patient awareness, access to care, adherence and compliance.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%.

WorkSimpli was ranked in the top 7,840 websites globally, with more than 40 million registrants. Since its launch, WorkSimpli has converted or edited over 258 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 167,000 active subscriptions as of December 31, 2022.

Customers

Our customer base includes men and women seeking virtual primary care and virtual medical treatment for hair loss, men’s sexual health issues, dermatology, and allergy and asthma. No single customer accounted for more than 10% of net sales for the years ended December 31, 2022 and 2021.

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare focused company in 2018, with a compounded annual growth rate in revenue of nearly 112% since 2019 and growth of 28% in 2022 as compared to 2021. We believe this validates our significant long-term investments in developing our human capital, technology, brand-awareness, omni-channel marketing, and operations infrastructure. We will continue to make wise investments in differentiated telehealth service offerings and in initiatives that will enhance the experience our patients have with our platform.

As a result of this focused investment in the customer experience, including allocation of additional resources and expertise, we expect customer repurchase rates and overall customer retention to strengthen. While we are proud of our accomplishments to date, we believe the most exciting opportunities for our growth story are ahead of us, and we intend to focus in the following areas to help us achieve this growth.

There remains a large underserved market within primary care, hair loss, erectile dysfunction, men’s and women’s health, dermatology, as well as allergies and asthma into which we intend to continue to aggressively scale in 2023 and beyond. We plan to continue to build a robust operational infrastructure to enable us to not only provide better patient care but also drive better unit economics for our business.

Competition

The markets we sell into are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in virtual primary care, men’s and women’s health, dermatology, and allergy. We also compete with traditional mass merchandisers, drug store chains, and independent pharmacies. Key to retaining and growing our position in the market is taking a patient-centric approach to telehealth, with a strong emphasis on the quality-of-care we deliver to our patients. Our human capital and know-how, proprietary technology platform, and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

High-Quality Care

Our telehealth platform is designed to give patients more control over their healthcare spending, greater convenience in how and when they pursue or receive care, and better outcomes as hurdles to healthcare services are removed for the care or medications they need. We are committed to delivering exceptional care that is convenient and affordable. This is achieved through our provider network, including affiliated, full-time doctors and nurse practitioners, in addition to a dedicated patient care center launched in November 2020 and staffed by LifeMD employees. The patient care center includes approximately 114 employees and is led by an experienced operations and customer experience team. We believe the hands-on capabilities of the patient care center, supported by our technology platform, will continue to drive high levels of patient satisfaction like we see today.

Technology Platform

Our telehealth technology platform is continually optimized as we scale, and this flexible infrastructure can be repurposed for any variety of existing or future telehealth offerings. Further, this platform allows for rapid development and scale of new telehealth offerings as we identify attractive opportunities. Additional key capabilities of this platform include proprietary staffing algorithms for case-load balancing, full CRM functionality, integration with an affiliated 50 state physician network, national third-party pharmacy network, fully integrated EMR system, synchronous and asynchronous communications, and more.

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

From time-to-time, we register our principal brand names in the U.S. and certain foreign countries. Our material trademarks include ShapiroMD Hair Growth Experts® and Cleared®. Trademark applications have been filed and are being prosecuted for RexMD, LifeMD and NavaMD. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the U.S. or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the U.S.

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

Government and Environmental Regulation

FDA and Federal Trade Commission (“FTC”)

Our business is heavily regulated by the FDA and the FTC. The FDA enforces the Federal Food, Drug and Cosmetic Act (the “FDCA”) and Dietary Supplement Health and Education Act (“DSHEA”) as they pertain to foods, food ingredients, cosmetics and dietary supplement production and marketing. Dietary supplements are regulated as a category of food, not as drugs. We are not required to obtain FDA pre-market approval to sell our dietary supplement products in the U.S. under current laws. Our OTC hair loss products are regulated as cosmetics under the FDCA.

The FDA imposes Good Manufacturing Practice (“GMP”) guidelines to ensure that prescription drugs and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. GMP guidelines include requirements for establishing quality control procedures, designing, and constructing manufacturing plants, testing ingredients and finished products, record keeping, and handling of consumer product complaints. The FDA has broad authority to enforce the provisions of federal law applicable to prescription drugs, dietary supplements and cosmetics, including the power to monitor claims made in product labeling, to seize adulterated or misbranded products or unapproved new drugs, to request product recall, and to issue warning letters. FDA also may refer cases to the Department of Justice to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings.

Advertising and product claims regarding the efficacy of products are also regulated by the FTC. The FTC regulates the advertising of dietary supplements, cosmetics and other health-related products to ensure that any advertising is truthful and not misleading, and that an advertiser maintains adequate substantiation for all product claims. FTC-launched enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

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

Since we receive, use, transmit, disclose and store personally identifiable information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). The CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was passed on November 3, 2020 and became effective on January 1, 2023, with a look-back to January 2022. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty.

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

The federal false claims laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious, or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

State Corporate Practice of Medicine and Fee Splitting Laws

With respect to our telehealth platform, we contract with our physician-owned professional corporation, LifeMD PC, to deliver our telehealth offerings to its patients in the U.S. We entered into a management services agreement with LifeMD PC pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services. In addition, our platform enables consumers to opt in to use our prescription offering and/or fill their prescriptions through a third-party mail-order pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities.

Human Capital

As of December 31, 2022, we employed 220 employees, of which 199 were full-time, 4 were part-time, and 17 were temporary employees. Of our total employees, 114 were based at our patient care center in Greenville, SC. We use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $45.0 million and $61.3 million in the years ended December 31, 2022 and 2021, respectively. We had total stockholders’ deficit of approximately $11.9 million as of December 31, 2022. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

Our cash flows from operations were negative for the years ended December 31, 2022 and 2021. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects. We cannot assure you that we will be able to achieve profitability, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained. Our ability to meet our long-term business objectives likely will be dependent upon establishing increased cash flow from operations or securing other sources of financing. If our losses continue, however, our liquidity may be severely impaired, our stock price may fall, and our stockholders may lose all or a significant portion of their investment.

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

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

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

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $92.9 million for the year ended December 31, 2021 to $119.0 million for the year ended December 31, 2022. Our number of full-time employees has increased significantly over the last few years, from 56 employees as of December 31, 2020 to 199 employees as of December 31, 2022.

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

Expanding our business to attract customers, providers, and suppliers in countries other than the U.S. is an opportunity for growth for us going-forward. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally.

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

In recent years, the U.S. and other significant markets have experienced inflationary pressures and cyclical downturns, and worldwide economic conditions remain uncertain. This has been the case in 2022. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our offerings and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

Inflationary pressures may lead to increases in the cost of our products, freight, overhead costs or wage rates and may adversely affect our operating results. Sustained inflationary pressures may have an adverse effect on our ability to maintain current levels of gross profit if we are unable to offset such higher costs through price increases.

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

We currently host our platform, serve our customers, and support our operations in the U.S. using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, as well as through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of partner pharmacies, AWS, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies who can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and partner pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

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

The laws and regulations related to payments are complex and vary across different jurisdictions in the U.S. and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering third-party payment systems. As we expand the availability of payments via third parties or offer new payment methods to our customers in the future, we may become subject to additional regulations and compliance requirements.

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

In the past we have, and in the future we may, actively employ social media and Patient Care Center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security, or reputational damage.

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

Risks Related to Governmental Regulation

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

In the U.S., we conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, (“OIG”), have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $5,000 to $10,000 per false claim or statement, which is further adjusted for inflation, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement, or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

Our mission is to make healthcare accessible, affordable, and convenient for everyone. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operations, and results of operations may be materially adversely affected

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business or results of operations, which could be materially adverse. Even if we could predict such matters, we may not be able to reduce or eliminate the potential adverse impact of public policy changes that could fundamentally change the dynamics of our industry.

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

For example, the CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, the CPRA was passed on November 3, 2020 and became effective on January 1, 2023, with a look-back to January 2022. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

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

Our services involve the storage and transmission of customers’ and our vendors’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, consumers, customers, and others, as well as the protected health information, (“PHI”), of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive consumer or partner data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customers, vendors, or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Risks Related to Intellectual Property and Litigation

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

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the U.S. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. Furthermore, effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our services are available over the Internet. We may, over time, increase our investment in protecting innovations through investments in filings, registrations, or similar steps to protect our intellectual property, and these processes are expensive and time-consuming.

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

Risks Related to Our Financial Reporting, Results of Operations and Capital Requirements

There is substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of December 31, 2022, the Company had an accumulated deficit of $190.6 million. We have limited financial resources, and as of December 31, 2022 we had a working capital deficit of $20.1 million and a cash balance of $4.0 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

Our results of operations have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events, and risk factors discussed in this annual report, could cause the market price of our common stock to fluctuate.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As of December 31, 2022, the Company had total liabilities of $33.0 million. As of December 31, 2022, we had availability of $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf, after giving effect to letters of credit and borrowing base limitations. We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

We have identified a material weakness in our internal control over financial reporting.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing our management concluded that our internal control over financial reporting is not effective as of December 31, 2022 because of material weaknesses. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. It could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

Risks Related to Investments in our Securities

There can be no assurance that we can continue to pay dividends on our preferred stock. We currently do not intend to pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

The declaration, amount and timing of dividends on our securities are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, share repurchases and investing in our existing markets as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.

We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors. If we do not pay dividends on any outstanding shares of Series A Preferred Stock for six or more quarterly dividend periods (whether or not declared or consecutive), holders of Series A Preferred Stock will be entitled to elect two additional directors to our Board of Directors to serve until all unpaid dividends have been fully paid or declared and set apart for payment. We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

Your ownership interest may be diluted by the future issuance of additional shares of our common stock or preferred stock.

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

We have significant numbers of warrants and stock options outstanding, and incentive awards outstanding under our 2020 Equity Incentive Plan. To the extent that any of the outstanding warrants and options described above are exercised, dilution, to the interests of our stockholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock. The existence of such warrants and options may adversely affect the market price of our Common Stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All of our facilities are leased domestically including an office space located in Puerto Rico, a U.S. territory. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2023 and a patient care center in Greenville, South Carolina for which the lease expires in 2024. Additionally, we lease warehouse space in Lancaster, Pennsylvania for which the lease expires in 2023. Our majority-owned subsidiary, WorkSimpli leases office space in Puerto Rico for which the lease expires in 2024.

Leased premises range from approximately 1,000 to 14,000 square feet with monthly rents ranging from $2,200 per month to $34,400 per month.

We believe that our existing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. For additional information on pending legal proceedings see Note 10—Commitments and Contingencies to our consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of LifeMD are traded on the Nasdaq Global Market under the symbol to “LFMD”.

Approximate Number of Equity Security Holders

As of March 21, 2023, there were approximately 304 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Global Market on March 21, 2023 was $1.17. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

Other than any sales that were already disclosed under a Current Report on Form 8-K during the year ended December 31, 2022, there have been no sales of unregistered securities by the Company as of such date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2022, as compared to the fiscal year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2022 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

LifeMD, Inc. is a diversified online direct-to-patient marketing and telehealth company with a portfolio of health and wellness brands. Our products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products through third party partner channels. We market branded and generic prescription drugs that are then sold and shipped online directly to consumers in all 50 states and the District of Columbia and Puerto Rico. We have also established a 50-state affiliated medical group that provides virtual consultations to our patients. Since inception, we have treated approximately 680,000 customers and patients nationwide. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider, us and pharmacy.

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth.

Developments in 2022

Key developments in our business during 2022 are described below:

Cleared Acquisition

On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. The purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million.

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3—Acquisitions to our consolidated financial statements included in this report).

ResumeBuild Asset Purchase Agreement

In February 2022, our majority-owned subsidiary WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business offering subscription-based resume building software through software as a service online platforms. WorkSimpli paid to the Seller a purchase price $4.0 million. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli.

WorkSimpli Software Capitalization Update

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit pursuant to certain option agreements between Conversion Labs PR and each of Sean Fitzpatrick and Varun Pathak. Following the exercise of such option agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.58% to 73.64%.

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

Among other things, our supply chain is subject to the effects of natural disasters and other events beyond our control, such as raw material, component, and labor shortages; global and regional shipping and logistics constraints; work stoppages; power outages; and the physical effects of climate change, including changes in weather patterns. In addition, human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. Although we do not believe that raw materials used in the products we sell are sourced from regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In connection with these potential impacts on our supply chain, we are, as a general matter, seeing a trend of modest increases in (i) pricing on air and ocean freight, as well as for component and product parts, (ii) the overall time to receive shipments, and (iii) the overall time for shipment and delivery to our customers from third-party shippers.

2020 Equity Incentive Plan

On January 8, 2021, the Company approved the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares.

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by an additional 1,500,000 shares. As of December 31, 2022, the Plan provided for the issuance of up to 4,800,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 1,732,163 shares as of December 31, 2022.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Our financial results for the year ended December 31, 2022 are summarized as follows in comparison to the year ended December 31, 2021:

	December 31, 2022		December 31, 2021
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$82,649,845	69.43%	$68,197,128	73.43%
WorkSimpli revenue, net	36,383,675	30.57%	24,678,678	26.57%
Total revenue, net	119,033,520	100.00%	92,875,806	100.00%
Cost of telehealth revenue	17,843,754	14.99%	17,549,550	18.90%
Cost of WorkSimpli revenue	824,274	0.69%	445,844	0.48%
Total cost of revenue	18,668,028	15.68%	17,995,394	19.38%
Gross profit	100,365,492	84.32%	74,880,412	80.62%
Selling and marketing expenses	78,369,430	65.84%	82,541,956	88.87%
General and administrative expenses	46,960,782	39.45%	39,534,573	42.57%
Goodwill and intangible asset impairment charges	8,862,596	7.45%	-	-%
Other operating expenses	6,717,795	5.64%	3,317,976	3.57%
Customer service expenses	5,033,468	4.23%	2,838,831	3.06%
Development costs	2,970,202	2.50%	948,157	1.02%
Change in fair value of contingent consideration	(5,101,000)	(4.29)%	-	-%
Total expenses	143,813,273	120.82%	129,181,493	139.09%
Operating loss	(43,447,781)	(36.50)%	(54,301,081)	(58.47)%
Other expenses, net	(1,212,546)	(1.02)%	(7,015,275)	(7.55)%
Loss from operations before income taxes	(44,660,327)	(37.52)%	(61,316,356)	(66.02)%
Income tax provision	(360,700)	(0.30)%	(7,700)	(0.01)%
Net loss	(45,021,027)	(37.82)%	(61,324,056)	(66.03)%
Net income (loss) attributable to non-controlling interest	514,632	0.43%	(426,352)	(0.46)%
Net loss attributable to LifeMD, Inc.	(45,535,659)	(38.25)%	(60,897,704)	(65.57)%
Preferred stock dividends	(3,106,250)	(2.61)%	(871,476)	(0.94)%
Net loss attributable to common stockholders	$(48,641,909)	(40.86)%	$(61,769,180)	(66.51)%

Total revenue, net. Total revenue for the year ended December 31, 2022 was approximately $119.0 million, an increase of 28% compared to approximately $92.9 million for the year ended December 31, 2021. The increase in revenues was attributable to both the increase in telehealth revenue of 21% and an increase in WorkSimpli revenue of 47%. Telehealth revenue accounts for 69% of total revenue and has increased in the year ended December 31, 2022 due to an increase in online sales demand, with the majority of the growth of our telehealth brands, RexMD and ShapiroMD. WorkSimpli revenue accounts for 31% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022. While a portion of our growth could be attributable to the COVID-19 pandemic, management strongly believes our growth is primarily a result of the strength of our healthcare brands.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 4% to approximately $18.7 million for the year ended December 31, 2022 compared to approximately $18.0 million for the year ended December 31, 2021. The increased combined cost of revenue was due to increased sales volume when compared to the year ended December 31, 2021. Telehealth costs decreased to 22% of associated telehealth revenues experienced during the year ended December 31, 2022, from 26% of associated telehealth revenues during the year ended December 31, 2021. WorkSimpli costs were 2% of associated WorkSimpli revenues for both the years ended December 31, 2022 and 2021.

Gross profit. Gross profit increased by approximately 34% to approximately $100.4 million for the year ended December 31, 2022 compared to approximately $74.9 million for the year ended December 31, 2021. Gross profit as a percentage of revenues was 84% for the year ended December 31, 2022 compared to 81% for the year ended December 31, 2021. Gross profit as a percentage of revenues for telehealth was 78% for the year ended December 31, 2022 compared to 74% for the year ended December 31, 2021, and for WorkSimpli was 98% for both the years ended December 31, 2022 and 2021. The increase in sales volume for both telehealth and WorkSimpli and improved pricing have contributed to the increase in gross profit.

Total expenses. Operating expenses for the year ended December 31, 2022 were approximately $143.8 million, as compared to approximately $129.2 million for the year ended December 31, 2021. This represents an increase of 11%, or $14.6 million. The increase is primarily attributable to:

(i)	General and administrative expenses: During the year ended December 31, 2022, stock-based compensation was $13.7 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $12.1 million for the year ended December 31, 2021. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the year ended December 31, 2022, the Company had an increase of approximately $7.4 million in general and administrative expenses, primarily related to an increase in payroll of $7.0 million incurred to support the sales volume increases and growth of the Company and the increase in stock-based compensation costs referenced above, partially offset by a Company-wide strategic reduction in costs.

(ii)	Goodwill and intangible asset impairment charges: During the year ended December 31, 2022, the Company recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the year ended December 31, 2022, the Company had an increase of approximately $3.4 million, or 102%, primarily related to increases in office supplies and software subscriptions of $1.1 million, insurance of $1 million, and additional lease expense related to a lease entered into at the end of 2021 of $400 thousand.

(iv)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the year ended December 31, 2022, the Company had an increase of approximately $2.2 million, primarily related to increases in infrastructure costs and headcount in the Company’s customer service department.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the year ended December 31, 2022, the Company had an increase of approximately $2.0 million primarily resulting from technology platform improvements and amortization expenses.

(vi)	Change in fair value of contingent consideration: During the year ended December 31, 2022, the Company recorded a $5.1 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections and the removal of all earn-out payments payable by the Company from the terms of the First Amendment.

These increases in operating expenses were partially offset by a decrease in selling and marketing expenses which consist of online marketing and advertising expenses. During the year ended December 31, 2022, the Company had a decrease of approximately $4.2 million in selling and marketing costs resulting from a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

Other Expenses, net

	Year Ended December 31,
	2022	2021
Interest expense, net	$(1,275,946)	$(3,019,716)
Gain (loss) on debt forgiveness	63,400	(3,995,559)
Total	$(1,212,546)	$(7,015,275)

Other expenses, net for the year ended December 31, 2022, consists of interest expensed on the Company’s notes payable and Series B Convertible Preferred Stock partially offset by the gain on debt forgiveness of Paycheck Protection Program loans. Other expenses for the year ended December 31, 2021, consists of interest expense and amortization of debt discount recorded related to the June 1, 2021 Purchase Agreement and loss on debt extinguishment which is attributable to the extinguishment of the June 1, 2021 Purchase Agreement of $4,180,473 in October 2021 partially offset by the gain on debt forgiveness of Paycheck Protection Program loans of $184,914 recorded during the year ended December 31, 2021.

Working Capital

	December 31, 2022	December 31, 2021
Current assets	$11,311,357	$44,921,440
Current liabilities	31,374,151	22,825,589
Working capital	$(20,062,794)	$22,095,851

Working capital decreased by approximately $42.2 million during the year ended December 31, 2022. The decrease in current assets is primarily attributable to a decrease in cash of approximately $37.4 million, partially offset by an increase in inventory of $2.1 million due to timing of purchases and an increase in accounts receivable of approximately $1.9 million. Current liabilities increased by $8.5 million, which was primarily attributable to an increase in deferred revenue of approximately $4.0 million due to increased sales for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, an increase in notes payable of $2.7 million, an increase in accounts payable and accrued expenses of $1.6 million as a result of the Company extending payables and credit terms with vendors and accrual of the noncontingent milestone payments related to the Cleared acquisition of $2.6 million due in 2023.

Liquidity and Capital Resources

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(22,935,149)	$(33,085,489)
Net cash used in investing activities	(13,905,733)	(3,402,289)
Net cash (used in) provided by financing activities	(528,200)	68,636,742
Net (decrease) increase in cash	(37,369,082)	32,148,964

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

Net cash used in operating activities was approximately $23.0 million for the year ended December 31, 2022, as compared with approximately $33.1 million for the year ended December 31, 2021. The significant factors contributing to the net cash used in operations during the year ended December 31, 2022, include the net loss of approximately $45.0 million inclusive of the following: (1) $13.7 million in non-cash stock-based compensation charges, (2) $8.9 million in non-cash goodwill and intangible asset impairment charges related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections and (3) $3.8 million in non-cash depreciation and amortization, partially offset by a $5.1 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value. Additionally, an increase in inventory of $2.2 million due to the timing of purchases, an increase in accounts receivable of $2.2 million and a decrease in accrued expenses and other operating activities of $2.2 million excluding noncontingent payments to Cleared contributed to net cash used in operations for the year ended December 31, 2022. These factors contributing to net cash used in operations were partially offset by an increase in deferred revenue of $4.0 million due to increased sales for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product and accounts payable of $1.3 million as a result of the Company extending payables and credit terms with vendors.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $13.9 million, as compared with net cash used in investing activities of $3.4 million for the year ended December 31, 2021. Net cash used in investing activities was primarily due to cash paid for capitalized software costs of approximately $8.5 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million, cash paid for the Cleared acquisition of approximately $1.0 million and cash paid for the purchase of equipment of $367 thousand. Net cash used in investing activities for the year ended December 31, 2021 was primarily due to cash paid for capitalized software costs of approximately $3.1 million, the purchase of equipment of approximately $247 thousand and the purchase of an intangible asset of approximately $22 thousand.

Net cash used in financing activities for the year ended December 31, 2022 was approximately $528 thousand as compared with net cash provided by financing activities of approximately $68.6 million for the year ended December 31, 2021. During the year ended December 31, 2022, net cash used in financing activities consisted of preferred stock dividends of $3.1 million, repayment of notes payable of $169 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of $156 thousand and distributions to non-controlling interest of $144 thousand. These decreases were partially offset by proceeds from notes payable of $2.9 million, proceeds from the exercise of options and warrants of $129 thousand and proceeds received from the sale of a portion of the Company’s membership interest in WorkSimpli of $12 thousand. Net cash provided by financing activities for the year ended December 31, 2021, consisted of (1) net proceeds of $14.9 million from the private placement, pursuant to the June 1, 2021 Purchase Agreement, (2) net proceeds of $13.5 million from the private placement pursuant to the February 2021 Purchase Agreement, (3) net proceeds from the exercise of options and warrants during the period of approximately $1.2 million, (4) net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $0.5 million, in connection with our filed shelf registration and launch of an at-the-market program on June 8, 2021, (5) our entry into a merchant funding agreement, and (6) the October 4, 2021 Offerings whereby the Company received total net proceeds of $55.3 million. These increases in net cash from financing activities were partially offset by the repayment of $15.0 million outstanding on the June 1, 2021 Purchase Agreement, repayment of notes payable, and the purchase of the additional membership interest of WorkSimpli.

Liquidity and Capital Resources Outlook

As of December 31, 2022, the Company has an accumulated deficit approximating $190.6 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, fund business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes. The Company has a current cash balance of approximately $14.6 million as of the filing date.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of December 31, 2022, the Company has $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf.

In October 2022, the Company received proceeds of $976,000 under a 12-month working capital loan with Amazon pursuant to the Amazon Lending Agreement. The terms of the loan include interest in the amount of $62,157. The total outstanding balance of $976,000, is included in notes payable, net, on the accompanying consolidated balance sheet as of December 31, 2022.

In November 2022, the Company received proceeds of $1,930,000 under two 10-month working capital loans with Balanced Management pursuant to the Business Loan and Security Agreement. The terms of the loans include loan origination fees in the amount of $60,000 and total interest of $840,000. The total outstanding balance of $1,821,250, is included in notes payable, net on the accompanying consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, we issued an aggregate of 90,400 shares of common stock for the exercise of stock options for cash proceeds of $90,400.

During the year ended December 31, 2022, we issued an aggregate of 22,000 shares of common stock for the exercise of warrants for cash proceeds of $38,500.

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

The Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses, however, these strategies do not mitigate the substantial doubt about the Company’s ability to continue as a going concern. Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

The Company records revenue under the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider. In some cases, the customer does not obtain control until the product reaches the customer’s delivery site; in these cases, recognition of revenue is deferred until that time. In all cases, delivery is considered to have occurred when the customer obtains control, which is usually commensurate upon shipment of the product. In the case where delivery is not commensurate upon shipment of the product, recognition of revenue is deferred until that time. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products. The Company records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $5.2 million and $4.7 million, respectively, during the years ended December 31, 2022 and 2021.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $2.5 million and $1.8 million, respectively, during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $5.5 million and $1.5 million respectively, which represent the following: (1) obligations for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, (2) obligations on WorkSimpli in-process monthly or yearly contracts with customers and (3) a portion attributable to the yet to be recognized WorkSimpli initial 14-day trial period collections.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2022 and 2021, the Company capitalized $12.1 million and $3.6 million, respectively, related to internally developed software costs which is amortized over the useful life and included in development costs on our statement of operations. The increase in capitalized software costs of $8.5 million or 236%, is primarily attributable to costs incurred related to development efforts of our LifeMD PC platform.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.0 million was recognized in conjunction with the Cleared acquisition during the three months ended March 31, 2022 (see Note 3—Acquisitions to our consolidated financial statements included in this report). The Company recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge during the year ended December 31, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

Other intangible assets are comprised of: (1) a customer relationship asset, (2) the Cleared trade name, (3) Cleared developed technology, (4) a purchased license and (5) a purchased domain name. During the year ended December 31, 2022, the Company recorded an $827 thousand impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2022 and 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	inadequate controls related to revenue recognition;
(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; and
(iv)	inadequate information technology general controls specifically related to security, segregation of duties, user access, restricted access and change management.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company has formally documented its procedures for many of the significant accounting and financial reporting processes, in addition to, identifying and remediating design deficiencies in its processes. The other remediation actions planned include:

(i)	implementation of controls to ensure revenue is recognized upon shipment;
(ii)	further documentation and implementation of control procedures and the implementation of control monitoring; and
(iii)	identify and remedy gaps in our information technology general controls specifically related to the areas of security, segregation of duties, user access, restricted access and change management.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that materially affected our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022, by and amount Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	1/12/2022
2.2	Amendment to Stock Purchase Agreement, dated as of February 4, 2023, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	2/10/2023
2.3	Asset Purchase Agreement, dated as of January 13, 2022, by and between WorkSimpli Software LLC and East Fusion FZCO	8-K	2.1	2/22/2022
2.4	Promissory Note dated as of October 19, 2021, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.2	2/22/2022
2.5	First Addendum, dated as of February 14, 2022, to Promissory Note, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.3	2/22/2022
2.6	Equity Purchase Guarantee Agreement, dated as of February 14, 2022, by and among Fitzpatrick Consulting LLC, Sean Fitzpatrick and LifeMD, Inc.	8-K	2.4	2/22/2022
2.7	Stock Option Pledge Agreement, dated as of February 12, 2022, by and between Fitzpatrick Consulting LLC and LifeMD, Inc.	8-K	2.5	2/22/2022
2.7	Amendment to Stock Purchase Agreement, dated as of February 4, 2023	8-K	2.1	2/10/2023
3.1*	Certificate of Incorporation, As Amended
3.2	Bylaws of Immudyne, Inc., effective April 9, 2018	S-1	3.1	10/18/2012
4.1	Form of Convertible Note	8-K	4.1	8/19/2019
4.2	Form of Warrant	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5*	LifeMD, Inc. Amended and Restated 2020 Equity and Incentive Plan
4.6	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.7	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.8	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.9	Description of Securities	10-K	4.9	3/7/2021
4.10	Form of Debenture	8-K	4.1	6/3/2021
4.11	Form of Warrant	8-K	4.2	6/3/2021
4.12	Form of Senior Indenture	S-3	4.5	6/8/2021
4.13	Form of Subordinated Indenture	S-3	4.6	6/8/2021
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019	10-Q	10.10	8/14/2019
10.3	Form of Securities Purchase Agreement	8-K	10.1	8/19/2019
10.4	Form of Lock-Up Agreement	8-K	10.2	8/19/2019
10.5	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.1	5/13/2019
10.6	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.2	5/13/2019
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019	8-K	10.1	7/31/2019
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR	8-K	10.2	7/31/2019
10.9	Operating Agreement of Conversion Labs RX, LLC	8-K	10.1	6/7/2019
10.10	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds)	8-K	10.4	6/7/2019
10.11	Amendment to Kalkstein Consulting Agreement	8-K	10.1	3/20/2019

10.12	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC	8-K	10.2	6/7/2019
10.13	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters	8-K	10.3	6/7/2019
10.14	Amendment to Kalkstein Consulting Agreement, by and between Conversion Labs, Inc. and Robert Kalkstein	8-K	10.1	3/20/2019
10.15#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick	8-K	10.1	1/24/2020
10.16#	Employment Agreement by and between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.17	Alpha 2019 Note Repayment and Warrant Amendment	10-Q	10.3	5/19/2020
10.18	Alpha 2018 Warrant Amendment	10-Q	10.4	5/19/2020
10.19	Brio 2019 Note Repayment and Warrant Amendment	10-Q	10.5	5/19/2020
10.20	Brio 2018 Warrant Amendment	10-Q	10.6	5/19/2020
10.21	Form of Purchase Agreement	10-Q	10.7	5/19/2020
10.22	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.23	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.24	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.25	Form of Warrant	8-K	10.2	8/31/2020
10.26	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.27	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.28	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.29	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.30	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.31	Letter from Borgers dated September 28, 2020	8-K	16.1	9/29/2020
10.32	Amended Consulting Agreement	8-K	10.1	9/30/2020
10.33	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.34	Form of Registration Rights Agreement	8-K	10.2	11/4/2020
10.35	Form of Lock-Up Agreement	8-K	10.3	11/4/2020
10.36#	Employment Agreement, dated November 20, 2020 by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.37#	Employment Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/3/2020
10.38#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.39#	Amended and Restated Employment Agreement, dated December 21, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/28/2020
10.40#	Employment Agreement, dated January 5, 2021, by and between the Company and Bryant Hussey	8-K	10.1	1/11/2021
10.41#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/14/2021
10.42	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021
10.43	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.44	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.45	Amendment to LSS Operating Agreement	8-K	10.4	1/28/2021
10.46	Fitzpatrick Option Agreement	8-K	10.5	1/28/2021
10.47	Pathak Option Agreement	8-K	10.6	1/28/2021
10.48#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/10/2021
10.49	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.50	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.51#	Employment Agreement, dated January 14, 2021, by and between Conversion Labs, Inc. and Corey Deutsch	8-K	10.1	2/4/2021
10.52#	Consulting Service Agreement, dated April 1, 2020, by and between the Company and JLS Ventures, LLC	10-K	10.56	3/30/2021
10.53#	Amended Employment Agreement, dated February 3, 2021, by and between the Company and Corey Deutsch	8-K	10.2	2/3/2021
10.54	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/2021
10.55	Form of Registration Rights Agreement	8-K	10.2	6/3/2021
10.56	Form of Company Security Agreement	8-K	10.3	6/3/2021
10.57	Form of Guarantor Security Agreement	8-K	10.4	6/3/2021

10.58	Form of Guaranty Agreement	8-K	10.5	6/3/2021
10.59	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/2021
10.60#	Employment Agreement, dated June 10, 2021, by and between the Company and Alex Mironov	10-Q	10.8	8/13/2021
10.61#	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2021, by and between the Company and Brad Roberts	10-Q	10.9	8/13/2021
10.62#	Amendment to LifeMD, Inc. 2020 Equity Incentive Plan	10-Q	10.10	8/13/2021
10.63#	Second Amendment to Amended and Restated Employment Agreement, dated June 29, 2021, by and between the Company and Brad Roberts	10-Q	10.11	8/13/2021
10.64#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/2021
10.65#	Renewed Director Agreement, dated July 30, 2021, by and between LifeMD, Inc. and Roberto Simon	8-K	10.1	8/4/2021
10.66#	Non-Qualified Stock Option Agreement by and between the Company and Alexander Mironov, dated June 10, 2021	10-Q	10.14	8/13/2021
10.67#	Director Agreement between LifeMD, Inc. and Naveen Bhatia, dated September 8, 2021	8-K	10.1	9/13/2021
10.68#	Consulting Services Agreement between Naveen Bhatia and LifeMD, Inc., dated September 8, 2021	8-K	10.2	9/13/2021
10.69#	Renewed Director Agreement, dated September 7, 2021, by and between LifeMD, Inc. and John Strawn	10-Q	10.3	11/10/2021
10.70#	Renewed Director Agreement, dated September 21, 2021, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio	10-Q	10.5	11/10/2021
10.71#	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.72#	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.73#	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.74#	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
10.75#	LifeMD, Inc. Amended and Restated 2020 Equity and Incentive Plan	DEF14A	A	4/29/2022
10.76#	Director Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.1	9/20/2022
10.77#	Restricted Stock Award Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.2	9/20/2022
10.78#	Non-Qualified Stock Option Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.3	9/20/2022
10.79#	Director Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.1	12/21/2022
10.80#	Restricted Stock Award Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.2	12/21/2022
10.81#	Non-Qualified Stock Option Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.3	12/21/2022
10.82#*	Employment Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023
10.83#*	Restricted Stock Award Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023
10.84#*	Director and Officer Indemnification Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023
10.85#	Director Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.1	2/10/2023
10.86#	Restricted Stock Award Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.2	2/10/2023
10.87#	Non-Qualified Stock Option Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.3	2/10/2023
16.1	Letter from Friedman LLP, to the Securities and Exchange Commission, dated September 14, 2022	8-K	16.1	9/14/2022
21.1*	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent
23.2*	Independent Registered Public Accounting Firm’s Consent
24.1*	Powers of Attorney (included on signature page)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	March 22, 2023

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

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)
Date:	March 22, 2023

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
(principal financial officer)
Date:	March 22, 2023

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller
(principal accounting officer)
Date:	March 22, 2023

By:	/s/ Stefan Galluppi
Stefan Galluppi
Chief Innovation Officer and Director
Date:	March 22, 2023

By:	/s/ Naveen Bhatia
Naveen Bhatia
Director
Date:	March 22, 2023

By:	/s/ Roberto Simon
Roberto Simon
Director
Date:	March 22, 2023

By:	/s/ Bertrand Velge
Bertrand Velge
Director
Date:	March 22, 2023

By:	/s/ John Strawn
John Strawn
Director
Date:	March 22, 2023

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director
Date:	March 22, 2023

By:	/s/ Robert Jindal
Robert Jindal
Director
Date:	March 22, 2023

By:
Joan LaRovere
Director
Date:	March 22, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LifeMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LifeMD, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, incurred significant losses and cash used in operations and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Capitalized Software Development Costs

Description of the matter

As described in Note 2 to the financial statements, the Company develops software within the scope of ASC 350-40, Internal-Use Software (“Topic 350”). Costs associated with the application development stage are capitalized. Maintenance and enhancement costs, including costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements that result in added functionality, in which case the costs are capitalized. Capitalized amounts are amortized on a straight-line basis over the estimated useful life of the software.

We identified capitalized software development costs as a critical audit matter. Our principal considerations for this determination were the high degree of auditor judgment and subjectivity required in evaluating management’s determination of the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical matter included:

●	We obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards
●	We tested the mathematical accuracy of the roll forward of capitalized software and related amortization expense.
●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied by performing the following:

◌	We inspected underlying documentation and assessed the eligibility of costs for capitalization, to the application of the correct guidance.
◌	We recalculated the capitalization amount based on hours incurred and direct payroll related costs or associated vendor contracts and invoices for work performed by third parties.
◌	We evaluated the software implementation timelines and related underlying documentation supporting the capitalization periods for implementation and development amounts as well as the date the costs were placed in service.
◌	We inquired of project managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

/s/ Marcum llp

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022.)

Marlton, New Jersey
March 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LifeMD, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LifeMD, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman llp

We served as the Company’s auditor from 2020-2022.

Marlton, New Jersey

March 7, 2022

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$3,958,957	$41,328,039
Accounts receivable, net	2,834,750	980,055
Product deposit	127,265	203,556
Inventory, net	3,703,363	1,616,600
Other current assets	687,022	793,190
Total Current Assets	11,311,357	44,921,440
Non-current Assets
Equipment, net	476,441	233,805
Right of use asset, net	1,206,009	1,752,448
Capitalized software, net	8,840,187	2,995,789
Intangible assets, net	3,831,859	19,761
Total Non-current Assets	14,354,496	5,001,803
Total Assets	$25,665,853	$49,923,243
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$10,106,793	$9,059,214
Accrued expenses	12,166,509	11,595,605
Notes payable, net	2,797,250	63,400
Current operating lease liabilities	756,093	607,490
Deferred revenue	5,547,506	1,499,880
Total Current Liabilities	31,374,151	22,825,589
Long-term Liabilities
Noncurrent operating lease liabilities	574,136	1,178,544
Contingent consideration	443,750	100,000
Purchase price payable	579,319	-
Total Liabilities	32,971,356	24,104,133
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,305 and $1,175 per share as of December 31, 2022 and 2021, respectively	4,565,822	4,110,822
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 and 1,400,000 shares issued and outstanding, liquidation value approximately, $27.84 and $25.62 per share as of December 31, 2022 and 2021, respectively	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 31,552,775 and 30,704,434 shares issued, 31,449,735 and 30,601,394 outstanding as of December 31, 2022 and 2021, respectively	315,528	307,045
Additional paid-in capital	179,015,250	164,517,634
Accumulated deficit	(190,562,994)	(141,921,085)
Treasury stock, 103,040 and 103,040 shares, at cost, as of December 31, 2022 and 2021, respectively	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ (Deficit) Equity	(11,395,777)	22,740,033
Non-controlling interest	(475,548)	(1,031,745)
Total Stockholders’ (Deficit) Equity	(11,871,325)	21,708,288
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$25,665,853	$49,923,243

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues
Telehealth revenue, net	$82,649,845	$68,197,128
WorkSimpli revenue, net	36,383,675	24,678,678
Total revenues, net	119,033,520	92,875,806
Cost of revenues
Cost of telehealth revenue	17,843,754	17,549,550
Cost of WorkSimpli revenue	824,274	445,844
Total cost of revenues	18,668,028	17,995,394
Gross profit	100,365,492	74,880,412

Expenses
Selling and marketing expenses	78,369,430	82,541,956
General and administrative expenses	46,960,782	39,534,573
Goodwill and intangible asset impairment charges	8,862,596	-
Other operating expenses	6,717,795	3,317,976
Customer service expenses	5,033,468	2,838,831
Development costs	2,970,202	948,157
Change in fair value of contingent consideration	(5,101,000)	-
Total expenses	143,813,273	129,181,493
Operating loss	(43,447,781)	(54,301,081)
Interest expense, net	(1,275,946)	(3,019,716)
Gain (loss) on debt forgiveness	63,400	(3,995,559)
Loss from operations before income taxes	(44,660,327)	(61,316,356)
Income tax provision	(360,700)	(7,700)
Net loss	(45,021,027)	(61,324,056)
Net income (loss) attributable to non-controlling interest	514,632	(426,352)
Net loss attributable to LifeMD, Inc.	(45,535,659)	(60,897,704)
Preferred stock dividends	(3,106,250)	(871,476)
Net loss attributable to LifeMD, Inc. common stockholders	$(48,641,909)	$(61,769,180)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(1.57)	$(2.29)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(1.57)	$(2.29)
Weighted average number of common shares outstanding:
Basic	30,976,455	27,007,961
Diluted	30,976,455	27,007,961

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, December 31, 2020	-	$-	23,433,663	$234,337	$77,779,370	$(80,151,905)	$(163,701)	$(2,301,899)	$(2,175,687)	$(4,477,586)
Stock compensation expense	-	-	1,347,875	13,479	12,058,180	-	-	12,071,659	-	12,071,659
Exercise of stock options	-	-	375,000	3,750	667,000	-	-	670,750	-	670,750
Exercise of warrants	-	-	162,033	1,620	478,989	-	-	480,609	-	480,609
Cashless exercise of stock options	-	-	873,047	8,730	(8,730)	-	-	-	-	-
Warrants issued for debt instruments	-	-	-	-	6,270,710	-	-	6,270,710	-	6,270,710
Sale of common stock in private placement, net	-	-	608,696	6,087	13,489,183	-	-	13,495,270	-	13,495,270
Sale of common stock under ATM, net	-	-	70,786	708	492,773	-	-	493,481	-	493,481
Sale of Series A Preferred Stock	1,400,000	140	-	-	33,506,360	-	-	33,506,500	-	33,506,500
Sale of common stock	-	-	3,833,334	38,334	21,798,093	-	-	21,836,427	-	21,836,427
Series A Preferred Stock Dividends	-	-	-	-	-	(871,476)	-	(871,476)	-	(871,476)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Purchase of additional membership interest of WorkSimpli	-	-	-	-	(377,419)	-	-	(377,419)	(66,603)	(444,022)
Adjustment of non-controlling interest for additional investment	-	-	-	-	(1,636,875)	-	-	(1,636,875)	1,780,897	144,022
Net loss	-	-	-	-	-	(60,897,704)	-	(60,897,704)	(426,352)	(61,324,056)
Balance, December 31, 2021	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288

Stock compensation expense	-	-	306,250	3,062	13,731,552	-	-	13,734,614	-	13,734,614
Exercise of stock options	-	-	90,400	904	89,496	-	-	90,400	-	90,400
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Cashless exercise of stock options	-	-	29,691	297	(297)	-	-	-	-	-
Stock issued for legal settlement	-	-	400,000	4,000	812,000	-	-	816,000	-	816,000
Series A Preferred Stock Dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(173,415)	-	-	(173,415)	185,565	12,150
Net (loss) income	-	-	-	-	-	(45,535,659)	-	(45,535,659)	514,632	(45,021,027)
Balance, December 31, 2022	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,021,027)	$(61,324,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,090,236
Amortization of capitalized software	2,681,807	512,887
Amortization of intangibles	926,542	342,310
Accretion of consideration payable	273,822	-
Depreciation of fixed assets	161,885	13,560
Write-down of inventory	103,417	57,481
Sales returns reserve	338,193	-
(Gain) loss on debt forgiveness	(63,400)	3,995,559
Change in fair value of contingent consideration	(5,101,000)	-
Goodwill and intangible asset impairment charges	8,862,596	-
Deferred income tax provision	354,000	-
Operating lease payments	546,439	22,700
Stock issued for legal settlement	816,000	-
Stock compensation expense	13,734,614	12,071,659
Changes in Assets and Liabilities
Accounts receivable	(2,192,888)	17,702
Product deposit	76,291	613,209
Inventory	(2,183,012)	(409,823)
Other current assets	106,168	(638,314)
Change in operating lease liability	(455,805)	-
Deferred revenue	4,047,626	583,000
Accounts payable	1,251,037	(893,956)
Accrued expenses	(1,309,968)	9,860,357
Other operating activity	(888,486)	-
Net cash used in operating activities	(22,935,149)	(33,085,489)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(8,526,205)	(3,132,693)
Purchase of equipment	(366,633)	(247,365)
Purchase of intangible assets	(4,000,500)	(22,231)
Acquisition of business, net of cash acquired	(1,012,395)	-
Net cash used in investing activities	(13,905,733)	(3,402,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from private placement offering, net	-	13,495,270
Proceeds from issuance of debt instruments	-	15,000,000
Cash proceeds from Series A Preferred and Common Stock Offering	-	55,342,927
Repayment of debt instruments	-	(15,000,000)
Cash proceeds from sale of common stock under ATM	-	493,481
Cash proceeds from exercise of warrants	38,500	480,609
Cash proceeds from exercise of options	90,400	670,750
Preferred stock dividends	(3,106,250)	(871,476)
Purchase of membership interest of WorkSimpli	-	(300,000)
Adjustment of membership interest in WorkSimpli	12,150	-
Contingent consideration payment for ResumeBuild acquisition	(156,250)	-
Distributions to non-controlling interest	(144,000)	(144,000)
Proceeds from notes payable	2,906,000	963,965
Repayment of notes payable	(168,750)	(1,494,784)
Net cash (used in) provided by financing activities	(528,200)	68,636,742
Net (decrease) increase in cash	(37,369,082)	32,148,964
Cash at beginning of year	41,328,039	9,179,075
Cash at end of year	$3,958,957	$41,328,039
Cash paid for interest
Cash paid during the period for interest	$189,000	$435,048
Non-cash investing and financing activities
Cashless exercise of options	$297	$8,730
Consideration payable for Cleared acquisition	$8,079,367	$-
Consideration payable for ResumeBuild acquisition	$500,000	$-
Principal of Paycheck Protection Program loans forgiven	$63,400	$184,914
Additional purchase of membership in WorkSimpli issued in performance options	$-	$144,022
Warrants issued for debt instruments	$-	$6,270,710
Right of use asset	$89,595	$1,752,448
Right of use lease liability	$94,168	$1,786,034

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) (See Note 8) and concurrently increased its ownership interest in WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 8 for additional information.

On January 18, 2022, the Company acquired Cleared Technologies, PBC, a Delaware public benefit corporation (“Cleared”), a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology (See Note 3—Acquisitions to our consolidated financial statements included in this report).

Nature of Business

The Company is a direct-to-patient telehealth company providing patients a high-quality, cost-effective, and convenient way of accessing comprehensive, virtual healthcare. The Company believes the traditional model of visiting a doctor’s office, traveling to a local pharmacy, and returning for follow up care or prescription refills is complex, inefficient, and costly, and discourages many individuals from seeking much needed medical care. The Company is positioned to elevate the healthcare experience through telehealth with our proprietary technology platform, affiliated provider network, broad treatment capabilities, and unique ability to nurture patient relationships. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including urgent and primary care, men’s and women’s health, and dermatology, chronic care management and more.

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

With its first brand, ShapiroMD, the Company has built a full line of proprietary OTC products for male and female hair loss—including Food and Drug Administration (“FDA”) approved OTC minoxidil and an FDA-cleared medical device—and now a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, RexMD, currently offers access to provider-based treatment for erectile dysfunction, as well as treatment for other common men’s health issues, including premature ejaculation and hair loss. In the first quarter of 2021, the Company launched NavaMD, a tele-dermatology and skincare brand for women. The Company has built a platform that allows it to efficiently launch telehealth and wellness product lines wherever it determines there is a market need.

Business and Subsidiary History

In early 2019, the Company launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company. However, this business initiative was terminated in early 2019. In May 2019, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with Specialty Medical Drugstore, Inc. (doing business as “GoGoMeds”). However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the years ended December 31, 2022 and 2021.

On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460 thousand upfront cash payment, and two non-contingent milestone payments for a total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507 thousand which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) remove certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3—Acquisitions to our consolidated financial statements included in this report).

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3—Acquisitions to our consolidated financial statements included in this report).

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

Liquidity & Going Concern Evaluation

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock.

As of December 31, 2022, the Company has an accumulated deficit approximating $190.6 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $14.6 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its stockholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses, however, these strategies do not mitigate the substantial doubt about the Company’s ability to continue as a going concern.

Additionally, on June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of December 31, 2022, the Company has $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf.

Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LifeMD PR, Cleared, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31 2021. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. See Note 8 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue and net loss for LifeMD PC was approximately $499 thousand and $5.8 million for the year ended December 31, 2022, respectively.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit, or cash flows. Given the increase in the Company’s software business and to conform the Company’s presentation of operating results to industry standards, the Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include: (1) $169,385 of development services costs reclassified from other operating expenses to development costs and (2) $35,165 of lease expenses reclassified from general and administrative expenses to other operating expenses, for the year ended December 31, 2021.

Revenue Recognition

The Company records revenue under the adoption of ASC 606, Revenue from Contracts with Customers, by analyzing exchanges with its customers using a five-step analysis:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider. In some cases, the customer does not obtain control until the product reaches the customer’s delivery site; in these cases, recognition of revenue is deferred until that time. In all cases, delivery is considered to have occurred when the customer obtains control, which is usually commensurate upon shipment of the product. In the case where delivery is not commensurate upon shipment of the product, recognition of revenue is deferred until that time. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products. The Company records the related revenue under the subscription agreements subsequent to receiving the monthly product order, recording the revenue at the time it fulfills the shipment obligation to the customer.

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on product revenues approximated $5.2 million and $4.7 million, respectively, during the years ended December 31, 2022 and 2021.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $2.5 million and $1.8 million, respectively, during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company has accrued contract liabilities, as deferred revenue, of approximately $5.5 million and $1.5 million respectively, which represent the following: (1) obligations for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, (2) obligations on WorkSimpli in-process monthly or yearly contracts with customers and (3) a portion attributable to the yet to be recognized WorkSimpli initial 14-day trial period collections.

For the years ended December 31, 2022 and 2021, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2022	%	2021	%

Telehealth revenue	$82,649,845	69%	$68,197,128	73%
WorkSimpli revenue	36,383,675	31%	24,678,678	27%
Total net revenue	$119,033,520	100%	$92,875,806	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to the following: (1) obligations for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, (2) obligations on WorkSimpli in-process monthly or yearly contracts with customers and (3) a portion attributable to the yet to be recognized WorkSimpli initial 14-day trial period collections.

	Year Ended December 31,
	2022	2021
Beginning of period	$1,499,880	$916,880
Additions	37,410,617	23,430,037
Revenue recognized	(33,362,991)	(22,847,037)
End of period	$5,547,506	$1,499,880

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2022 and 2021, the reserve for sales returns and allowances was approximately $815 thousand and $477 thousand, respectively. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the consolidated balance sheets.

Inventory

As of December 31, 2022 and 2021, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of December 31, 2022 and 2021, the Company recorded an inventory reserve in the amount of $160,898 and $57,481, respectively.

As of December 31, 2022 and 2021, the Company’s inventory consisted of the following:

	December 31,
	2022	2021

Finished Goods - Products	$2,587,370	$1,592,654
Raw materials and packaging components	1,276,891	81,427
Inventory reserve	(160,898)	(57,481)
Total Inventory - net	$3,703,363	$1,616,600

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2022 and 2021, the Company has approximately $127 thousand and $204 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2022, the Company approximates its implicit purchase commitments to be approximately $399 thousand. As of December 31, 2022 and 2021, the vast majority of these product deposits are with two vendors that manufacturer the Company’s finished goods inventory for its Shapiro hair care product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2022 and 2021, the Company capitalized $12.1 million and $3.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.0 million was recognized in conjunction with the Cleared acquisition during the year ended December 31, 2022. The Company recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge during the year ended December 31, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections (see Note 3—Acquisitions to our consolidated financial statements included in this report).

Other intangible assets are comprised of: (1) a customer relationship asset, (2) the Cleared trade name, (3) Cleared developed technology, (4) a purchased license and (5) a purchased domain name. During the year ended December 31, 2022, the Company recorded an $827 thousand impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2022 and 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Paycheck Protection Program

During the year ended December 31, 2020, the Company received aggregate loan proceeds in the amount of approximately $249 thousand under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

During the years ended December 31, 2022 and 2021, the Company had a total of $63,400 and $184,914, respectively, of its PPP loans forgiven by the Small Business Administration (“SBA”) (see Note 6). As of December 31, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s unaudited condensed consolidated balance sheet as current liabilities, within notes payable, net.

Income Taxes

The Company files corporate federal, state, and local tax returns. LifeMD PR and WorkSimpli file tax returns in Puerto Rico; both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2019, remain open to audit by all related taxing authorities.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2022	2021

Series B Convertible Preferred Stock	1,404,868	1,264,868
Restricted Stock Units (RSUs)	1,743,250	975,375
Stock options	3,758,920	4,257,233
Warrants	3,859,638	3,888,438
Potentially dilutive securities	10,766,676	10,385,914

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

Fair Value of Financial Instruments

The fair value of a financial instrument is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to ongoing fair value measurement are categorized and disclosed into one of the three categories depending on observable or unobservable inputs employed in the measurement. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

1.	Level 1: Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
2.	Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
3.	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and the face amount of notes payable approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of December 31, 2022, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods, five (5) suppliers for packaging, bottling, and labeling, and three (3) suppliers for prescription medications. As of December 31, 2021, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods and four (4) suppliers for packaging, bottling and labeling.

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

NOTE 3 – ACQUISITIONS

On January 18, 2022, the Company completed the acquisition of Cleared. The acquisition adds to the Company’s growing portfolio of telehealth capabilities. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income approaches. The results of Cleared are included within the consolidated financial statements commencing on the acquisition date.

The purchase price was approximately $9.1 million, including cash paid upfront of approximately $1.0 million and payable in the future of approximately $3.0 million, and contingent consideration of $5.1 million. The purchase agreement included up to $72.8 million of potential earn-out payable in cash or stock upon achievement of revenue targets, which was originally recognized as contingent consideration. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and identifiable intangible assets using significant estimates such as revenue projections. The fair value of the identified intangible assets was based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The fair value of the trade name and developed technology were determined using the relief-from-royalty method under the income approach. The royalty rates used to determine the fair value of the trade name and developed technology were 0.10% and 1.0%, respectively. The fair value of the customer relationships was determined using the multi-period excess earnings method which involves forecasting the net earnings expected to be generated. The customer attrition rate used to determine the fair value of the customer relationships was 10.0%. The discount rate used to determine the fair value of the trade name, developed technology and customer relationships was 70.5%.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed:

Purchase price, net of cash acquired	$9,091,762
Less:
Customer relationship intangible asset	918,812
Trade name intangible asset	133,339
Developed technology intangible asset	12,920
Inventory	7,168
Fixed assets	37,888
Deferred taxes	354,000
Accounts payable and other current liabilities	(408,030)
Goodwill	$8,035,665

The purchase price and purchase price allocation for Cleared was finalized as of September 30, 2022 with no significant changes to preliminary amounts. Based on the final purchase price allocation, the aggregate goodwill recognized was $8.0 million, which is not expected to be deductible for income tax purposes. The amount allocated to goodwill and intangible assets reflected the benefits the Company expected to realize from the growth of the acquisition’s operations.

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) remove all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction.

During the year ended December 31, 2022, the Company recorded a decrease of $5.1 million to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections and the removal of all earn-out payments payable by the Company from the terms of the First Amendment. During the year ended December 31, 2022, the Company also recorded an $8.0 million goodwill impairment charge based on the decline in the Cleared financial projections (See Note 4).

The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance related to the Cleared acquisition was $0 for both the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, the Company recorded an $8.0 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

As of December 31, 2022 and 2021, the Company has the following amounts related to amortizable intangible assets:

	December 31,		Amortizable
	2022	2021	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$-	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	-	5 years
Cleared developed technology	12,920	-	1 year
Purchased licenses	200,000	200,000	10 years
Website domain name	22,731	22,231	3 years
Less: accumulated amortization	(2,043,971)	(1,209,310)
Total net amortizable intangible assets	$3,831,859	$19,761

During the year ended December 31, 2022, the Company recorded an $826,931 impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $918,812 and accumulated amortization of $91,881. The aggregate amortization expense of the Company’s intangible assets for the years ended December 31, 2022 and 2021 was $926,542 and $342,310, respectively. Total amortization expense for 2023 through 2026 is approximately $930 thousand per year and for 2027 is approximately $112 thousand.

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2022 and 2021, the Company has the following amounts related to accrued expenses:

	December 31,
	2022	2021
Accrued selling and marketing expenses	$3,508,883	$4,981,453
Sales tax payable	2,501,035	2,000,000
Purchase price payable	2,463,002	-
Accrued dividends payable	776,563	871,476
Accrued compensation	576,027	1,657,843
Accrued interest	448,718	-
Other accrued expenses	1,892,281	2,084,833
Total accrued expenses	$12,166,509	$11,595,605

NOTE 6 – NOTES PAYABLE

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA if the Company satisfies applicable employee headcount and compensation requirements. During the years ended December 31, 2022 and 2021, the Company had a total of $63,400 and $184,914 of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying consolidated statement of operations.

As of December 31, 2022, the Company had no remaining PPP loan balance. As of December 31, 2021, the PPP loan balance was $63,400 and is reflected on the Company’s consolidated balance sheet as current liabilities, within notes payable, net.

Working Capital Loans

In October 2022, the Company received proceeds of $976,000 under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62,157. The total outstanding balance of $976,000, is included in notes payable, net, on the accompanying consolidated balance sheet as of December 31, 2022.

In November 2022, the Company received proceeds of $1,930,000 under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60,000 and total interest of $840,000. The total outstanding balance of $1,821,250, is included in notes payable, net on the accompanying consolidated balance sheet as of December 31, 2022.

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

Total interest expense on notes payable, inclusive of amortization of debt discounts, amounted to $653,156 and $159,494 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – LONG-TERM DEBT

Securities Purchase Agreement

On June 1, 2021, the Company entered into a securities purchase agreement (the “June 1, 2021 Purchase Agreement”) with a financial institution (the “Purchaser”), pursuant to which the Company sold and issued: (i) the Debenture in the aggregate principal amount of $15.0 million and (ii) warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share of which 500,000 warrants were issued to the Purchaser upon closing with the remaining 1,000,000 warrants only issued to the Purchaser in increments of 500,000 if the Debenture remains outstanding for twelve and twenty four months, respectively, following the closing date of the June 1, 2021 Purchase Agreement. The total fair value of the 500,000 warrants issued to the Purchaser upon closing was $6,270,710. The fair value of the warrants was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 5 years, volatility of 132.4%, and risk-free rate of 0.80%. The total fair value was recorded to debt discount and was included as a reduction to long-term debt. The debt discount was assigned a twelve-month amortization period. Total amortization of debt discount was $0 and $2,090,236 for the years ended December 31, 2022 and 2021, respectively. The Warrant has a term of three years. The Aggregate Principal Amount of the Debenture, together with interest, is due and payable on June 1, 2024. The Debenture bears interest as follows: (i) for the period beginning on June 1, 2021 and ending on the date that is six (6) months thereafter (the “Initial Interest Rate Period”) shall be six percent (6%), (ii) for the period beginning the date following the Initial Interest Rate Period and ending on the date that is three (3) months thereafter (the “Second Interest Rate Period”), nine percent (9%), and (iii) for the period beginning the date following the Second Interest Rate Period and ending on June 1, 2024, twelve percent (12%). Until such time as the obligations shall have been paid in full, the Company shall apply thirty-five percent (35%) of the gross proceeds received by the Company from At-The-Market offerings of its Common Stock to partial redemptions of each Debenture on a pro rata basis. The Company received gross proceeds of $15.0 million (net proceeds of $14.9 million) as a result of the June 1, 2021 Purchase Agreement. In October 2021, the Company used a portion of the net proceeds from the October 4, 2021 Offerings to pay the $15.0 million outstanding on the June 1, 2021 Purchase Agreement and recorded a loss on debt extinguishment of $4,180,474. The loss on debt extinguishment is included in the accompanying consolidated statement of operations as of December 31, 2021.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $0 and $2,405,222 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million. As of December 31, 2022, the Company has utilized $58.5 million of the 2021 Shelf. The Company has approximately $59.5 million available under the ATM Sales Agreement and $32 million available under the 2021 Shelf as of December 31, 2022.

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

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July and October of each year. The first dividend on the Series A Preferred Stock sold in this offering was declared on December 23, 2021 to holders of record as of January 4, 2022 and was paid on January 14, 2022. The first dividend is included is the Company’s results of operations for the year ended December 31, 2021. Dividends declared and paid on the Series A Preferred Stock during the year ended December 31, 2022 are as follows: (1) the second quarterly dividend on the Series A Preferred Stock was declared on March 25, 2022 to holders of record as of April 5, 2022 and was paid on April 15, 2022, (2) the third quarterly dividend on the Series A Preferred Stock was declared on June 27, 2022 to holders of record as of July 5, 2022 and was paid on July 15, 2022, (3) the fourth quarterly dividend on the Series A Preferred Stock was declared on September 27, 2022 to holders of record as of October 7, 2022 and was paid on October 17, 2022 and (4) the fifth quarterly dividend on the Series A Preferred Stock was declared on December 27, 2022 to holders of record as of January 6, 2023 and was paid on January 17, 2023. The dividends are included in the Company’s results of operations for the year ended December 31, 2022.

Holders of the Series A Preferred Stock have no voting rights except in the case of certain dividend nonpayments. If dividends on the Series A Preferred Stock are in arrears, whether or not declared, for six or more quarterly periods, whether or not these quarterly periods are consecutive, holders of Series A Preferred Stock and holders of all other classes or series of parity preferred stock with which the holders of Series A Preferred Stock are entitled to vote together as a single class will be entitled to vote, at a special meeting called by the holders of record of at least 10% of any series of preferred stock as to which dividends are so in arrears or at the next annual meeting of stockholders, for the election of two additional directors to serve on our Board until all dividend arrearages have been paid. If and when all accumulated dividends on the Series A Preferred Stock for all past dividend periods shall have been paid in full, holders of shares of Series A Preferred Stock shall be divested of the voting rights set forth above.

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

The Preferred Dividends shall accrue and be cumulative from and after the date of issuance of any share of Series B Preferred Stock on a daily basis computed on the basis of a 365-day year and compounded quarterly. The Preferred Dividends are payable only when, as, and if declared by the Board of Directors of the Company (the “Board”) and the Company has no obligation to pay such Preferred Dividends; provided, however, if the Board determines to pay any Preferred Dividends, the Company shall pay such dividends in kind in a number of additional shares of Series B Preferred Stock (the “PIK Shares”) equal to the quotient of (i) the aggregate amount of the Preferred Dividends being paid by the Company in respect of the shares of Series B Preferred Stock held by such holder, divided by (ii) the Series B Issue Price (as defined in the Series B Designations); provided, further, that, at the election of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding, in their sole discretion, such Preferred Dividends shall be paid in cash or a combination of cash and PIK Shares. Notwithstanding the foregoing, the Preferred Dividends may be paid in cash at the election of the Company if, and only if, (a) the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding consent in writing to the payment of any specific dividend in cash, or (b) at any time following the twenty-four (24) month anniversary of the Closing, (i) the prevailing volume-weighted average price (“VWAP”) of the Common Stock over the trailing ninety (90)-day period is equal to or greater than $15.00 per share (subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events), and (ii) the average trading volume of the Common Stock over the trailing ninety (90)-day period is equal to or greater than 40,000 shares of Common Stock per day, or (c) at any time following the thirty-six (36) month anniversary of the Closing.

The holders of Series B Preferred Stock rank senior to the Common Stock with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of stockholders or by written consent). In addition, as further described in the Series B Designations, if at least 30% of the number of shares of Series B Preferred Stock sold at the Closing are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding.

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

As a result of the Purchase Agreement, the Company recorded a deemed dividend to the holders of the Series B Preferred Stock of $3,500,000 for the value of the warrants and beneficial conversion feature in excess of the purchase price. Additionally, the Company recorded this instrument in the mezzanine section of the accompanying consolidated balance sheet of $3,500,000 for the value of the Series B Preferred Stock redemption feature. Total dividends accrued for both the years ended December 31, 2022 and 2021 were $455,000 and are included in interest expense on the consolidated statement of operations. The balance for the Series B Preferred Stock was $4,565,822 as of December 31, 2022.

Options and Warrants

During the year ended December 31, 2022, the Company issued an aggregate of 90,400 shares of common stock related to the exercise of options for total proceeds of $90,400.

During the year ended December 31, 2022, the Company issued an aggregate of 29,691 shares of common stock related to cashless exercise of options.

During the year ended December 31, 2022, the Company issued an aggregate of 22,000 shares of common stock related to the exercise of warrants for total proceeds of $38,500.

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

Common Stock

Common Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company issued an aggregate of 306,250 shares of common stock for services rendered.

During the year ended December 31, 2022, the Company issued 400,000 shares of common stock related to a legal settlement.

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

WorkSimpli Software Restructuring Transaction (“WSS Restructuring”)

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

In furtherance of the WSS Restructuring, Conversion Labs PR entered into a Membership Interest Purchase Agreement with WSS, (the “CVLB PR MIPA”), pursuant to which Conversion Labs PR purchased 12,000 membership interests of WSS for an aggregate purchase price of $300,000. The CVLB PR MIPA provided that the transaction may be completed in three (3) tranches with a purchase price of $100,000 per tranche to be made at the sole discretion of Conversion Labs PR. Payment for the first tranche of $100,000 was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches were made on the 60-day anniversary and the 120-day anniversary of the WSS Effective Date.

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

WorkSimpli Software Capitalization Update

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

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of December 31, 2022, the Plan provided for the issuance of up to 4,800,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 1,732,163 shares as of December 31, 2022.

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

During the year ended December 31, 2022, the Company issued an aggregate of 369,500 stock options to employees and advisory board members under the 2020 Plan and the prior plan. These stock options have contractual terms of 3.5 – 4 years and vest in increments which fully vest the options over a one-to-three-year period, dependent on the specific agreements’ terms.

A summary of outstanding options activity under our 2020 Plan is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2020	720,000	$7.21 – 8.81	9.76 years	$7.73
Granted	1,354,500	4.57 – 21.02	8.99 years	10.34
Exercised	-
Cancelled/Forfeited/Expired	(11,000)	13.74	9.48 years	13.74
Balance at December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41
Granted	169,500	2.30 – 13.74	3.78 years	6.12
Exercised	-
Cancelled/Forfeited/Expired	(448,413)	3.68 – 13.74	7.99 years	7.66
Balance at December 31, 2021	1,784,587	$2.30 – 21.02	6.95 years	$9.54

Exercisable at December 31, 2021	636,229	$4.57 – 21.02	8.95 years	$9.18
Exercisable at December 31, 2022	1,185,153	$2.30 – 21.02	7.64 years	$9.62

The total fair value of the options granted during the year ended December 31, 2022 was $919,280, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 135.65% – 741.77%, and risk-free rate of 0.90% – 3.62%. Total compensation expense under the 2020 Plan options above was $5,319,512 and $5,566,981 for the years ended December 31, 2022 and 2021, respectively, with unamortized expense remaining of $5,635,180 as of December 31, 2022.

A summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2020	2,457,400	$0.80 - 7.95	5.25 years	$2.30
Granted	490,000	3.78 – 19.61	6.53 years	11.64
Exercised	(1,122,000)	0.80 – 2.00	2.22 years	1.38
Cancelled/Forfeited/Expired	(166,667)	1.50 – 7.50	8.74 years	4.51
Balance at December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45
Granted	50,000	4.12	4.01 years	4.12
Exercised	(149,400)	1.00 – 2.00		1.23
Cancelled/Forfeited/Expired	(120,000)	1.00 – 4.12	3.21 years	3.33
Balance at December 31, 2022	1,439,333	$1.00 – 19.61	5.63 years	$6.11

Exercisable December 31, 2021	1,019,164	$1.00 – 19.61	5.21 years	$3.60
Exercisable at December 31, 2022	1,158,764	$1.00 – 19.61	5.63 years	$5.25

The total fair value of the options granted during the year ended December 31, 2022 was $205,995, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 420.16%, and risk-free rate of 1.37%. Total compensation expense under the above service-based option plan was $2,126,756 and $2,013,749 for the years ended December 31, 2022 and 2021, respectively, with unamortized expense remaining of $2,566,728 as of December 31, 2022. Of the total service-based options exercised during the year ended December 31, 2022, 59,000 options were exercised on a cashless basis which resulted in 29,691 shares issued and 90,400 options were exercised for cash.

A summary of outstanding performance-based options activity is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2020	1,155,000	$1.25 – 2.50	4.94 years	$1.71
Granted	-
Exercised	(235,000)	2.00	0.03 years	2.00
Cancelled/Forfeited/Expired	(385,000)	1.25 – 2.00	3.94 years	1.67
Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60
Granted	150,000	4.12	3.01 years	4.12
Exercised	-
Cancelled/Forfeited/Expired	(150,000)	4.12	3.01 years	4.12
Balance at December 31, 2022	535,000	$1.25 – 2.50	4.59 years	$1.60

Exercisable December 31, 2021	100,000	$1.75 – 2.50	1.96 years	$2.01
Exercisable at December 31, 2022	470,000	$1.50 – 2.50	4.58 years	$1.61

The total fair value of the options granted during the year ended December 31, 2022 was $617,980, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 3.5 years, volatility of 444.0%, and risk-free rate of 1.37%. Total compensation expense under the above performance-based option plan was $423,188 and $222,897 for the years ended December 31, 2022 and 2021, respectively. All of the performance-based options exercised during the year ended December 31, 2021, were exercised on a cashless basis which resulted in 215,877 shares issued.

Restricted Stock Units (RSUs) (under 2020 Plan)

A summary of outstanding RSU activity under our 2020 Plan is as follows:

RSU Outstanding Number of Shares
Balance at December 31, 2020	-
Granted	459,250
Vested	(77,875)
Forfeited	(6,000)
Balance at December 31, 2021	375,375
Granted	922,500
Vested	(177,125)
Forfeited	(92,500)
Balance at December 31, 2022	1,028,250

The total fair value of the 922,500 RSUs granted was $2,716,440 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs was $2,626,654 and $1,001,536 for the years ended December 31, 2022 and 2021, respectively, with unamortized expense remaining of $3,955,850 as of December 31, 2022. During the year ended December 31, 2022, 177,125 RSUs vested, of which 111,250 RSUs were issued.

RSUs (outside of 2020 Plan)

A summary of outstanding RSU activity (outside of our 2020 Plan) is as follows:

RSU Outstanding Number of Shares
Balance at December 31, 2020	-
Granted	620,000
Vested	(20,000)
Balance at December 31, 2021	600,000
Granted	260,000
Vested	(145,000)
Balance at December 31, 2022	715,000

The total fair value of the 260,000 granted RSUs was $743,400 which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs outside of the 2020 Plan was $1,609,257 and $846,600 for the years ended December 31, 2022 and 2021, respectively, with unamortized expense remaining of $5,155,143 as of December 31, 2022. During the year ended December 31, 2022, 145,000 RSUs vested and were issued.

Warrants

A summary of outstanding and exercisable warrant activity is as follows:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2020	3,550,471	$1.40 – 5.75	6.85 years	$4.56
Granted	500,000	12.00	4.67 years	12.00
Exercised	(162,033)	1.75 – 4.75	1.83 years	2.97
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	5.85 years	$5.59
Granted	-
Exercised	(22,000)	1.75		1.75
Cancelled/Forfeited/Expired	(6,800)	2.00		2.00
Balance at December 31, 2022	3,859,638	$1.40 – 12.00	4.89 years	$5.60

Exercisable December 31, 2021	2,621,307	$1.40 – 12.00	6.36 years	$5.98
Exercisable December 31, 2022	3,836,993	$1.40 – 12.00	4.88 years	$5.63

Total compensation expense on the above warrants for services was $1,629,247 and $2,419,896 for the years ended December 31, 2022 and 2021, respectively, with unamortized expense remaining of $17,981 as of December 31, 2022.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $13,734,614 and $12,071,659 for the years ended December 31, 2022 and 2021, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was $17,330,882 as of December 31, 2022, which is expected to be recognized through 2025.

NOTE 9 – LEASES

The Company leases office space domestically under operating leases. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2023, a patient care center in Greenville, South Carolina for which the lease expires in 2024 and a warehouse and fulfillment center in Columbia, Pennsylvania for which the lease expires in 2024. WorkSimpli leases office space in Puerto Rico for which the lease expires in 2024.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2022:

Fiscal year 2023	$823,350
Fiscal year 2024	523,206
Fiscal year 2025	68,850
Less: imputed interest	(85,177)
Present value of operating lease liabilities	$1,330,229

Operating lease expenses were $871,344 and $47,565 for the years ended December 31, 2022 and 2021, respectively, and were included in other operating expenses in our consolidated statement of operations.

Other information related to operating lease liabilities consisted of the following:

	Year Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$773,952	$392,241
Weighted average remaining lease term in years	2.82	3.75
Weighted average discount rate	7.15%	7.15%

We have elected to apply the short-term lease exception to the warehouse space we lease in Lancaster, Pennsylvania. This lease has a term of 12 months and is not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are $2,700 per month. Additionally, Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, on a month-to-month basis, incurring rental expense of approximately $3,000 per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of December 31, 2022 and 2021, approximately $138 thousand and $0, respectively, was included in accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of December 31, 2022.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2022, the Company approximates its implicit purchase commitments to be approximately $399 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2022, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5,020,000 and $33,020,000 in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75,000, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and was awaiting a decision from the Court on whether the case will be fully or partially dismissed. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, noted below) together. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. The Company issued 400,000 shares of common stock during the year ended December 31, 2022 and it is possible that the Company will issue 100,000 additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $273,859, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $273,859, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties had commenced fact discovery. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599) together. The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the court foregoing any decision on our motion to dismiss until after mediation. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. As noted above, the Company issued 400,000 shares of common stock during the year ended December 31, 2022 and it is possible that the Company will issue 100,000 additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company (the “Blair Complaint”). The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1,000,000 minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. On May 22, 2022, the Company filed its answer, affirmative defenses, and counterclaim, denying the alleged breaches of its obligations under the engagement letter agreement. Further, the Company asserted the following affirmative defenses: (1) failure to state a claim on which relief can be granted; (2) laches; (3) breach of the engagement letter agreement; (4) unclean hands; (5) failure to mitigate; (6) the doctrines of waiver, accord, and satisfaction, and res judicata; (7) estoppel; and (8) repudiation/anticipatory breach. The Company also counterclaimed for a declaratory judgment that: (i) Plaintiff breached, repudiated and/or anticipatorily breached the engagement letter agreement; (ii) as a result, the Company was not bound by the terms of the engagement letter agreement from that time forward; (iii) Plaintiff is not owed any amounts under the engagement letter agreement; and (iv) and an award to the Company of any further relief that the Court deems just and proper.

The Court conducted virtual case management conferences on June 30, 2022 and August 3, 2022, and fact discovery (i.e., written discovery requests and responses) commenced thereafter. On August 29, 2022, the plaintiff subpoenaed B. Riley Financial, Inc. for documents. The Court subsequently conducted several case management and status conferences, beginning in October 2022 and continuing through January 2023. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 11 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Prior to 2022, the Company made payments to JLS Ventures, an entity wholly owned by our Chief Executive Officer (“CEO”), for rent on Conversion Labs PR’s Puerto Rico office space. Amounts paid to JLS Ventures were $0 and $78,750 for the years ended December 31, 2022 and 2021, respectively. Beginning in 2022, Conversion Labs PR subleased the office space from Fried LLC, which is not a related party of the Company.

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

WorkSimpli Software

During the year ended December 31, 2022, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegaSubmit a total of approximately $1.5 million and $850 thousand during the years ended December 31, 2022 and 2021, respectively, for these services. There were no amounts owed to LegalSubmit as of both December 31, 2022 and 2021.

NOTE 12 – INCOME TAXES

As of December 31, 2022, the Company has approximately $94.3 million of operating loss carryforwards for federal income tax reporting purposes that may be applied against future taxable income. Portions of the net operating loss carryforwards will expire in 2023 if not utilized prior, and will continue to expire during various years through 2038. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by Internal Revenue Code Section 382.

The valuation allowance overall increased by approximately $11.8 million and $20.8 million during the years ended December 31, 2022 and 2021, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Current:
U.S. federal	$-	$-
State and local	6,700	7,700
	6,700	7,700
Deferred:
U.S. federal	1,719,000	-
State and local	(1,365,000)	-
	354,000	-
Provision for income taxes	$360,700	$7,700

The provision for income taxes differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state (Puerto Rico) income tax rate of 25% to pretax income (loss) for the years ended December 31, 2022 and 2021 as follows:

	December 31,
	2022	2021
Computed “expected” tax expense (benefit)	$(9,474,000)	$(12,684,000)
Increase (decrease) in income taxes resulting from:
State taxes	(714,000)	(618,000)
Permanent differences	730,000	(52,000)
Apportionment of Puerto Rico income	(108,000)	76,000
Nondeductible expenses	-	-
Change in valuation allowance	9,973,000	13,192,000
Other	(46,300)	93,700
Provision for income taxes	$360,700	$7,700

Net deferred tax liabilities consist of the following components as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax liability:
Other	$-	$-
	-	-
Deferred tax assets:
Stock-based compensation	11,646,000	6,899,000
Sec 174 – software development	142,000	-
Temporary differences	2,389,000	1,201,000
Net operating loss carryforwards	21,382,000	15,673,000
	35,559,000	23,773,000
Less valuation allowance	(35,559,000)	(23,773,000)
	$-	$-

NOTE 13 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Telehealth
Revenue	$82,649,845	$68,197,128
Gross margin	78.4%	74.3%
Operating loss	$45,918,588	$51,411,142
Total assets	$18,163,464	$48,056,920

WorkSimpli
Revenue	$36,383,675	$24,678,678
Gross margin	97.7%	98.2%
Operating (income) loss	$(2,470,807)	$2,889,939
Total assets	$7,502,389	$1,866,323

Consolidated
Revenue	$119,033,520	$92,875,806
Gross margin	84.3%	80.6%
Operating loss	$43,447,781	$54,301,081
Total assets	$25,665,853	$49,923,243

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Working Capital Loan

In the first quarter of 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. Mr. Bhatia, a member of the Board of the Company, also serves on the Board of Directors of CRG Financial.

Cleared Stock Purchase Agreement

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) remove all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction. On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

Stock Issued for Service

In 2023, the Company issued an aggregate of 99,375 shares of common stock for services rendered.

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Avenue Capital (the “Lender”). The Credit Agreement provides for a senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Facility”. The term of the Facility is 42 months.

Proceeds from the Facility are expected to be utilized to: (1) repay the Company’s outstanding notes payable balances with CRG Financial, (2) general corporate purposes and (3) at the Company’s election, re-financing up to $5 million of the Series B Preferred Stock.

Interest is based on the greater of: (1) the Prime Rate plus 4.75% and (2) 12.5%. There is an upfront commitment fee of 1% of the total $20 million in committed capital and the Company shall grant the Lender one or more warrants to purchase the Company’s common stock in an amount up to 6% of the outstanding credit commitment of the Lender.

The Facility includes various covenants including maintaining a minimum of $5 million in unrestricted cash on hand, limitations and events of default customary for similar facilities for similarly rated borrowers. As of the date of filing, there is $15 million outstanding under the Facility and the Company is in compliance with the Facility terms.

