Form 10-Q
period 2023-03-31
LifeMD, Inc.
filed 2023-05-12
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 11, 2023, there were 32,411,795 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$11,524,846	$3,958,957
Accounts receivable, net	2,936,999	2,834,750
Product deposit	246,279	127,265
Inventory, net	3,382,582	3,703,363
Other current assets	1,074,063	687,022
Total Current Assets	19,164,769	11,311,357
Non-current Assets
Equipment, net	462,446	476,441
Right of use asset	1,114,791	1,206,009
Capitalized software, net	9,529,525	8,840,187
Intangible assets, net	3,598,299	3,831,859
Total Non-current Assets	14,705,061	14,354,496
Total Assets	$33,869,830	$25,665,853
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,903,034	$10,106,793
Accrued expenses	11,575,597	12,166,509
Notes payable, net	1,822,489	2,797,250
Current operating lease liabilities	821,941	756,093
Deferred revenue	5,895,545	5,547,506
Total Current Liabilities	27,018,606	31,374,151
Long-term Liabilities
Convertible long-term debt, net	13,423,121	-
Noncurrent operating lease liabilities	407,857	574,136
Contingent consideration	381,250	443,750
Purchase price payable	-	579,319
Total Liabilities	41,230,834	32,971,356
Commitments and Contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,337 and $1,305 per share as of March 31, 2023 and December 31, 2022, respectively	4,678,014	4,565,822
Stockholders’ Deficit
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $28.39 and $27.84 per share as of March 31, 2023 and December 31, 2022, respectively	140	140
Common stock, $0.01 par value; 100,000,000 shares authorized, 32,040,045 and 31,552,775 shares issued, 31,937,005 and 31,449,735 outstanding as of March 31, 2023 and December 31, 2022, respectively	320,401	315,528
Additional paid-in capital	183,183,652	179,015,250
Accumulated deficit	(195,348,013)	(190,562,994)
Treasury stock, 103,040 and 103,040 shares, at cost, as of March 31, 2023 and December 31, 2022, respectively	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(12,007,521)	(11,395,777)
Non-controlling interest	(31,497)	(475,548)
Total Stockholders’ Deficit	(12,039,018)	(11,871,325)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$33,869,830	$25,665,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Telehealth revenue, net	$20,202,803	$22,598,061
WorkSimpli revenue, net	12,923,532	6,444,776
Total revenues, net	33,126,335	29,042,837
Cost of revenues
Cost of telehealth revenue	3,920,182	5,086,068
Cost of WorkSimpli revenue	294,787	162,107
Total cost of revenues	4,214,969	5,248,175
Gross profit	28,911,366	23,794,662

Expenses
Selling and marketing expenses	16,717,645	21,909,825
General and administrative expenses	10,602,763	12,212,743
Other operating expenses	1,704,765	1,417,469
Customer service expenses	1,555,404	933,307
Development costs	1,183,599	428,333
Total expenses	31,764,176	36,901,677
Operating loss	(2,852,810)	(13,107,015)
Interest expense, net	(264,465)	(167,934)
Loss on debt extinguishment	(325,198)	-
Net loss	(3,442,473)	(13,274,949)
Net income attributable to non-controlling interest	565,983	24,726
Net loss attributable to LifeMD, Inc.	(4,008,456)	(13,299,675)
Preferred stock dividends	(776,563)	(776,563)
Net loss attributable to LifeMD, Inc. common stockholders	$(4,785,019)	$(14,076,238)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.15)	$(0.46)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.15)	$(0.46)
Weighted average number of common shares outstanding:
Basic	31,680,776	30,853,118
Diluted	31,680,776	30,853,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2022	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288
Stock compensation expense	-	-	147,500	1,475	4,471,306	-	-	4,472,781	-	4,472,781
Cashless exercise of stock options	-	-	25,535	255	(255)	-	-	-	-	-
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,299,675)	-	(13,299,675)	24,726	(13,274,949)
Balance, March 31, 2022	1,400,000	$140	30,899,469	$308,995	$169,026,965	$(155,997,323)	$(163,701)	$13,175,076	$(1,043,019)	$12,132,057

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2023	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)
Stock compensation expense	-	-	149,375	1,494	2,662,020	-	-	2,663,514	-	2,663,514
Stock issued for noncontingent consideration payment	-	-	337,895	3,379	638,621	-	-	642,000	-	642,000
Warrants issued with convertible debt instrument	-	-	-	-	1,088,343	-	-	1,088,343	-	1,088,343
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(220,582)	-	-	(220,582)	(85,932)	(306,514)
Net (loss) income	-	-	-	-	-	(4,008,456)	-	(4,008,456)	565,983	(3,442,473)
Balance, March 31, 2023	1,400,000	$140	32,040,045	$320,401	$183,183,652	$(195,348,013)	$(163,701)	$(12,007,521)	$(31,497)	$(12,039,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,442,473)	$(13,274,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	38,461	-
Amortization of capitalized software	1,088,645	383,812
Amortization of intangibles	233,560	114,394
Accretion of consideration payable	65,478	-
Depreciation of fixed assets	47,651	32,477
Loss on debt extinguishment	325,198	-
Operating lease payments	184,333	118,524
Stock compensation expense	2,663,514	4,472,781
Changes in Assets and Liabilities
Accounts receivable	(102,249)	(816,447)
Product deposit	(119,014)	(411,737)
Inventory	320,781	383,734
Other current assets	(387,041)	(49,799)
Change in operating lease liability	(193,546)	(45,501)
Deferred revenue	348,039	288,675
Accounts payable	(3,203,759)	2,477,466
Accrued expenses	97,803	(1,764,573)
Other operating activity	(579,319)	-
Net cash used in operating activities	(2,613,938)	(8,091,143)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(1,777,983)	(2,098,143)
Purchase of equipment	(33,656)	(267,151)
Purchase of intangible assets	-	(4,000,500)
Acquisition of business, net of cash acquired	-	(1,012,395)
Net cash used in investing activities	(1,811,639)	(7,378,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible long-term debt, net	14,473,002	-
Proceeds from notes payable	2,000,000	-
Repayment of notes payable, net of prepayment penalty	(3,299,959)	-
Cash proceeds from exercise of warrants	-	38,500
Preferred stock dividends	(776,563)	(776,563)
Contingent consideration payment for ResumeBuild acquisition	(62,500)	-
Adjustment of membership interest of WorkSimpli	(306,514)	-
Distributions to non-controlling interest	(36,000)	(36,000)
Net cash provided by (used in) financing activities	11,991,466	(774,063)
Net increase (decrease) in cash	7,565,889	(16,243,395)
Cash at beginning of period	3,958,957	41,328,039
Cash at end of period	$11,524,846	$25,084,644
Cash paid for interest
Cash paid during the period for interest	$273,000	$-
Non-cash investing and financing activities
Warrants issued for debt instruments	$1,088,343	$-
Cashless exercise of options	$-	$255
Consideration payable for Cleared acquisition	$-	$8,079,367
Consideration payable for ResumeBuild acquisition	$-	$500,000
Stock issued for noncontingent consideration payment	$642,000	$-
Right of use asset	$93,115	$-
Right of use lease liability	$93,115	$-

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) concurrently increased its ownership interest in WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. See Note 8 for additional information.

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

Business and Subsidiary History

In early 2019, the Company launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company. However, this business initiative was terminated in early 2019. In May 2019, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with Specialty Medical Drugstore, Inc. (doing business as “GoGoMeds”). However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the three months ended March 31, 2023 and 2022.

On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460 thousand upfront cash payment, and two non-contingent milestone payments for a total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507 thousand which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) remove certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3).

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of March 31, 2023, WorkSimpli has paid the Seller approximately $219 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3).

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

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Credit Agreement”), and a supplement to the Credit Agreement (the “Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest on the Series B Preferred Stock. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow of at least $2 million.

As of March 31, 2023, the Company has an accumulated deficit approximating $195.3 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $12.8 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its stockholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses, however, these strategies do not mitigate the substantial doubt about the Company’s ability to continue as a going concern.

Additionally, on June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company may only offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In the event that the Company’s public float increases above $75.0 million, the Company will no longer be subject to the baby shelf limitations, in which case the Company will file another prospectus supplement with the SEC prior to making sales pursuant to the ATM Sales Agreement in excess of $18.435 million. As of March 31, 2023, the Company has $18.435 million available under the ATM Sales Agreement.

Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2022, included in our 2022 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, LifeMD PR, Cleared, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.58% as of December 31, 2021. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. See Note 8 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2023 and December 31, 2022, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue for LifeMD PC was approximately $358 thousand and $0 for the three months ended March 31, 2023 and 2022, respectively. Total net loss for LifeMD PC was approximately $1.0 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. The Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include $90 thousand of lease expenses reclassified from general and administrative expenses to other operating expenses for the three months ended March 31, 2022.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth revenues approximated $331 thousand and $1.5 million, respectively, during the three months ended March 31, 2023 and 2022, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $912 thousand and $448 thousand, respectively, during the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2023	%	2022	%
Telehealth revenue	$20,202,803	61%	$22,598,061	78%
WorkSimpli revenue	12,923,532	39%	6,444,776	22%
Total net revenue	$33,126,335	100%	$29,042,837	100%

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

	Three Months Ended March 31,
	2023	2022
Beginning of period	$5,547,506	$1,499,880
Additions	13,238,591	6,367,970
Revenue recognized	(12,890,552)	(6,079,295)
End of period	$5,895,545	$1,788,555

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2023 and December 31, 2022, the reserve for sales returns and allowances was approximately $624 thousand and $815 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of March 31, 2023 and December 31, 2022, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both March 31, 2023 and December 31, 2022, the Company recorded an inventory reserve of approximately $158 thousand and $161 thousand, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2023	2022

Finished goods - products	$2,378,652	$2,587,370
Raw materials and packaging components	1,162,187	1,276,891
Inventory reserve	(158,257)	(160,898)
Total Inventory - net	$3,382,582	$3,703,363

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2023 and December 31, 2022, the Company has approximately $246 thousand and $127 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2023, the Company approximates its implicit purchase commitments to be $586 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2023 and December 31, 2022, the Company capitalized a net amount of $9.5 million and $8.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.0 million was recognized in conjunction with the Cleared acquisition. The Company recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge during the year ended December 31, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections (see Note 3).

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2023 and December 31, 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state and local tax returns. LifeMD PR and WorkSimpli file tax returns in Puerto Rico; both are limited liability companies and file separate tax returns with any tax liabilities or benefits passing through to its members.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended March 31,
	2023	2022

Series B Preferred Stock	1,439,389	1,299,389
Restricted stock units	1,894,875	1,412,500
Stock options	3,870,253	4,376,931
Warrants	4,827,380	3,859,638
Convertible long-term debt	1,342,282	-
Potentially dilutive securities	13,374,179	10,948,458

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, the face amount of notes payable and convertible long-term debt approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of March 31, 2023, we utilized four suppliers for fulfillment services, six suppliers for manufacturing finished goods, five suppliers for packaging, bottling, and labeling, and three suppliers for prescription medications. As of December 31, 2022, we utilized four suppliers for fulfillment services, six suppliers for manufacturing finished goods, five suppliers for packaging, bottling, and labeling, and three suppliers for prescription medications.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) impairment model to estimate its lifetime “expected credit loss” and record an allowance that is deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. The Company adopted ASU 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

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

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) remove all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction. On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment and on April 17, 2023, the Company issued 455,319 shares of common stock related to the second of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

During the year ended December 31, 2022, the Company recorded a decrease of $5.1 million to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections and the removal of all earn-out payments payable by the Company from the terms of the First Amendment. During the year ended December 31, 2022, the Company also recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge based on the decline in the Cleared financial projections (See Note 4).

The pro forma financial information, assuming the acquisition had taken place on January 1, 2022, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of March 31, 2023, WorkSimpli has paid the Seller approximately $219 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance related to the Cleared acquisition was $0 as of both March 31, 2023 and December 31, 2022. During the year ended December 31, 2022, the Company recorded an $8.0 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

As of March 31, 2023 and December 31, 2022, the Company has the following amounts related to amortizable intangible assets:

	March 31,	December 31,	Amortizable
	2023	2022	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain name	22,731	22,731	3 years
Less: accumulated amortization	(2,277,531)	(2,043,971)
Total net amortizable intangible assets	$3,598,299	$3,831,859

During the year ended December 31, 2022, the Company recorded an $827 thousand impairment charge related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2023 and 2022 was $234 thousand and $114 thousand, respectively. Total amortization expense for the remainder of 2023 is approximately $700 thousand, 2024 through 2026 is approximately $930 thousand per year and for 2027 is approximately $113 thousand.

NOTE 5 – ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, the Company has the following amounts related to accrued expenses:

	March 31,	December 31,
	2023	2022
Accrued selling and marketing expenses	$2,270,275	$3,508,883
Sales tax payable	2,501,035	2,501,035
Purchase price payable	2,465,299	2,463,002
Accrued dividends payable	776,563	776,563
Accrued compensation	1,371,878	576,027
Accrued interest	174,110	448,718
Other accrued expenses	2,016,437	1,892,281
Total accrued expenses	$11,575,597	$12,166,509

NOTE 6 – NOTES PAYABLE

Working Capital Loans

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of March 31, 2023 and December 31, 2022, the outstanding balance was $765 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of March 31, 2023 and December 31, 2022, the outstanding balance was $1.058 million and $1.821 million, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

During the three months ended March 31, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan due to a prepayment penalty and various fees. As of both March 31, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan.

Total interest expense on notes payable amounted to $21 thousand and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – CONVERTIBLE LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into and closed on a Credit Agreement, and a Supplement to the Credit Agreement with Avenue. The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Warrants have a term of five years. The relative fair value of the Warrants issued to Avenue upon closing was $1.1 million. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. The relative fair value was recorded to debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2023. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.6 million will be amortized over a forty-two-month period. Total amortization of debt discount was $38 thousand for the three months ended March 31, 2023.

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of March 31, 2023, the interest rate is 12.5%. Payments are interest only until November 2024. The Company received gross proceeds of $15.0 million (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees). Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest of the Series B Preferred Stock.

The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow of at least $2 million. As of the date of filing, there is $15 million outstanding under the Avenue Facility and the Company is in compliance with the Avenue Facility terms.

Total interest expense on convertible long-term debt, inclusive of amortization of debt discounts, amounted to $96 thousand and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company may only offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In the event that the Company’s public float increases above $75.0 million, the Company will no longer be subject to the baby shelf limitations, in which case the Company will file another prospectus supplement with the SEC prior to making sales pursuant to the ATM Sales Agreement in excess of $18.435 million. As of March 31, 2023, the Company has $18.435 million available under the ATM Sales Agreement.

Common Stock

Common Stock Transactions During the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued an aggregate of 149,375 shares of common stock for service, including vested restricted stock units.

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

On March 21, 2023, in connection with the Company’s closing of a Credit Agreement with Avenue, the Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49.

Noncontrolling Interest

Net income attributed to the non-controlling interest amounted to $566 thousand and $25 thousand for the three months ended March 31, 2023 and 2022, respectively. During both the three months ended March 31, 2023 and 2022, the Company paid distributions to non-controlling shareholders of $36 thousand.

WorkSimpli Software Restructuring Transaction

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated the WSS Restructuring, which is described in Note 1. To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR, entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $376 thousand (the “CVLBPR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLBPR Note was extinguished.

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

In furtherance of the WSS Restructuring, Conversion Labs PR entered into a Membership Interest Purchase Agreement with WSS, (the “CVLB PR MIPA”), pursuant to which Conversion Labs PR purchased 12,000 membership interests of WSS for an aggregate purchase price of $300 thousand. The CVLB PR MIPA provides that the transaction may be completed in three (3) tranches with a purchase price of $100 thousand per tranche to be made at the sole discretion of Conversion Labs PR. Payment for the first tranche of $100 thousand was made upon execution of the CVLB PR MIPA in January 2021. Payments for the second and third tranches were made on the 60-day anniversary and the 120-day anniversary of the WSS Effective Date.

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

The Fitzpatrick Option Agreement grants Sean Fitzpatrick the option to purchase 10,300 membership interest units of WSS for an exercise price of $1.00 per membership interest unit. The Fitzpatrick Options vest in accordance with the following (i) 3,434 membership interests upon WSS achieving $2.5 million of gross sales in any fiscal quarter (ii) 3,434 membership interests upon WSS achieving $4.0 million of gross sales in any fiscal quarter, and (iii) 3,434 membership interests upon WSS achieving $8.0 million of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

The Pathak Option Agreement grants Varun Pathak the option to purchase 2,100 membership interest units of WSS for an exercise price of $1.00 per membership interest unit. The Pathak Options vest in accordance with the following (i) 700 membership interests upon WSS achieving $2.5 million of gross sales in any fiscal quarter (ii) 700 membership interests upon WSS achieving $4.0 million of gross sales in any fiscal quarter, and (iii) 700 membership interests upon WSS achieving $8.0 million of gross sales with a ten percent (10%) net profit margin in any fiscal quarter.

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements. Following the exercise of the Option Agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.58% to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, Conversion Labs PR’s ownership interest in WorkSimpli increased to 74.06%.

Stock Options

On January 8, 2021, the Company approved the Company’s 2020 Equity and Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Shareholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares.

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of March 31, 2023, the 2020 Plan, as amended, provided for the issuance of up to 4,950,000 shares of Common Stock. Remaining authorization under the 2020 Plan, as amended, was 1,573,830 shares as of March 31, 2023.

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

During the three months ended March 31, 2023, the Company issued an aggregate of 180,500 stock options to employees under the 2020 Plan and the prior plan. These stock options have a contractual term of 4 to 6.5 years and vest in increments which fully vest the options over a two to three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the three months ended March 31, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2022	1,784,587	$2.30 – 21.02	6.95 years	$9.54
Granted	40,500	1.84 – 1.89	4.86 years	1.89
Cancelled/Forfeited/Expired	(69,167)	2.30 – 7.50	4.62 years	3.75
Balance at March 31, 2023	1,755,920	$1.84 – 21.02	6.76 years	$9.59

Exercisable at December 31, 2022	1,185,153	$2.30 – 21.02	7.64 years	$9.62
Exercisable at March 31, 2023	1,331,051	$1.84 – 21.02	7.37 years	$9.58

The total fair value of the options granted was $76 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 123.7% – 123.8% and risk-free rate of 3.58% – 3.87%. Total compensation expense under the 2020 Plan options above was $1.2 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, with unamortized expense remaining of $4.4 million as of March 31, 2023.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the three months ended March 31, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2022	1,439,333	$1.00 – 19.61	5.63 years	$6.11
Granted	140,000	1.00 – 2.00	2.69 years	1.71
Balance at March 31, 2023	1,579,333	$1.00 – 19.61	5.15 years	$5.72

Exercisable December 31, 2022	1,158,764	$1.00 – 19.61	5.63 years	$5.25
Exercisable at March 31, 2023	1,363,264	$1.00 – 19.61	5.13 years	$5.05

The total fair value of the options granted was $142 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 187.76% – 195.58% and risk-free rate of 1.21% – 2.26%. Total compensation expense under the above service-based option plan was $643 thousand and $550 thousand for the three months ended March 31, 2023 and 2022, respectively, with unamortized expense remaining of $2.1 million as of March 31, 2023.

The following is a summary of outstanding performance-based options activity (separate from the 2020 Plan) for the three months ended March 31, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2022	535,000	$1.25 – 2.50	4.59 years	$1.60
Granted	-
Balance at March 31, 2023	535,000	$1.25 – 2.50	4.34 years	$1.60

Exercisable December 31, 2022	470,000	$1.50 – 2.50	4.58 years	$1.61
Exercisable at March 31, 2023	470,000	$1.50 – 2.50	4.34 years	$1.61

No compensation expense was recognized on the performance-based options above for the three months ended March 31, 2023, as the performance terms have not been met or are not probable. Total compensation expense under the above performance-based options was $106 thousand for the three months ended March 31, 2022.

Restricted Stock Units (RSUs)

The following is a summary of outstanding RSU activity under our 2020 Plan for the three months ended March 31, 2023:

RSU Outstanding Number of Shares
Balance at December 31, 2022	1,028,250
Granted	412,000
Vested	(120,375)
Cancelled/Forfeited	(75,000)
Balance at March 31, 2023	1,244,875

The total fair value of the 412,000 RSUs granted was $809 thousand which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the 2020 Plan RSUs above was $543 thousand and $976 thousand for the three months ended March 31, 2023 and 2022, respectively, with unamortized expense remaining of $4.0 million as of March 31, 2023. During the three months ended March 31 2023, 120,375 RSUs vested, of which 49,375 RSUs were issued.

The following is a summary of outstanding RSU activity (outside of our 2020 Plan) for the three months ended March 31, 2023:

RSU Outstanding Number of Shares
Balance at December 31, 2022	715,000
Granted	50,000
Vested	(115,000)
Balance at March 31, 2023	650,000

The total fair value of the 50,000 RSUs granted was $73 thousand which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs outside of the 2020 Plan was $305 thousand and $591 thousand for the three months ended March 31, 2023 and 2022, respectively, with unamortized expense remaining of $4.9 million as of March 31, 2023. During the three months ended March 31, 2023, 115,000 RSUs vested, of which 100,000 RSUs were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2023:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2022	3,859,638	$1.40 – 12.00	5.85 years	$5.59
Granted	967,742	1.24	4.97 years	1.24
Balance at March 31, 2023	4,827,380	$1.24 – 12.00	4.71 years	$4.74

Exercisable December 31, 2022	3,836,993	$1.40 – 12.00	4.88 years	$5.63
Exercisable March 31, 2023	4,804,735	$1.24 – 12.00	4.71 years	$4.74

The total fair value of the warrants granted was $1.1 million, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 122.6% and risk-free rate of 3.73%. Total compensation expense on the above warrants was $12 thousand and $605 thousand for the three months ended March 31, 2023 and 2022, respectively, with unamortized expense remaining of $6 thousand as of March 31, 2023.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs amounted to $2.7 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants and RSUs was $15.4 million as of March 31, 2023, which is expected to be recognized through 2026.

NOTE 9 – LEASES

The Company leases office space domestically under operating leases. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2024, a patient care center in Greenville, South Carolina for which the lease expires in 2024 and a warehouse and fulfillment center in Columbia, Pennsylvania for which the lease expires in 2024. WorkSimpli leases office space in Puerto Rico for which the lease expires in 2024.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2023:

Operating right-of-use assets	$1,114,791
Operating lease liabilities - current	$821,941
Operating lease liabilities - noncurrent	$407,857

Total accumulated amortization of the Company’s operating right-of-use assets was $1.5 million as of March 31, 2023.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2023:

Fiscal year 2023	$668,402
Fiscal year 2024	562,206
Fiscal year 2025	68,850
Less: imputed interest	(69,660)
Present value of operating lease liabilities	$1,229,798

Operating lease expenses were $223 thousand and $202 thousand for the three months ended March 31, 2023 and 2022, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	March 31,
	2023	2022
Cash paid for operating lease liabilities	$226,797	$129,290

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term in years	2.59	2.82
Weighted average discount rate	7.15%	7.15%

We have elected to apply the short-term lease exception to the warehouse space we lease in Lancaster, Pennsylvania. This lease has a term of 12 months and is not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are $3 thousand per month. Additionally, Conversion Labs PR utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of March 31, 2023 and December 31, 2022, $0 and approximately $138 thousand, respectively, were included in accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of March 31, 2023.

Upon execution of the Alphabet Agreement, Alphabet was granted a 10-year stock option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50. Further, if Licensed Products have gross receipts of $7.5 million in any calendar year, the Company will grant Alphabet an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50; (ii) if Licensed Products have gross receipts of $10.0 million in any calendar year, the Company will grant Alphabet an additional option to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50 and (iii) if Licensed Products have gross receipts of $20.0 million in any calendar year, the Company will grant Alphabet an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75. The likelihood of meeting these performance goals for the licensed products are remote and, therefore, the Company has not recognized any compensation.

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2023, the Company approximates its implicit purchase commitments to be $586 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2023, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5.0 million and $33.0 million in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75 thousand, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and was awaiting a decision from the Court on whether the case will be fully or partially dismissed. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, noted below) together. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. The Company issued 400,000 shares of common stock during the year ended December 31, 2022 and it is possible that the Company will issue 100,000 additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $274 thousand, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $274 thousand, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties had commenced fact discovery. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599) together. The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the court foregoing any decision on our motion to dismiss until after mediation. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. As noted above, the Company issued 400,000 shares of common stock during the year ended December 31, 2022 and it is possible that the Company will issue 100,000 additional shares of common stock in the future related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On February 28, 2022, a purported breach of contract lawsuit (with six counts of alleged breach, and indemnity reliance concerning reasonable costs and expenses), captioned William Blair LLC v. LifeMD, Inc., Case No. 2022L001978, was filed in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company (the “Blair Complaint”). The Blair Complaint alleges, among other things, that LifeMD breached an engagement letter agreement entered into on January 7, 2021 with Blair that concerned potential debt financing. In particular, Blair alleges that the Company breached its obligations by, inter alia: (i) failing to advise Blair of, and ultimately completing, a debt financing transaction with a different investment banking firm on or about June 3, 2021; (ii) reproducing several pages from a Confidential Information Brochure used in the Company’s debt financing transaction with a different investment banking firm; (iii) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about June 3, 2021, through a different investment banking firm; (iv) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a common stock sales agreement that it executed on or about September 28, 2021, through a different investment banking firm (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); (v) failing to provide Blair with a right of first refusal to be its joint active bookrunning manager for a preferred stock offering that it executed on or about September 28, 2021, through two different investment banking firms as bookrunning co-managers (despite the Company having formally terminated the engagement letter with Blair on or about July 16, 2021); and (vi) purchasing a convertible note from a pharmaceutical investor in connection with its acquisition of all outstanding shares of allergy telehealth platform, Cleared. The Blair Complaint seeks damages adequate to compensate Blair for the aforementioned alleged breaches (i.e., which implicitly meets or exceeds the purported $1.0 million minimum fee in the engagement letter), as well as reasonable costs and expenses incurred in this action. On May 22, 2022, the Company filed its answer, affirmative defenses, and counterclaim, denying the alleged breaches of its obligations under the engagement letter agreement. Further, the Company asserted the following affirmative defenses: (1) failure to state a claim on which relief can be granted; (2) laches; (3) breach of the engagement letter agreement; (4) unclean hands; (5) failure to mitigate; (6) the doctrines of waiver, accord, and satisfaction, and res judicata; (7) estoppel; and (8) repudiation/anticipatory breach. The Company also counterclaimed for a declaratory judgment that: (i) Plaintiff breached, repudiated and/or anticipatorily breached the engagement letter agreement; (ii) as a result, the Company was not bound by the terms of the engagement letter agreement from that time forward; (iii) Plaintiff is not owed any amounts under the engagement letter agreement; and (iv) and an award to the Company of any further relief that the Court deems just and proper.

The Court conducted virtual case management conferences on June 30, 2022 and August 3, 2022, and fact discovery (i.e., written discovery requests and responses) commenced thereafter. On August 29, 2022, the plaintiff subpoenaed B. Riley Financial, Inc. for documents. The Court subsequently conducted several case management and status conferences, beginning in October 2022 and continuing through March 2023. On April 5, 2023, the court granted the plaintiff’s motion to compel and ordered the Company to conduct certain additional searches for documents and to produce responsive documents by April 26, 2023. The Court further set a case management conference for May 17, 2023, which will address a schedule for remaining discovery. The Company intends to vigorously defend against this action. As this action is in its preliminary phase, a potential loss cannot yet be estimated.

NOTE 11 – RELATED PARTY TRANSACTIONS

Working Capital Loan

During the three months ended March 31, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan (see Note 6). As of both March 31, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan. Mr. Bhatia, a member of the Board of the Company, also serves on the Board of Directors of CRG Financial.

WorkSimpli Software

During the three months ended March 31, 2023 and 2022, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegalSubmit a total of $623 thousand and $299 thousand during the three months ended March 31, 2023 and 2022, respectively, for these services. There were no amounts owed to LegalSubmit as of both March 31, 2023 and December 31, 2022.

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Telehealth
Revenue	$20,202,803	$22,598,061
Gross margin	80.6%	77.5%
Operating loss	$(5,001,358)	$(13,271,857)
WorkSimpli
Revenue	$12,923,532	$6,444,776
Gross margin	97.7%	97.5%
Operating income	$2,148,548	$164,842
Consolidated
Revenue	$33,126,335	$29,042,837
Gross margin	87.3%	81.9%
Operating loss	$(2,852,810)	$(13,107,015)

Relevant segment data as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Total Assets
Telehealth	$27,254,626	$18,163,464
WorkSimpli	6,615,204	7,502,389
Consolidated	$33,869,830	$25,665,853

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Stock Option Exercise

On April 10, 2023, the Company issued 16,471 shares of common stock related to a cashless exercise of options.

Stock Issued for Noncontingent Consideration Payment

On April 17, 2023, the Company issued 455,319 shares of common stock related to the second of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

Stock Issued for Service

On May 1, 2023, the Company issued 3,000 shares of common stock related to vested restricted stock units.

Litigation Settlement

In April 2023, the parties in the case of LifeMD, Inc. et al. v. Lamarco, et al, Case No. 21-1273, reached a settlement agreement and submitted a stipulation to the court. The stipulation was so ordered on April 6, 2023, and the case was closed.

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

Risk factors include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions, including inflation, slower growth or recession;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19);
●	current and potential material weaknesses in our internal control over financial reporting;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	being able to scale our telehealth platform built to improve the experience and medical care provided to patients across the country;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), our wholly-owned subsidiary LifeMD PR, LLC (formerly Immudyne PR LLC and Conversion Labs PR), a Puerto Rico limited liability company (“Conversion Labs PR”, or “CLPR”), Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States (“U.S.”) dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased our ownership stake in WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

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

Since inception, we have helped approximately 715,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Total revenue from recurring subscriptions is approximately 91%. In addition to our telehealth business, we own 74.06% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business has seen 101% year-over-year revenue growth, with recurring revenue of 98%.

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

Our proprietary platform also facilitates and accelerates the development and launch of novel offerings throughout clinical protocol establishment, marketing, and fulfillment. Our offerings are sold to consumers on a subscription basis thus creating convenience and discounted pricing opportunities for patients and recurring revenue streams for the Company. Our offerings range from prescription medication fulfilled on a recurring basis, to complementary OTC products, to ongoing care from a team of medical providers. In general, our offerings seek to serve a patient from beginning to end, starting from brand or offering discovery to the medical intake and product selection process, after which a licensed U.S. physician conducts a virtual consultation and determines a treatment plan. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and if preferred, shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 715,000 individuals having purchased our products and services to date.

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

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. RexMD is a leading men’s telehealth platform across the U.S. and has served more than 410,000 customers and patients since inception with a 4.7-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the U.S. and has served more than 260,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma, and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma, and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a network of affiliated medical professionals and providers in all 50 states, various pharmaceutical partners, and treatments and tests that cost up to 50 percent less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products, and ongoing care from U.S.-licensed allergists and nurses.

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%.

Significant Developments During the Three Months Ended March 31, 2023

Amendment to Cleared Stock Purchase Agreement

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

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Credit Agreement”), and a supplement to the Credit Agreement (the “Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest of the Series B Preferred Stock.

Results of Operations

Our financial results for the three months ended March 31, 2023 are summarized as follows in comparison to the three months ended March 31, 2022:

	March 31, 2023		March 31, 2022
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$20,202,803	60.99%	$22,598,061	77.81%
WorkSimpli revenue, net	12,923,532	39.01%	6,444,776	22.19%
Total revenue, net	33,126,335	100%	29,042,837	100%
Cost of telehealth revenue	3,920,182	11.83%	5,086,068	17.51%
Cost of WorkSimpli revenue	294,787	0.89%	162,107	0.56%
Total cost of revenue	4,214,969	12.72%	5,248,175	18.07%
Gross profit	28,911,366	87.28%	23,794,662	81.93%
Selling and marketing expenses	16,717,645	50.46%	21,909,825	75.45%
General and administrative expenses	10,602,763	32.01%	12,212,743	42.05%
Other operating expenses	1,704,765	5.15%	1,417,469	4.88%
Customer service expenses	1,555,404	4.70%	933,307	3.21%
Development costs	1,183,599	3.57%	428,333	1.47%
Total expenses	31,764,176	95.89%	36,901,677	127.06%
Operating loss	(2,852,810)	(8.61)%	(13,107,015)	(45.13)%
Interest expense, net	(264,465)	(0.80)%	(167,934)	(0.58)%
Loss on debt extinguishment	(325,198)	(0.98)%	-	-%
Net loss	(3,442,473)	(10.39)%	(13,274,949)	(45.71)%
Net income attributable to non-controlling interest	565,983	1.71%	24,726	0.09%
Net loss attributable to LifeMD, Inc.	(4,008,456)	(12.10)%	(13,299,675)	(45.80)%
Preferred stock dividends	(776,563)	(2.34)%	(776,563)	(2.67)%
Net loss attributable to common shareholders	$(4,785,019)	(14.44)%	$(14,076,238)	(48.47)%

Total revenue, net. Revenues for the three months ended March 31, 2023 were approximately $33.1 million, an increase of 14% compared to approximately $29.0 million for the three months ended March 31, 2022. The increase in revenues was attributable to an increase in WorkSimpli revenue of 101%, partially offset by a decrease in telehealth revenue of 11%. Telehealth revenue accounts for 61% of total revenue and has decreased during the three months ended March 31, 2023 due to a reduction in online sales demand. WorkSimpli revenue accounts for 39% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue decreased by approximately 20% to approximately $4.2 million for the three months ended March 31, 2023 compared to approximately $5.2 million for the three months ended March 31, 2022. The combined cost of revenue decrease was due to decreased Telehealth sales volume during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. Telehealth costs decreased to 19% of associated telehealth revenues experienced during the three months ended March 31, 2023, from 23% of associated telehealth revenues during the three months ended March 31, 2022 primarily due to lower sales volume and improved pricing. WorkSimpli costs were 2% of associated WorkSimpli revenues for the both the three months ended March 31, 2023 and 2022.

Gross profit. Gross profit increased by approximately 22% to approximately $28.9 million for the three months ended March 31, 2023 compared to approximately $23.8 million for the three months ended March 31, 2022, as a result of increased combined sales. Gross profit as a percentage of revenues was 87% for the three months ended March 31, 2023 as compared to 82% for the three months ended March 31, 2022. Gross profit as a percentage of revenues for telehealth was 81% for the three months ended March 31, 2023 compared to 77% for the three months ended March 31, 2022, and for WorkSimpli was 98% for both the three months ended March 31, 2023 and March 31, 2022. The increase in sales volume for WorkSimpli and improved pricing for Telehealth have contributed to the increase in gross profit.

Total expenses. Operating expenses for the three months ended March 31, 2023 were approximately $31.8 million, as compared to approximately $36.9 million for the three months ended March 31, 2022. This represents a decrease of 14%, or $5.1 million. The decrease is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2023, the Company had a decrease of approximately $5.2 million, or 24% in selling and marketing costs as a result of a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the three months ended March 31, 2023, stock-based compensation was $2.7 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $4.5 million for the three months ended March 31, 2022. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended March 31, 2023, the Company had a decrease of approximately $1.6 million in general and administrative expenses, primarily related to the decrease in stock-based compensation costs referenced above and a Company-wide strategic reduction in costs.

These decreases in operating expenses were partially offset by increases in the following:

(i)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended March 31, 2023, the Company had an increase of approximately $287 thousand, or 20%, primarily related to increases in office supplies and software subscriptions and insurance.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended March 31, 2023, the Company had an increase of approximately $622 thousand, primarily related to increases in headcount in the Company’s customer service department.

(iii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2023, the Company had an increase of approximately $755 thousand, primarily resulting from technology platform improvements and amortization expense.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, notes payable and the Series B Convertible Preferred Stock for the three months ended March 31, 2023 and interest accrued on the Series B Convertible Preferred Stock for the three months ended March 31, 2022. Interest expense increased by approximately $97 thousand during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Loss on debt extinguishment. The Company recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan during the three months ended March 31, 2023 due to a prepayment penalty and various fees associated with the CRG Financial loan.

Working Capital

	March 31, 2023	December 31, 2022
Current assets	$19,164,769	$11,311,357
Current liabilities	27,018,606	31,374,151
Working capital	$(7,853,837)	$(20,062,794)

Working capital increased by approximately $12.2 million during the three months ended March 31, 2023. The increase in current assets is primarily attributable to an increase in cash of approximately $7.6 million as a result of the Avenue Facility, an increase in other current assets of $387 thousand, an increase in product deposits of $119 thousand and an increase in accounts receivable of $102 thousand. These increases were partially offset by a decrease in inventory of approximately $321 thousand. Current liabilities decreased by $4.4 million, which was primarily attributable to a decrease in accounts payable and accrued expenses of $3.8 million and a decrease in notes payable of $975 thousand, partially offset by an increase in deferred revenue of $348 thousand.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,613,938)	$(8,091,143)
Net cash used in investing activities	(1,811,639)	(7,378,189)
Net cash provided by (used in) financing activities	11,991,466	(774,063)
Net increase (decrease) in cash	7,565,889	(16,243,395)

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

Net cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2023, as compared with approximately $8.1 million three months ended March 31, 2022. The significant factors contributing to the cash used in operations during the three months ended March 31, 2023, include the net loss of approximately $3.4 million inclusive of the following: (1) $2.7 million in non-cash stock-based compensation charges, (2) $1.5 million in non-cash depreciation and amortization and (3) a $325 thousand loss on debt extinguishment. Additionally, a decrease in accounts payable and other operating activities of $3.8 million contributed to net cash used in operations for the three months ended March 31, 2023. These factors contributing to net cash used in operations were partially offset by an increase in deferred revenue of $348 thousand and an increase in inventory of $321 thousand due to the timing of purchases. Net cash used in operating activities for the three months ended March 31, 2022, was driven primarily by the net loss of approximately $13.3 million inclusive of $4.5 million in non-cash stock-based compensation charges and $530 thousand in non-cash depreciation and amortization, principally offset by the net increase in accounts payable and accrued expenses of approximately $0.7 million.

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $1.8 million, as compared with approximately $7.4 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023, was due to cash paid for capitalized software costs of approximately $1.8 million and cash paid for the purchase of equipment of approximately $32 thousand. Net cash used in investing activities for the three months ended March 31, 2022, was due to cash paid for capitalized software costs of approximately $2.1 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million and cash paid for the Cleared acquisition of approximately $1.0 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was approximately $12.0 million as compared with net cash used in financing activities of approximately $774 thousand for the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash provided by financing activities consisted of: (1) $14.5 million in net proceeds received from the Avenue Facility and (2) $2.0 million in proceeds received from the CRG Financial loan. These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $3.3 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $777 thousand, payments made to redeem 500 WorkSimpli membership interest units of approximately $307 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $63 thousand and distributions to non-controlling interest of $36 thousand. Net cash used in financing activities for the three months ended March 31, 2022, consisted of preferred stock dividends of $777 thousand and distributions to non-controlling interest of $36 thousand, partially offset by proceeds from the exercise of warrants of $38 thousand.

Liquidity and Capital Resources Outlook

As of March 31, 2023, the Company has an accumulated deficit approximating $195.3 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes. The Company has a current cash balance of approximately $12.8 million as of the filing date.

On March 21, 2023, the Company entered into and closed on a Credit Agreement, and a supplement to the Credit Agreement with Avenue. The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest of the Series B Preferred Stock.

During the three months ended March 31, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment due to a prepayment penalty and various fees associated with the CRG Financial loan. As of both March 31, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan.

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of March 31, 2023 and December 31, 2022, the outstanding balance was $765 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of March 31, 2023 and December 31, 2022, the outstanding balance was $1.058 million and $1.821 million, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company may only offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In the event that the Company’s public float increases above $75.0 million, the Company will no longer be subject to the baby shelf limitations, in which case the Company will file another prospectus supplement with the SEC prior to making sales pursuant to the ATM Sales Agreement in excess of $18.435 million. As of March 31, 2023, the Company has $18.435 million available under the ATM Sales Agreement.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth revenues approximated $331 thousand and $1.5 million, respectively, during the three months ended March 31, 2023 and 2022, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $912 thousand and $448 thousand, respectively, during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company has accrued contract liabilities, as deferred revenue, of approximately $5.9 million and $5.5 million, respectively, which represent the following: (1) obligations for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, (2) obligations on WorkSimpli in-process monthly or yearly contracts with customers and (3) a portion attributable to the yet to be recognized WorkSimpli initial 14-day trial period collections.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2023 and December 31, 2022, the Company capitalized a net amount of $9.5 million and $8.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations. The increase in capitalized software costs of $700 thousand or 8%, is primarily attributable to costs incurred related to development efforts of our LifeMD PC platform.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.0 million was recognized in conjunction with the Cleared acquisition. The Company recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge during the year ended December 31, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections (see Note 3).

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2023 and December 31, 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) impairment model to estimate its lifetime “expected credit loss” and record an allowance that is deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. The Company adopted ASU 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that materially affected, our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 10, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2023 without registration under the Securities Act:

On February 16, 2023, March 17, 2023 and March 23, 2023, the Company issued 49,375, 50,000 and 50,000 shares, respectively, of common stock for services, including vested restricted stock units, to employees and consultants.

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

On March 21, 2023, in connection with the Company’s closing of a Credit Agreement with Avenue, the Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1+	Amendment to Stock Purchase Agreement, dated as of February 4, 2023	8-K	2.1	2/10/2023
10.1	Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.1	3/23/2023
10.2	Supplement to Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.2	3/23/2023
10.3	Form of Warrant issued to Avenue Venture Opportunities	8-K	10.3	3/23/2023
10.4	Form of Promissory Note issued to Avenue Venture Opportunities	8-K	10.4	3/23/2023
10.5#	Director Agreement, dated February 9, 2023 between LifeMD, Inc. and Joan LaRovere	8-K	10.1	2/10/2023
10.6#	Restricted Stock Award Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.2	2/10/2023
10.7#	Non-Qualified Stock Option Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.3	2/10/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

+ Schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon its request.

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	May 12, 2023

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	May 12, 2023

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date:	May 12, 2023

