Form 10-Q
period 2023-06-30
LifeMD, Inc.
filed 2023-08-09
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 8, 2023, there were 36,032,740 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$11,906,741	$3,958,957
Accounts receivable, net	3,668,543	2,834,750
Product deposit	235,115	127,265
Inventory, net	3,698,302	3,703,363
Other current assets	672,195	687,022
Total Current Assets	20,180,896	11,311,357
Non-current Assets
Equipment, net	444,226	476,441
Right of use asset	928,696	1,206,009
Capitalized software, net	10,391,372	8,840,187
Intangible assets, net	3,501,199	3,831,859
Total Non-current Assets	15,265,493	14,354,496
Total Assets	$35,446,389	$25,665,853
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$9,593,379	$10,106,793
Accrued expenses	14,761,756	12,166,509
Notes payable, net	735,534	2,797,250
Current operating lease liabilities	758,927	756,093
Deferred revenue	5,668,210	5,547,506
Total Current Liabilities	31,517,806	31,374,151
Long-term Liabilities
Long-term debt, net	13,538,502	-
Noncurrent operating lease liabilities	276,340	574,136
Contingent consideration	318,750	443,750
Purchase price payable	-	579,319
Total Liabilities	45,651,398	32,971,356
Commitments and Contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Preferred Stock, $0.0001 par value; 5,000 shares authorized, 3,500 and 3,500 shares issued and outstanding, liquidation value approximately, $1,438 and $1,305 per share as of June 30, 2023 and December 31, 2022, respectively	5,032,929	4,565,822
Stockholders’ Deficit
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $28.94 and $27.84 per share as of June 30, 2023 and December 31, 2022, respectively	140	140
Common stock, $0.01 par value; 100,000,000 shares authorized, 32,564,835 and 31,552,775 shares issued, 32,461,795 and 31,449,735 outstanding as of June 30, 2023 and December 31, 2022, respectively	325,649	315,528
Additional paid-in capital	186,673,930	179,015,250
Accumulated deficit	(202,857,575)	(190,562,994)
Treasury stock, 103,040 and 103,040 shares, at cost, as of June 30, 2023 and December 31, 2022, respectively	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(16,021,557)	(11,395,777)
Non-controlling interest	783,619	(475,548)
Total Stockholders’ Deficit	(15,237,938)	(11,871,325)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$35,446,389	$25,665,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Telehealth revenue, net	$22,351,128	$22,267,963	$42,553,931	$44,866,024
WorkSimpli revenue, net	13,595,785	8,190,535	26,519,317	14,635,311
Total revenues, net	35,946,913	30,458,498	69,073,248	59,501,335
Cost of revenues
Cost of telehealth revenue	4,125,945	4,453,126	8,046,126	9,539,194
Cost of WorkSimpli revenue	422,485	182,185	717,273	344,292
Total cost of revenues	4,548,430	4,635,311	8,763,399	9,883,486
Gross profit	31,398,483	25,823,187	60,309,849	49,617,849

Expenses
Selling and marketing expenses	19,567,903	21,817,966	36,285,548	43,727,791
General and administrative expenses	12,119,573	13,159,937	22,722,336	25,372,680
Other operating expenses	1,313,789	2,041,976	3,018,554	3,459,445
Customer service expenses	1,912,078	1,006,363	3,467,482	1,939,670
Development costs	1,380,686	701,070	2,564,285	1,129,403
Goodwill impairment charge	-	2,735,000	-	2,735,000
Change in fair value of contingent consideration	-	(2,735,000)	-	(2,735,000)
Total expenses	36,294,029	38,727,312	68,058,205	75,628,989
Operating loss	(4,895,546)	(12,904,125)	(7,748,356)	(26,011,140)
Interest expense, net	(995,670)	(132,236)	(1,260,135)	(300,170)
Gain (loss) on debt extinguishment	-	63,400	(325,198)	63,400
Net loss	(5,891,216)	(12,972,961)	(9,333,689)	(26,247,910)
Net income attributable to non-controlling interest	841,784	46,001	1,407,767	70,727
Net loss attributable to LifeMD, Inc.	(6,733,000)	(13,018,962)	(10,741,456)	(26,318,637)
Preferred stock dividends	(776,562)	(776,562)	(1,553,125)	(1,553,125)
Net loss attributable to LifeMD, Inc. common stockholders	$(7,509,562)	$(13,795,524)	$(12,294,581)	$(27,871,762)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.23)	$(0.45)	$(0.38)	$(0.91)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.23)	$(0.45)	$(0.38)	$(0.91)
Weighted average number of common shares outstanding:
Basic	32,560,035	30,804,465	32,189,954	30,777,377
Diluted	32,560,035	30,804,465	32,189,954	30,777,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2022	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288
Stock compensation expense	-	-	147,500	1,475	4,471,306	-	-	4,472,781	-	4,472,781
Cashless exercise of stock options	-	-	25,535	255	(255)	-	-	-	-	-
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Series A Preferred Stock dvidend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,299,675)	-	(13,299,675)	24,726	(13,274,949)
Balance, March 31, 2022	1,400,000	$140	30,899,469	$308,995	$169,026,965	$(155,997,323)	$(163,701)	$13,175,076	$(1,043,019)	$12,132,057
Stock compensation expense	-	-	-	-	4,041,006	-	-	4,041,006	-	4,041,006
Exercise of stock options	-	-	90,400	904	89,496	-	-	90,400	-	90,400
Series A Preferred Stock dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(13,018,962)	-	(13,018,962)	46,001	(12,972,961)
Balance, June 30, 2022	1,400,000	$140	30,989,869	$309,899	$173,157,467	$(169,792,847)	$(163,701)	$3,510,958	$(1,033,018)	$2,477,940

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2023	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)
Stock compensation expense	-	-	149,375	1,494	2,662,020	-	-	2,663,514	-	2,663,514
Stock issued for noncontingent consideration payment	-	-	337,895	3,379	638,621	-	-	642,000	-	642,000
Warrants issued with debt instrument	-	-	-	-	1,088,343	-	-	1,088,343	-	1,088,343
Series A Preferred Stock dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(220,582)	-	-	(220,582)	(85,932)	(306,514)
Net (loss) income	-	-	-	-	-	(4,008,456)	-	(4,008,456)	565,983	(3,442,473)
Balance, March 31, 2023	1,400,000	$140	32,040,045	$320,401	$183,183,652	$(195,348,013)	$(163,701)	$(12,007,521)	$(31,497)	$(12,039,018)
Stock compensation expense	-	-	53,000	530	2,861,439	-	-	2,861,969	-	2,861,969
Stock issued for noncontingent consideration payment	-	-	455,319	4,553	637,447	-	-	642,000	-	642,000
Cashless exercise of stock options	-	-	16,471	165	(165)	-	-	-	-	-
Series A Preferred Stock dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(8,443)	-	-	(8,443)	9,332	889
Net (loss) income	-	-	-	-	-	(6,733,000)	-	(6,733,000)	841,784	(5,891,216)
Balance, June 30, 2023	1,400,000	$140	32,564,835	$325,649	$186,673,930	$(202,857,575)	$(163,701)	$(16,021,557)	$783,619	$(15,237,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,333,689)	$(26,247,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	153,842	-
Amortization of capitalized software	2,348,667	976,026
Amortization of intangibles	479,528	341,287
Accretion of consideration payable	114,216	135,368
Depreciation of fixed assets	96,434	73,247
Loss (gain) on debt extinguishment	325,198	(63,400)
Change in fair value of contingent consideration	-	(2,735,000)
Goodwill impairment charge	-	2,735,000
Operating lease payments	370,428	290,362
Stock compensation expense	5,525,483	8,513,787
Changes in Assets and Liabilities
Accounts receivable	(833,793)	(1,533,572)
Product deposit	(107,850)	(237,285)
Inventory	5,061	(1,341,474)
Other current assets	14,827	(80,015)
Change in operating lease liability	(388,077)	(210,451)
Deferred revenue	120,704	492,622
Accounts payable	(513,414)	2,853,811
Accrued expenses	4,232,140	(2,152,511)
Other operating activity	(579,319)	-
Net cash provided by (used in) operating activities	2,030,386	(18,190,108)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(3,899,852)	(4,522,928)
Purchase of equipment	(64,219)	(357,331)
Purchase of intangible assets	(148,868)	(4,000,500)
Acquisition of business, net of cash acquired	-	(1,012,395)
Net cash used in investing activities	(4,112,939)	(9,893,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	14,473,002	-
Proceeds from notes payable	2,000,000	-
Repayment of notes payable, net of prepayment penalty	(4,386,915)	-
Cash proceeds from exercise of options	-	90,400
Cash proceeds from exercise of warrants	-	38,500
Preferred stock dividends	(1,553,125)	(1,553,125)
Contingent consideration payment for ResumeBuild acquisition	(125,000)	(31,250)
Net payments for membership interest in WorkSimpli	(305,625)	-
Distributions to non-controlling interest	(72,000)	(72,000)
Net cash provided by (used in) financing activities	10,030,337	(1,527,475)
Net increase (decrease) in cash	7,947,784	(29,610,737)
Cash at beginning of period	3,958,957	41,328,039
Cash at end of period	$11,906,741	$11,717,302
Cash paid for interest
Cash paid during the period for interest	$768,188	$-
Non-cash investing and financing activities
Warrants issued for debt instruments	$1,088,343	$-
Cashless exercise of options	$165	$255
Consideration payable for Cleared acquisition	$-	$8,079,367
Consideration payable for ResumeBuild acquisition	$-	$500,000
Stock issued for noncontingent consideration payment	$1,284,000	$-
Principal of Paycheck Protection Program loans forgiven	$-	$63,400
Right of use asset	$93,115	$-
Right of use lease liability	$93,115	$-

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

On April 1, 2016, the original operating agreement of Immudyne PR LLC (“Immudyne PR”), a joint venture to market the Company’s skincare products, was amended and restated and the Company increased its ownership and voting interest in Immudyne PR to 78.2%. Concurrent with the name change of the parent company to Conversion Labs, Inc., Immudyne PR was renamed to Conversion Labs PR LLC (“Conversion Labs PR”). On April 25, 2019, the operating agreement of Conversion Labs PR was amended and restated in its entirety to increase the Company’s ownership and voting interest in Conversion Labs PR to 100%. On February 22, 2021, concurrent with the name of the parent company to LifeMD, Inc., Conversion Labs PR was renamed to LifeMD PR, LLC.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli (the “WSS Restructuring”) concurrently increased its ownership interest in WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective December 15, 2022, LifeMD PR, LLC merged into WorkSimpli, with WorkSimpli being the surviving entity.

Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.32%. See Note 8 for additional information.

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

Business and Subsidiary History

In early 2019, the Company launched a service-based business under the name Conversion Labs Media LLC (“CVLB Media”), a Puerto Rico limited liability company. However, this business initiative was terminated in early 2019. In May 2019, Conversion Labs Rx, LLC (“CVLB Rx”), a Puerto Rico limited liability company, signed a strategic partnership agreement with Specialty Medical Drugstore, Inc. (doing business as “GoGoMeds”). However, since its inception, CVLB Rx did not conduct any business and CVLB Rx was dissolved on August 7, 2020. Additionally, Conversion Labs Asia Limited (“Conversion Labs Asia”), a Hong Kong company, had no activity during the three and six months ended June 30, 2023 and 2022.

On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460 thousand upfront cash payment, and two non-contingent milestone payments for a total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507 thousand which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) remove certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3). On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment. On April 17, 2023, the Company issued 455,319 shares of common stock related to the second of five quarterly installment payments due to the sellers of Cleared under the First Amendment. On July 17, 2023, the Company issued 158,129 shares of common stock related to the third of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of June 30, 2023, WorkSimpli has paid the Seller approximately $281 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3).

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), Cleared, a Delaware public benefit corporation and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity & Going Concern Evaluation

The Company has funded operations in the past through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Credit Agreement”), and a supplement to the Credit Agreement (the “Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest on the Series B Preferred Stock. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Credit Agreement, of at least $2 million.

As of June 30, 2023, the Company has an accumulated deficit approximating $202.9 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, sale of equity in private placements and securities purchased by a financial institution. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms.

The Company has a current cash balance of approximately $6.4 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. The Company’s continuance as a going concern is highly dependent on its future profitability and on the on-going support of its stockholders, affiliates, and creditors. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has begun to implement strategies to strengthen revenues and improve operational efficiencies across the business and is significantly curtailing expenses, however, these strategies do not mitigate the substantial doubt about the Company’s ability to continue as a going concern.

Additionally, on June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company was only able to offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In June 2023, the Company’s public float increased above $75.0 million. As a result, the Company is no longer subject to the baby shelf limitations. The Company filed another prospectus supplement with the SEC to that effect on June 29, 2023. As of June 30, 2023, the Company has $59.5 million available under the ATM Sales Agreement.

Management believes that the overall market value of the telehealth industry is positive and that it will continue to drive interest in the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2022, included in our 2022 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, Cleared, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.58% as of December 31, 2021. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.32%. See Note 8 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2023 and December 31, 2022, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue for LifeMD PC was approximately $436 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively, and $794 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively. Total net loss for LifeMD PC was approximately $600 thousand and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications have no effect on previously reported operating loss, stockholders’ deficit or cash flows. The Company has changed their categories for reporting operations and, as a result, the Company has made reclassifications to the prior year presentation in order to conform it to the current periods’ presentation. The reclassifications include $91 thousand and $181 thousand of lease expenses reclassified from general and administrative expenses to other operating expenses for the three and six months ended June 30, 2022, respectively.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth revenues approximated $497 thousand and $1.6 million, respectively, during the three months ended June 30, 2023 and 2022, respectively. Customer discounts, returns and rebates on telehealth revenues approximated $828 thousand and $3.1 million, respectively, during the six months ended June 30, 2023 and 2022, respectively.

The Company, through its majority-owned subsidiary, WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $788 thousand and $580 thousand, respectively, during the three months ended June 30, 2023 and 2022, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.7 million and $1.0 million, respectively, during the six months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023 and 2022, the Company had the following disaggregated revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
Telehealth revenue	$22,351,128	62%	$22,267,963	73%	$42,553,931	62%	$44,866,024	75%
WorkSimpli revenue	13,595,785	38%	8,190,535	27%	26,519,317	38%	14,635,311	25%
Total net revenue	$35,946,913	100%	$30,458,498	100%	$69,073,248	100%	$59,501,335	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$5,895,545	$1,788,555	$5,547,506	$1,499,880
Additions	14,319,067	7,853,216	27,557,658	14,221,187
Revenue recognized	(14,546,402)	(7,649,269)	(27,436,954)	(13,728,565)
End of period	$5,668,210	$1,992,502	$5,668,210	$1,992,502

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of June 30, 2023 and December 31, 2022, the reserve for sales returns and allowances was approximately $424 thousand and $815 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of June 30, 2023 and December 31, 2022, inventory primarily consisted of finished goods related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both June 30, 2023 and December 31, 2022, the Company recorded an inventory reserve of approximately $100 thousand and $161 thousand, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s inventory consisted of the following:

	June 30,	December 31,
	2023	2022

Finished goods - products	$2,380,392	$2,587,370
Raw materials and packaging components	1,417,623	1,276,891
Inventory reserve	(99,713)	(160,898)
Total Inventory - net	$3,698,302	$3,703,363

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of June 30, 2023 and December 31, 2022, the Company has approximately $235 thousand and $127 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2023, the Company approximates its implicit purchase commitments to be $168 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2023 and December 31, 2022, the Company capitalized a net amount of $10.4 million and $8.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

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

Other intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared trade name, (4) Cleared developed technology, (5) a purchased license and (6) two purchased domain names. During the year ended December 31, 2022, the Company recorded an $827 thousand impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2023 and December 31, 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state and local tax returns. WorkSimpli files a tax return in Puerto Rico; WorkSimpli is a limited liability company and files tax returns with any tax liabilities or benefits passing through to its members.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of shares outstanding during each period presented. Shares of unissued vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are included in our calculation of basic weighted average shares outstanding. Convertible securities, warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from dilutive earnings per share when the effects would be antidilutive.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Series B Preferred Stock	1,548,594	1,334,293	1,493,991	1,316,841
RSUs and RSAs	2,788,000	1,445,750	2,341,438	1,429,125
Stock options	3,463,753	4,259,198	3,667,003	4,318,065
Warrants	4,827,380	3,859,638	4,827,380	3,859,638
Convertible long-term debt	1,342,282	-	1,342,282	-
Potentially dilutive securities	13,970,009	10,898,879	13,672,094	10,923,669

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

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of June 30, 2023, we utilized five suppliers for fulfillment services, six suppliers for manufacturing finished goods, six suppliers for packaging, bottling, and labeling, and four suppliers for prescription medications. As of December 31, 2022, we utilized four suppliers for fulfillment services, six suppliers for manufacturing finished goods, five suppliers for packaging, bottling, and labeling, and three suppliers for prescription medications.

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

On February 4, 2023, the Company entered into the First Amendment to the Stock Purchase Agreement (the “First Amendment”) between the Company and the sellers of Cleared. The First Amendment was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) remove all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction. On February 6, 2023, the Company issued 337,895 shares of common stock related to the first of five quarterly installment payments due to the sellers of Cleared under the First Amendment. On April 17, 2023, the Company issued 455,319 shares of common stock related to the second of five quarterly installment payments due to the sellers of Cleared under the First Amendment. On July 17, 2023, the Company issued 158,129 shares of common stock related to the third of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

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

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of June 30, 2023, WorkSimpli has paid the Seller approximately $281 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance related to the Cleared acquisition was $0 as of both June 30, 2023 and December 31, 2022. During the year ended December 31, 2022, the Company recorded an $8.0 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

As of June 30, 2023 and December 31, 2022, the Company has the following amounts related to amortizable intangible assets:

	June 30,	December 31,	Amortizable
	2023	2022	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	171,599	22,731	3 years
Less: accumulated amortization	(2,523,499)	(2,043,971)
Total net amortizable intangible assets	$3,501,199	$3,831,859

During the year ended December 31, 2022, the Company recorded an $827 thousand impairment charge related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. The aggregate amortization expense of the Company’s intangible assets for the three months ended June 30, 2023 and 2022 was $246 thousand and $227 thousand, respectively. The aggregate amortization expense of the Company’s intangible assets for the six months ended June 30, 2023 and 2022 was $480 thousand and $341 thousand, respectively. Total amortization expense for the remainder of 2023 is approximately $492 thousand, 2024 through 2025 is approximately $980 thousand per year, 2026 is approximately $940 thousand and 2027 is approximately $113 thousand.

NOTE 5 – ACCRUED EXPENSES

As of June 30, 2023 and December 31, 2022, the Company has the following amounts related to accrued expenses:

	June 30,	December 31,
	2023	2022
Accrued selling and marketing expenses	$5,273,738	$3,508,883
Sales tax payable	2,501,035	2,501,035
Purchase price payable	1,872,037	2,463,002
Accrued dividends payable	776,562	776,563
Accrued compensation	1,568,737	576,027
Accrued interest	4,042	448,718
Other accrued expenses	2,765,605	1,892,281
Total accrued expenses	$14,761,756	$12,166,509

NOTE 6 – NOTES PAYABLE

Working Capital Loans

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of June 30, 2023 and December 31, 2022, the outstanding balance was $442 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of June 30, 2023 and December 31, 2022, the outstanding balance was $294 thousand and $1.821 million, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

During the six months ended June 30, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan due to a prepayment penalty and various fees. As of both June 30, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan.

Total interest expense on notes payable amounted to $13 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively. Total interest expense on notes payable amounted to $34 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into and closed on a Credit Agreement, and a Supplement to the Credit Agreement with Avenue. The Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans available in the fourth quarter of 2023 and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Warrants have a term of five years. The relative fair value of the Warrants issued to Avenue upon closing was $1.1 million. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. The relative fair value was recorded to debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2023. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.6 million will be amortized over a forty-two-month period. Total amortization of debt discount was $115 thousand and $154 thousand for the three and six months ended June 30, 2023, respectively.

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. At June 30, 2023, the interest rate was 12.75%. Payments are interest only until November 2024. The Company received gross proceeds of $15.0 million (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees). Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes and at the Company’s election, re-financing up to $5 million liquidation value plus accrued interest of the Series B Preferred Stock.

The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Credit Agreement, of at least $2 million. As of the date of filing, there is $15 million outstanding under the Avenue Facility and the Company is in compliance with the Avenue Facility terms.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $598 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively. Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $694 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company may only offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In June 2023, the Company’s public float increased above $75.0 million. As a result, the Company is no longer subject to the baby shelf limitations. The Company filed another prospectus supplement with the SEC to that effect on June 29, 2023. As of June 30, 2023, the Company has $59.5 million available under the ATM Sales Agreement.

Options

During the six months ended June 30, 2023, the Company issued an aggregate of 16,471 shares of common stock related to the cashless exercise of options.

Common Stock

Common Stock Transactions During the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company issued an aggregate of 202,375 shares of common stock for service, including vested restricted stock units.

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

Noncontrolling Interest

Net income attributed to the non-controlling interest amounted to $842 thousand and $46 thousand for the three months ended June 30, 2023 and 2022, respectively. During both the three months ended June 30, 2023 and 2022, the Company paid distributions to non-controlling shareholders of $36 thousand. Net income attributed to the non-controlling interest amounted to $1.4 million and $71 thousand for the six months ended June 30, 2023 and 2022, respectively. During both the six months ended June 30, 2023 and 2022, the Company paid distributions to non-controlling shareholders of $72 thousand.

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

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements. Following the exercise of the Option Agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.58% to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, Conversion Labs PR’s ownership interest in WorkSimpli increased to 74.06%. On June 30, 2023, Lisa Bowlin, WorkSimpli’s Chief Operating Officer, exercised her option agreement (the “Bowlin Option Agreement”) to purchase 889 membership interest units of WorkSimpli for an exercise price of $1.00 per membership interest unit. Following the exercise of the Bowlin Option Agreement, Conversion Labs PR decreased its ownership interest in WorkSimpli from 74.06% to 73.32%.

Dividends

The Company pays cumulative distributions on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. Dividends declared and paid on the Series A Preferred Stock during the six months ended June 30, 2023 are as follows: (1) quarterly dividend declared on March 28, 2023 to holders of record as of April 7, 2023 and was paid on April 17, 2023 and (2) quarterly dividend declared on June 27, 2023 to holders of record as of July 7, 2023 and was paid on July 17, 2023. The dividends are included in the Company’s results of operations for the three and six months ended June 30, 2023.

On June 30, 2023, WorkSimpli declared a cash dividend in the amount of $22.40 per membership interest unit to all unit holders of record as of June 30, 2023 and was paid on July 3, 2023. The total dividend declared to noncontrolling interest holders was $534 thousand for the three and six months ended June 30, 2023 and is included in the Company’s results of operations for the three and six months ended June 30, 2023.

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

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of June 30, 2023, the 2020 Plan, as amended, provided for the issuance of up to 4,950,000 shares of Common Stock. Remaining authorization under the 2020 Plan, as amended, was 782,830 shares as of June 30, 2023.

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

During the six months ended June 30, 2023, the Company issued an aggregate of 218,000 stock options to employees under the 2020 Plan and the prior plan. These stock options have a contractual term of 4 to 6.5 years and vest in increments which fully vest the options over a two to three-year period, dependent on the specific agreements’ terms.

The following is a summary of outstanding options activity under our 2020 Plan for the six months ended June 30, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2022	1,784,587	$2.30 – 21.02	6.95 years	$9.54
Granted	78,000	1.84 – 3.56	4.79 years	2.69
Cancelled/Forfeited/Expired	(473,167)	2.30 – 7.50		6.79
Balance at June 30, 2023	1,389,420	$1.84 – 21.02	6.31 years	$10.09

Exercisable at December 31, 2022	1,185,153	$2.30 – 21.02	7.64 years	$9.62
Exercisable at June 30, 2023	1,096,732	$1.84 – 21.02	7.07 years	$10.31

The total fair value of the options granted was $181 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 119.16% – 123.8% and risk-free rate of 3.58% – 3.96%. Total compensation expense under the 2020 Plan options above was $1.2 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, with unamortized expense remaining of $3.2 million as of June 30, 2023. Total compensation expense under the 2020 Plan options above was $2.3 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, aggregate intrinsic value of vested service-based options outstanding was $206 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the six months ended June 30, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2022	1,439,333	$1.00 – 19.61	5.63 years	$6.11
Granted	140,000	1.00 – 2.00	2.44 years	1.71
Exercised	(40,000)	1.00		1.00
Balance at June 30, 2023	1,539,333	$1.00 – 19.61	5.03 years	$5.84

Exercisable December 31, 2022	1,158,764	$1.00 – 19.61	5.63 years	$5.25
Exercisable at June 30, 2023	1,379,369	$1.00 – 19.61	5.05 years	$5.34

The total fair value of the options granted was $142 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 187.76% – 195.58% and risk-free rate of 1.21% – 2.26%. Total compensation expense under the above service-based option plan was $505 thousand and $547 thousand for the three months ended June 30, 2023 and 2022, respectively, with unamortized expense remaining of $1.6 million as of June 30, 2023. Total compensation expense under the above service-based option plan was $1.1 million for both the six months ended June 30, 2023 and 2022. Of the total service-based options exercised during the six months ended June 30, 2023, 40,000 options were exercised on a cashless basis, which resulted in 16,471 shares issued. As of June 30, 2023, aggregate intrinsic value of vested service-based options outstanding was $2.0 million.

The following is a summary of outstanding performance-based options activity (separate from the 2020 Plan) for the six months ended June 30, 2023:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2022	535,000	$1.25 – 2.50	4.59 years	$1.60
Granted	-
Balance at June 30, 2023	535,000	$1.25 – 2.50	4.10 years	$1.60

Exercisable December 31, 2022	470,000	$1.50 – 2.50	4.58 years	$1.61
Exercisable at June 30, 2023	470,000	$1.50 – 2.50	4.09 years	$1.61

No compensation expense was recognized on the performance-based options above for the three and six months ended June 30, 2023, as the performance terms have not been met or are not probable. Total compensation expense under the above performance-based options was $106 thousand and $212 thousand for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, aggregate intrinsic value of vested performance options outstanding was $1.3 million.

RSUs and RSAs

The following is a summary of outstanding RSUs and RSAs activity under our 2020 Plan for the six months ended June 30, 2023:

RSU Outstanding Number of Shares
Balance at December 31, 2022	1,028,250
Granted	1,974,500
Vested	(322,625)
Cancelled/Forfeited	(480,000)
Balance at June 30, 2023	2,200,125

The total fair value of the 1,974,500 RSUs and RSAs granted was $5.6 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the 2020 Plan RSUs and RSAs above was $894 thousand and $595 thousand for the three months ended June 30, 2023 and 2022, respectively, with unamortized expense remaining of $4.8 million as of June 30, 2023. Total compensation expense under the 2020 Plan RSUs and RSAs above was $1.4 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, 322,625 RSUs and RSAs vested, of which 52,375 RSUs and RSAs were issued. During the six months ended June 30, 2023, 405,000 RSUs and 400,000 service-based stock options were cancelled and replaced with 962,500 RSAs for two executives. Incremental compensation cost resulting from the modifications was immaterial to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023.

The following is a summary of outstanding RSUs and RSAs activity (outside of our 2020 Plan) for the six months ended June 30, 2023:

RSU Outstanding Number of Shares
Balance at December 31, 2022	715,000
Granted	425,000
Vested	(165,000)
Balance at June 30, 2023	975,000

The total fair value of the 425,000 RSUs and RSAs granted was $860 thousand which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs and RSAs outside of the 2020 Plan was $285 thousand and $348 thousand for the three months ended June 30, 2023 and 2022, respectively, with unamortized expense remaining of $5.4 million as of June 30, 2023. Total compensation expense for RSUs and RSAs outside of the 2020 Plan was $589 thousand and $939 thousand for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, 165,000 RSUs and RSAs vested, of which 150,000 RSUs and RSAs were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the six months ended June 30, 2023:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2022	3,859,638	$1.40 – 12.00	5.85 years	$5.59
Granted	967,742	1.24	4.73 years	1.24
Balance at June 30, 2023	4,827,380	$1.24 – 12.00	4.46 years	$4.74

Exercisable December 31, 2022	3,836,993	$1.40 – 12.00	4.88 years	$5.63
Exercisable June 30, 2023	4,827,380	$1.24 – 12.00	4.46 years	$4.73

The total fair value of the warrants granted was $1.1 million, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 122.6% and risk-free rate of 3.73%. Total compensation expense on the above warrants was $6 thousand and $605 thousand for the three months ended June 30, 2023 and 2022, respectively, with no unamortized expense remaining as of June 30, 2023. Total compensation expense on the above warrants was $18 thousand and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, aggregate intrinsic value of vested warrants outstanding was $3.9 million.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to $2.9 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively. The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants RSUs and RSAs amounted to $5.5 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was $15.0 million as of June 30, 2023, which is expected to be recognized through 2026.

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2023:

Operating right-of-use assets	$928,696
Operating lease liabilities - current	$758,927
Operating lease liabilities - noncurrent	$276,340

Total accumulated amortization of the Company’s operating right-of-use assets was $1.7 million as of June 30, 2023.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2023:

Fiscal year 2023	$453,908
Fiscal year 2024	562,206
Fiscal year 2025	68,850
Less: imputed interest	(49,697)
Present value of operating lease liabilities	$1,035,267

Operating lease expenses were $206 thousand and $201 thousand for the three months ended June 30, 2023 and 2022, respectively, and $429 thousand and $404 thousand for the six months ended June 30, 2023 and 2022, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	June 30,
	2023	2022
Cash paid for operating lease liabilities	$441,290	$323,580

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term in years	2.36	2.82
Weighted average discount rate	7.16%	7.15%

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of June 30, 2023 and December 31, 2022, $0 and approximately $138 thousand, respectively, were included in accrued expenses in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of June 30, 2023.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2023, the Company approximates its implicit purchase commitments to be $168 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2023, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material effect on the Company’s consolidated financial position.

On December 10, 2021, a purported breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, quantum meruit, and fraud lawsuit, captioned Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, was filed in the United States District Court for the Southern District of New York against the Company. The Harborside Complaint alleges, among other things, that the Company breached a Consulting Services Agreement dated as of June 5, 2019, and Harborside was entitled to 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) in the Company if the Conversion Labs Rx business achieved a topline revenue of $10 million and an additional 1 million shares (i.e., 200,000 shares post 5-for-1 reverse stock split) for each additional $5 million in topline revenue up to a maximum of 5 million shares (i.e., 1,000,000 shares post 5-for-1 reverse stock split). The Complaint further alleges that the Company fraudulently induced Harborside to give up its ownership interest in Conversion Labs Rx and that it was a breach of the duty of good faith and fair dealing and fraudulent for the Company to have dissolved Conversion Labs Rx. Consequently, alleges Harborside, the Company was unjustly enriched, and Harborside is entitled to recover from the Company for quantum meruit. The Harborside Complaint implies between $5.0 million and $33.0 million in alleged damages related to failure to award the aforementioned stock but only specifically states that “Harborside has incurred damages in excess of $75 thousand, with the exact amount to be determined with specificity at trial” for each of the 5 counts. On February 11, 2022, the Company filed a Motion to Dismiss the Harborside Complaint, which Harborside opposed. The Company replied on April 4, 2022 and was awaiting a decision from the Court on whether the case will be fully or partially dismissed. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, noted below) together. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. The Company issued 400,000 shares of common stock during the year ended December 31, 2022 and 100,000 additional shares of common stock on July 10, 2023 related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

On December 10, 2021, a purported breach of contract, unjust enrichment, quantum meruit, and account stated lawsuit, captioned Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, was filed in the United States District Court for the Southern District of New York against the Company. The GoGoMeds Complaint alleges, among other things, that Conversion Labs Rx breached a Strategic Partnership Agreement (dated May 27, 2019) (the “SPA”) by the Company not paying two invoices (#3269 and 3270) totaling $274 thousand, and, therefore, “LifeMD has been unjustly enriched in an amount in excess of $274 thousand, with the exact amount to be determined with specificity at trial.” Further, GoGoMeds alleges that “to the extent that the SPA is inapplicable, GoGoMeds is entitled to recover from LifeMD from quantum meruit” because “GoGoMeds conferred a benefit on LifeMD by fulfilling over 17,000 prescriptions and over the counter drug orders for LifeMD’s clients.” On February 11, 2022, the Company filed its Answer and Counterclaim to the GoGoMeds Complaint, pleading the affirmative defenses that the claims are barred, in whole or in part: (i) because they fail to state claims upon which relief can be granted; (ii) by breach of contract by plaintiff; (iii) by offset, recoupment, and/or unjust enrichment to plaintiff; (iv) by accord and satisfaction; (v) for failure of condition precedent; (vi) because adequate remedies at law exist; (vii) by failure to mitigate; (viii) by the doctrine of unclean hands; and (ix) by consent ratification, waiver, excuse, and/or estoppel, (x) as well as that attorney fees and costs, as well as special, indirect, incidental, and/or consequential damages are not recoverable. Further, the Company counterclaimed against GoGoMeds for: (a) breach of contract for failing to: (i) provide adequate customer service and related pharmacy services; (ii) charge LifeMD actual costs for prescription and over the counter drugs (including shipping), as was contractually required; and (iii) provide regular reports and allow audits for review to establish adequate service and accurate costs; (b) trade secret misappropriation of the LifeMD Information, Data, and Materials, as defined therein; (c) unjust enrichment of GoGoMeds through its retention of such LifeMD Information, Data, and Materials, and for the benefit of the creation of the GoGoCare telehealth company; (d) conversion by GoGoMeds by exercising unauthorized dominion and control over the LifeMD Information, Data, and Materials; (e) detinue; and (f) an accounting. GoGoMeds’ responded to the counterclaims on March 4, 2022 and the parties had commenced fact discovery. In the meantime, the parties agreed to mediate both cases (Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599) together. The court granted a 60-day stay in the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, and the parties were amenable in the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, to the court foregoing any decision on our motion to dismiss until after mediation. On September 22, 2022, as a result of mediation, the parties reached a settlement to resolve the matters in these cases. As noted above, the Company issued 400,000 shares of common stock during the year ended December 31, 2022 and 100,000 additional shares of common stock on July 10, 2023 related to this settlement. The costs of this settlement are reflected in the Company’s financial results.

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

The Court conducted virtual case management conferences on June 30, 2022 and August 3, 2022, and fact discovery (i.e., written discovery requests and responses) commenced thereafter. On August 29, 2022, the plaintiff subpoenaed B. Riley Financial, Inc. for documents. The Court subsequently held several case management and status conferences, beginning in October 2022 and continuing through March 2023. On April 5, 2023, the court granted the plaintiff’s motion to compel certain discovery and ordered the Company to conduct certain additional searches for documents and to produce responsive documents by April 26, 2023, which the Company did in compliance with the order. A further case management conference was held on May 17, 2023. In June 2023, the parties attended a mediation resulting in a settlement that fully resolved the matters in this case. The costs of this settlement are reflected in the Company’s financial results.

NOTE 11 – RELATED PARTY TRANSACTIONS

Working Capital Loan

During the six months ended June 30, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan (see Note 6). As of both June 30, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan. Mr. Bhatia, a member of the Board of the Company, also serves on the Board of Directors of CRG Financial.

WorkSimpli Software

During the six months ended June 30, 2023 and 2022, WorkSimpli utilized LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. WorkSimpli paid LegalSubmit a total of $570 thousand and $352 thousand during the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $651 thousand during the six months ended June 30, 2023 and 2022, respectively, for these services. There were no amounts owed to LegalSubmit as of both June 30, 2023 and December 31, 2022.

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Telehealth
Revenue	$22,351,128	$22,267,963	$42,553,931	$44,866,024
Gross margin	81.5%	80.0%	81.1%	78.7%
Operating loss	$(8,141,868)	$(13,210,799)	$(13,143,226)	$(26,482,656)
WorkSimpli
Revenue	$13,595,785	$8,190,535	$26,519,317	$14,635,311
Gross margin	96.9%	97.8%	97.3%	97.7%
Operating income	$3,246,322	$306,674	$5,394,870	$471,516
Consolidated
Revenue	$35,946,913	$30,458,498	$69,073,248	$59,501,335
Gross margin	87.4%	84.8%	87.3%	83.4%
Operating loss	$(4,895,546)	$(12,904,125)	$(7,748,356)	$(26,011,140)

Relevant segment data as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Total Assets
Telehealth	$26,561,946	$18,163,464
WorkSimpli	8,884,443	7,502,389
Consolidated	$35,446,389	$25,665,853

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Stock Issued for Service

In July and August 2023, the Company issued 112,500 shares of common stock related to vested RSUs and RSAs.

ATM Sales Agreement

In July 2023, the Company sold 88,021 shares of common stock under the ATM Sales Agreement and net proceeds received were $410 thousand.

Stock Issued for Legal Settlement

On July 10, 2023, the Company issued 100,000 shares of common stock related to the settlement of the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599.

Series B Preferred Stock Conversion

On July 12, 2023, the holder of the Company’s Series B Preferred Stock elected to convert 2,275 shares of the Company’s Series B Preferred Stock. The conversion resulted in 1,010,170 shares of the Company’s common stock issued to the holder of the Company’s Series B Preferred Stock.

Stock Issued for Noncontingent Consideration Payment

On July 17, 2023, the Company issued 158,129 shares of common stock related to the third of five quarterly installment payments due to the sellers of Cleared under the First Amendment.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), Cleared Technologies PBC, a Delaware public benefit corporation (“Cleared”) and our majority-owned subsidiary WorkSimpli Software, LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States (“U.S.”) dollars.

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased our ownership stake in WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.32%. On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

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

Since inception, we have helped approximately 755,000 customers and patients, providing them greater access to high-quality, convenient, and affordable care in all 50 states. Total revenue from recurring subscriptions is approximately 92%. In addition to our telehealth business, we own 73.32% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business has seen 81% year-over-year revenue growth, with recurring revenue of 98%.

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

Our proprietary platform also facilitates and accelerates the development and launch of novel offerings throughout clinical protocol establishment, marketing, and fulfillment. Our offerings are sold to consumers on a subscription basis thus creating convenience and discounted pricing opportunities for patients and recurring revenue streams for the Company. Our offerings range from prescription medication fulfilled on a recurring basis, to complementary OTC products, to ongoing care from a team of medical providers. In general, our offerings seek to serve a patient from beginning to end, starting from brand or offering discovery to the medical intake and product selection process, after which a licensed U.S. physician conducts a virtual consultation and determines a treatment plan. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and if preferred, shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 755,000 individuals having purchased our products and services to date.

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

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications, including but not limited to, premature ejaculation, testosterone, and hair loss. RexMD is a leading men’s telehealth platform across the U.S. and has served more than 443,000 customers and patients since inception with a 4.6-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the U.S. and has served more than 265,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma, and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma, and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a network of affiliated medical professionals and providers in all 50 states, various pharmaceutical partners, and treatments and tests that cost up to 50 percent less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products, and ongoing care from U.S.-licensed allergists and nurses.

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli operates PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents. WorkSimpli was acquired through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. In addition to WorkSimpli’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On January 22, 2021, the Company consummated a transaction and increased its ownership of WorkSimpli to 85.58%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.32%.

Significant Developments During the Three Months Ended June 30, 2023

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Our financial results for the three months ended June 30, 2023 are summarized as follows in comparison to the three months ended June 30, 2022:

	June 30, 2023		June 30, 2022
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$22,351,128	62.18%	$22,267,963	73.11%
WorkSimpli revenue, net	13,595,785	37.82%	8,190,535	26.89%
Total revenue, net	35,946,913	100%	30,458,498	100%
Cost of telehealth revenue	4,125,945	11.48%	4,453,126	14.62%
Cost of WorkSimpli revenue	422,485	1.17%	182,185	0.60%
Total cost of revenue	4,548,430	12.65%	4,635,311	15.22%
Gross profit	31,398,483	87.35%	25,823,187	84.78%
Selling and marketing expenses	19,567,903	54.44%	21,817,966	71.63%
General and administrative expenses	12,119,573	33.72%	13,159,937	43.22%
Other operating expenses	1,313,789	3.65%	2,041,976	6.70%
Customer service expenses	1,912,078	5.32%	1,006,363	3.30%
Development costs	1,380,686	3.84%	701,070	2.30%
Goodwill impairment charge	-	-%	2,735,000	8.98%
Change in fair value of contingent consideration	-	-%	(2,735,000)	(8.98)%
Total expenses	36,294,029	100.97%	38,727,312	127.15%
Operating loss	(4,895,546)	(13.62)%	(12,904,125)	(42.37)%
Interest expense, net	(995,670)	(2.77)%	(132,236)	(0.43)%
Gain on debt forgiveness	-	-%	63,400	0.21%
Net loss	(5,891,216)	(16.39)%	(12,972,961)	(42.59)%
Net income attributable to non-controlling interest	841,784	2.34%	46,001	0.15%
Net loss attributable to LifeMD, Inc.	(6,733,000)	(18.73)%	(13,018,962)	(42.74)%
Preferred stock dividends	(776,562)	(2.16)%	(776,562)	(2.55)%
Net loss attributable to common shareholders	$(7,509,562)	(20.89)%	$(13,795,524)	(45.29)%

Total revenue, net. Revenues for the three months ended June 30, 2023 were approximately $35.9 million, an increase of 18% compared to approximately $30.5 million for the three months ended June 30, 2022. The increase in revenues was attributable to an increase in WorkSimpli revenue of 66% and an increase in telehealth revenue of 0.4%. Telehealth revenue accounts for 62% of total revenue and has increased during the three months ended June 30, 2023 due to a decrease product refunds and rebates, partially offset by a reduction in online sales demand. WorkSimpli revenue accounts for 38% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue decreased by approximately 2% to approximately $4.5 million for the three months ended June 30, 2023 compared to approximately $4.6 million for the three months ended June 30, 2022. The combined cost of revenue decrease was due to decreased telehealth costs during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Telehealth costs decreased to 18% of associated telehealth revenues experienced during the three months ended June 30, 2023, from 20% of associated telehealth revenues during the three months ended June 30, 2022 primarily due to improved pricing. WorkSimpli costs were 3% of associated WorkSimpli revenues for the three months ended June 30, 2023 and were 2% of associated WorkSimpli revenues for the three months ended June 30, 2022.

Gross profit. Gross profit increased by approximately 22% to approximately $31.4 million for the three months ended June 30, 2023 compared to approximately $25.8 million for the three months ended June 30, 2022, as a result of increased combined sales. Gross profit as a percentage of revenues was 87% for the three months ended June 30, 2023 as compared to 85% for the three months ended June 30, 2022. Gross profit as a percentage of revenues for telehealth was 82% for the three months ended June 30, 2023 compared to 80% for the three months ended June 30, 2022, and for WorkSimpli was 97% for the three months ended June 30, 2023 and 98% for the three months ended June 30, 2022. The increase in sales volume for WorkSimpli and improved pricing for Telehealth have contributed to the increase in gross profit.

Total expenses. Operating expenses for the three months ended June 30, 2023 were approximately $36.3 million, as compared to approximately $38.7 million for the three months ended June 30, 2022. This represents a decrease of 6%, or $2.4 million. The decrease is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended June 30, 2023, the Company had a decrease of approximately $2.3 million, or 10% in selling and marketing costs as a result of a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the three months ended June 30, 2023, stock-based compensation was $2.9 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $4.0 million for the three months ended June 30, 2022. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended June 30, 2023, the Company had a decrease of approximately $1.0 million in general and administrative expenses, primarily related to the decrease in stock-based compensation costs referenced above and a Company-wide strategic reduction in costs.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended June 30, 2023, the Company had a decrease of approximately $728 thousand, or 36%, primarily related to decreases in office supplies and software subscriptions.

(iv)	Goodwill impairment charge: During the three months ended June 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(v)	Change in fair value of contingent consideration: During the three months ended June 30, 2022, the Company recorded a $2.7 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value.

These decreases in operating expenses were partially offset by increases in the following:

(i)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended June 30, 2023, the Company had an increase of approximately $906 thousand, or 90%, primarily related to increases in headcount in the Company’s customer service department.

(ii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended June 30, 2023, the Company had an increase of approximately $680 thousand, or 97%, primarily resulting from technology platform improvements and amortization expense.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, notes payable and the Series B Convertible Preferred Stock for the three months ended June 30, 2023 and interest accrued on the Series B Convertible Preferred Stock for the three months ended June 30, 2022. Interest expense increased by approximately $863 thousand during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Gain on debt forgiveness. The Company recorded a $63 thousand gain on debt forgiveness of Paycheck Protection Program (“PPP”) loans during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Our financial results for the six months ended June 30, 2023 are summarized as follows in comparison to the six months ended June 30, 2022:

	June 30, 2023		June 30, 2022
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$42,553,931	61.61%	$44,866,024	75.40%
WorkSimpli revenue, net	26,519,317	38.39%	14,635,311	24.60%
Total revenue, net	69,073,248	100%	59,501,335	100%
Cost of telehealth revenue	8,046,126	11.65%	9,539,194	16.03%
Cost of WorkSimpli revenue	717,273	1.04%	344,292	0.58%
Total cost of revenue	8,763,399	12.69%	9,883,486	16.61%
Gross profit	60,309,849	87.31%	49,617,849	83.39%
Selling and marketing expenses	36,285,548	52.53%	43,727,791	73.49%
General and administrative expenses	22,722,336	32.90%	25,372,680	42.64%
Other operating expenses	3,018,554	4.37%	3,459,445	5.81%
Customer service expenses	3,467,482	5.02%	1,939,670	3.26%
Development costs	2,564,285	3.71%	1,129,403	1.90%
Goodwill impairment charge	-	-%	2,735,000	4.60%
Change in fair value of contingent consideration	-	-%	(2,735,000)	(4.60)%
Total expenses	68,058,205	98.53%	75,628,989	127.10%
Operating loss	(7,748,356)	(11.22)%	(26,011,140)	(43.71)%
Interest expense, net	(1,260,135)	(1.82)%	(300,170)	(0.50)%
(Loss) gain on debt extinguishment	(325,198)	(0.47)%	63,400	0.10%
Net loss	(9,333,689)	(13.51)%	(26,247,910)	(44.11)%
Net income attributable to non-controlling interest	1,407,767	2.04%	70,727	0.12%
Net loss attributable to LifeMD, Inc.	(10,741,456)	(15.55)%	(26,318,637)	(44.23)%
Preferred stock dividends	(1,553,125)	(2.25)%	(1,553,125)	(2.61)%
Net loss attributable to common shareholders	$(12,294,581)	(17.80)%	$(27,871,762)	(46.84)%

Total revenue, net. Revenues for the six months ended June 30, 2023 were approximately $69.1 million, an increase of 16% compared to approximately $59.5 million for the six months ended June 30, 2022. The increase in revenues was attributable to an increase in WorkSimpli revenue of 81%, partially offset by a decrease in telehealth revenue of 5%. Telehealth revenue accounts for 62% of total revenue and has decreased during the six months ended June 30, 2023 due to a reduction in online sales demand. WorkSimpli revenue accounts for 38% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue decreased by approximately 11% to approximately $8.8 million for the six months ended June 30, 2023 compared to approximately $9.9 million for the six months ended June 30, 2022. The combined cost of revenue decrease was due to decreased telehealth sales volume during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. Telehealth costs decreased to 19% of associated telehealth revenues experienced during the six months ended June 30, 2023, from 21% of associated telehealth revenues during the six months ended June 30, 2022 primarily due to lower sales volume and improved pricing. WorkSimpli costs were 3% of associated WorkSimpli revenues for the six months ended June 30, 2023 and were 2% of associated WorkSimpli revenues for the six months ended June 30, 2022.

Gross profit. Gross profit increased by approximately 22% to approximately $60.3 million for the six months ended June 30, 2023 compared to approximately $49.6 million for the six months ended June 30, 2022, as a result of increased combined sales. Gross profit as a percentage of revenues was 87% for the six months ended June 30, 2023 as compared to 83% for the six months ended June 30, 2022. Gross profit as a percentage of revenues for telehealth was 81% for the six months ended June 30, 2023 compared to 79% for the six months ended June 30, 2022, and for WorkSimpli was 97% for the six months ended June 30, 2023 and 98% for the six months ended June 30, 2022. The increase in sales volume for WorkSimpli and improved pricing for Telehealth have contributed to the increase in gross profit.

Total expenses. Operating expenses for the six months ended June 30, 2023 were approximately $68.1 million, as compared to approximately $75.6 million for the six months ended June 30, 2022. This represents a decrease of 10%, or $7.6 million. The decrease is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30, 2023, the Company had a decrease of approximately $7.4 million, or 17% in selling and marketing costs as a result of a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the six months ended June 30, 2023, stock-based compensation was $5.5 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $8.5 million for the six months ended June 30, 2022. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the six months ended June 30, 2023, the Company had a decrease of approximately $2.7 million in general and administrative expenses, primarily related to the decrease in stock-based compensation costs referenced above and a Company-wide strategic reduction in costs.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the six months ended June 30, 2023, the Company had a decrease of approximately $441 thousand, or 13%, primarily related to decreases in office supplies and software subscriptions.

(iv)	Goodwill impairment charge: During the six months ended June 30, 2022, the Company recorded a $2.7 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

(v)	Change in fair value of contingent consideration: During the six months ended June 30, 2022, the Company recorded a $2.7 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value.

These decreases in operating expenses were partially offset by increases in the following:

(i)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the six months ended June 30, 2023, the Company had an increase of approximately $1.5 million, or 79%, primarily related to increases in headcount in the Company’s customer service department.

(ii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the six months ended June 30, 2023, the Company had an increase of approximately $1.4 million, or 127%, primarily resulting from technology platform improvements and amortization expense.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, notes payable and the Series B Convertible Preferred Stock for the six months ended June 30, 2023 and interest accrued on the Series B Convertible Preferred Stock for the six months ended June 30, 2022. Interest expense increased by approximately $960 thousand during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

(Loss) gain on debt extinguishment. The Company recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan during the six months ended June 30, 2023 due to a prepayment penalty and various fees associated with the CRG Financial loan. The Company recorded a $63 thousand gain on debt forgiveness of PPP loans during the six months ended June 30, 2022.

Working Capital

	June 30, 2023	December 31, 2022
Current assets	$20,180,896	$11,311,357
Current liabilities	31,517,806	31,374,151
Working capital	$(11,336,910)	$(20,062,794)

Working capital increased by approximately $8.7 million during the six months ended June 30, 2023. The increase in current assets is primarily attributable to an increase in cash of approximately $7.9 million as a result of the Avenue Facility, an increase in accounts receivable of $834 thousand and an increase in product deposits of $108 thousand. Current liabilities increased by $144 thousand, which was primarily attributable to an increase in accounts payable and accrued expenses of $2.1 million and an increase in deferred revenue of $120 thousand, partially offset by a decrease in notes payable of $2.1 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,030,386	$(18,190,108)
Net cash used in investing activities	(4,112,939)	(9,893,154)
Net cash provided by (used in) financing activities	10,030,337	(1,527,475)
Net increase (decrease) in cash	7,947,784	(29,610,737)

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

Net cash provided by operating activities increased by $20.2 million to $2.0 million for the six months ended June 30, 2023, as compared with net cash used in operating activities of approximately $18.2 million for the six months ended June 30, 2022 primarily related to the decrease in the Company’s net loss of $16.9 million to $9.3 million for the six months ended June 30, 2023, as compared with $26.2 million for the six months ended June 30, 2022. Other significant factors contributing to net cash provided by operating activities during the six months ended June 30, 2023, include $5.5 million in non-cash stock-based compensation charges, $3.2 million in non-cash depreciation and amortization, a net increase in accounts payable, accrued expenses and other operating activities of $3.1 million, a $325 thousand loss on debt extinguishment and an increase in deferred revenue of $120 thousand. Net cash used in operating activities for the six months ended June 30, 2022, was driven primarily by the net loss of approximately $26.2 million (inclusive of $8.5 million in non-cash, stock-based compensation charges), an increase in accounts receivable of $1.5 million and the purchase of inventory of $1.3 million, partially offset by the Company’s increase in accounts payable and accrued expenses of approximately $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2023 was approximately $4.1 million, as compared with approximately $9.9 million for the six months ended June 30, 2022. Net cash used in investing activities for the six months ended June 30, 2023, was due to cash paid for capitalized software costs of approximately $3.9 million, cash paid for the purchase of intangible assets of approximately $149 thousand and cash paid for the purchase of equipment of approximately $64 thousand. Net cash used in investing activities for the six months ended June 30, 2022, was due to cash paid for capitalized software costs of approximately $4.5 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million, cash paid for the Cleared acquisition of approximately $1.0 million and cash paid for the purchase of equipment of $357 thousand.

Net cash provided by financing activities for the six months ended June 30, 2023 was approximately $10.0 million as compared with net cash used in financing activities of approximately $1.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash provided by financing activities consisted of: (1) $14.5 million in net proceeds received from the Avenue Facility and (2) $2.0 million in proceeds received from the CRG Financial loan. These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $4.4 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $1.6 million, net payments made related to adjustments in the membership interest units of WorkSimpli of approximately $306 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $125 thousand and distributions to non-controlling interest of $72 thousand. Net cash used in financing activities for the six months ended June 30, 2022, consisted of preferred stock dividends of $1.6 million, distributions to non-controlling interest of $72 thousand and a contingent consideration payment related the ResumeBuild acquisition of $31 thousand, partially offset by proceeds from the exercise of options and warrants of $129 thousand.

Liquidity and Capital Resources Outlook

As of June 30, 2023, the Company has an accumulated deficit approximating $202.9 million and has experienced significant losses from its operations. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock and through loans and advances from officers and directors. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes. The Company has a current cash balance of approximately $6.4 million as of the filing date.

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

During the six months ended June 30, 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment due to a prepayment penalty and various fees associated with the CRG Financial loan. As of both June 30, 2023 and December 31, 2022, the outstanding balance was $0 related to the CRG Financial loan.

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of June 30, 2023 and December 31, 2022, the outstanding balance was $442 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of June 30, 2023 and December 31, 2022, the outstanding balance was $294 thousand and $1.821 million, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On March 22, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3 (i.e., the “baby shelf limitations”). As a result of the baby shelf limitations, the Company was only able to offer and sell shares of common stock having an aggregate offering price of up to $18.435 million pursuant to the ATM Sales Agreement, and it filed a prospectus supplement with the SEC to that effect on March 27, 2023. In June 2023, the Company’s public float increased above $75.0 million. As a result, the Company is no longer subject to the baby shelf limitations. The Company filed another prospectus supplement with the SEC to that effect on June 29, 2023. As of June 30, 2023, the Company has $59.5 million available under the ATM Sales Agreement.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth revenues approximated $497 thousand and $1.6 million, respectively, during the three months ended June 30, 2023 and 2022, respectively. Customer discounts, returns and rebates on telehealth revenues approximated $828 thousand and $3.1 million, respectively, during the six months ended June 30, 2023 and 2022, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customers subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customers subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription, as the circumstances dictate. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $788 thousand and $580 thousand, respectively, during the three months ended June 30, 2023 and 2022, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $1.7 million and $1.0 million, respectively, during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company has accrued contract liabilities, as deferred revenue, of approximately $5.7 million and $5.5 million, respectively, which represent the following: (1) obligations for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product, (2) obligations on WorkSimpli in-process monthly or yearly contracts with customers and (3) a portion attributable to the yet to be recognized WorkSimpli initial 14-day trial period collections.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2023 and December 31, 2022, the Company capitalized a net amount of $10.4 million and $8.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations. The increase in capitalized software costs of $1.6 million or 18%, is primarily attributable to costs incurred related to development efforts of our LifeMD PC platform.

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

Other intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared trade name, (4) Cleared developed technology, (5) a purchased license and (6) two purchased domain names. During the year ended December 31, 2022, the Company recorded an $827 thousand impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2023 and December 31, 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that materially affected, our internal control over financial reporting as of that date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2023 without registration under the Securities Act:

On April 10, 2023, the Company issued an aggregate of 16,471 shares of common stock related to the cashless exercise of options held by Dmytry Shepsen.

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

On May 1, 2023 and May 23, 2023, the Company issued 3,000 and 50,000 shares, respectively, of common stock for services, including vested restricted stock units, to employees and consultants.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#*	Third Amendment to Amended and Restated Employment Agreement, dated June 13, 2023, by and between the Company and Brad Roberts
10.2#*	Restricted Stock Award Agreement dated June 13, 2023 between Brad Roberts and LifeMD, Inc.
10.3#*	Director and Officer Indemnification Agreement between Brad Roberts and LifeMD, Inc. dated June 13, 2023
10.4#*	Consulting Services Agreement, dated June 14, 2023, by and between the Company and Naveen Bhatia
10.5#*	Consulting Services Agreement, dated June 14, 2023, by and between the Company and Robert Jindal
10.6#	Second Amendment dated June 15, 2023 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.3	6/20/2023
10.7#	Restricted Stock Award Agreement dated June 15, 2023 between Eric Yecies and LifeMD, Inc	8-K	10.4	6/20/2023
10.8#	Director Agreement, dated June 20, 2023 between LifeMD, Inc. and William J. Febbo	8-K	10.1	6/22/2023
10.9#	Restricted Stock Award Agreement, dated June 20, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.2	6/22/2023
10.10#	Non-Qualified Stock Option Agreement, dated June 20, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.3	6/22/2023
10.11#	Consulting Services Agreement, dated May 30, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.4	6/22/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	August 9, 2023

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	August 9, 2023

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer
Date:	August 9, 2023

