Form 10-K
period 2023-12-31
LifeMD, Inc.
filed 2024-03-11
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements: Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies: Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was $111,775,534, as computed by reference to the closing price of such common stock on such date.

The registrant had 40,366,047 shares of common stock outstanding as of March 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2024 definitive proxy statement for the Registrant’s Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2023) are incorporated by reference into Part III of this Form 10-K.

LIFEMD, INC.

2023 FORM 10-K ANNUAL REPORT

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

Risk factors include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	the impact of competitive products and pricing;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively, including applications and risks of artificial intelligence (“AI”);
●	our ability to prevent, detect and remediate cybersecurity incidents;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	our ability to collaborate successfully with other businesses and to integrate acquired businesses or new brands;
●	supply chain constraints or difficulties;
●	current and potential material weaknesses in our internal control over financial reporting;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	the impact of industry regulation, including regulation of privacy and digital healthcare;
●	general economic and business conditions, including inflation, slower growth or recession;
●	changes in the political or regulatory conditions in the markets in which we operate; and
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks.

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

PART I

ITEM 1. BUSINESS

Business Overview

We are a direct-to-patient telehealth company providing a high-quality, cost-effective, and convenient way to access comprehensive, virtual and in-home healthcare. We believe the traditional model of visiting a doctor’s office, traveling to a retail pharmacy, and returning for follow up care or prescription refills is complex, inefficient, and costly, and discourages many individuals from seeking much needed medical care. LifeMD is improving the delivery of healthcare experience through telehealth with our proprietary technology platform, affiliated and dedicated provider network, broad and expanding treatment capabilities, and unique ability to nurture patient relationships.

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and an internal patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats over 215,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 854,000 customers and patients by providing them greater access to high-quality, convenient, and affordable care.

Our mission is to empower people to live healthier lives by increasing access to high-quality and affordable virtual and in-home healthcare. We believe our success has been, and will continue to be, attributable to an amazing patient experience, made possible by attracting and retaining the highest-quality providers in the country, and our proprietary end-to-end technology platform. As we continue to pursue long-term growth, we plan to continue to introduce new telehealth product and service offerings that complement our already expansive treatment areas. During April 2023, we launched a highly successful and differentiated GLP-1 Weight Management offering driven by our existing primary care capabilities that already had more than 22,000 patient subscribers as of December 31, 2023. Patients receive a range of weight loss services including prescriptions for GLP-1 medications, as medically appropriate, lab work services, general primary care and holistic healthcare and coaching. The GLP-1 medically supported weight loss market is rapidly growing and is projected to increase from over $13 billion to over $100 billion by 2030, according to J.P. Morgan Research.

Our telehealth revenue increased 19% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Total revenue from recurring subscriptions is approximately 95%. In addition to our telehealth business, we own 73.32% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business experienced 50% year-over-year revenue growth, with recurring revenue of 100%, due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Our Platform and Business Strategy

We are a patient-centric telehealth company dedicated to delivering seamless end-to-end virtual healthcare directly to consumers and through select enterprise (“B2B”) partnerships. Our mission is facilitated by our robust technology platform that is purpose-built to seamlessly connect the various touchpoints involved in delivering complex care, including scheduling for a national provider network, EMR capabilities, secure synchronous and asynchronous communication, digital prescriptions, cloud pharmacy and more. Our platform enables us to deliver modern personalized health experiences and offerings through our websites and mobile applications, spanning customer discovery, purchase and connection with licensed providers, to pharmacy and OTC order fulfillment, through ongoing care. We believe that our seamless approach significantly reduces the complication, cost and time burden of healthcare, incentivizing consumers to stick with our brands.

Our offerings are sold to consumers on a subscription basis thus creating a relationship-driven patient experience to bolster retention rates and recurring revenue. Our offerings range from prescription medication and OTC products fulfilled on a recurring basis, to primary care and weight management clinical services and ongoing care from a team of dedicated medical providers. In general, our offerings seek to serve a patient throughout the lifecycle of both their general and chronic healthcare needs. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and are shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 854,000 individuals having purchased our products and services to date.

Our platform also includes a robust customer relationship management (“CRM”) system, and performance marketing platform that enables us to acquire and retain new patients and customers at scale by driving brand visibility through strategic media placements, influencer partnerships, and direct response advertising methods across highly visible marketing channels (i.e., national TV, streaming TV, streaming audio, YouTube, podcasts, Out of Home, print, magazines, online search, social media, and digital).

We leverage our telehealth technology platform and services across the three core areas described below:

Direct-to-Consumer Virtual Primary Care

In the first quarter of 2022, we launched our flagship virtual primary care offering under the LifeMD brand, LifeMD PC. This offering provides patients with 24/7 access to an affiliated high-quality provider for their primary care, urgent care, and chronic care needs. LifeMD’s virtual primary care offering is a mobile-first full-service destination that provides seamless access to high-quality clinical care including virtual consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching and more. This offering is also supported by robust partnerships that provide our patients benefits such as substantial discounts on lab work and a prescription discount card that can be presented at over 60,000 pharmacies to save up to 92% on their prescription medication.

In April 2023, we launched our rapidly growing GLP-1 Weight Management program providing primary care, weight loss, holistic healthcare, lab work and prescription services, as appropriate, to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management program has grown exponentially to over 22,000 patient subscribers as of December 31, 2023. We remain at the forefront of the rapidly growing GLP-1 weight loss market, which is expected to exceed $100 billion by 2030, with our highly differentiated and comprehensive offering.

Direct-to-Patient Telehealth Brands

We also leverage our telehealth platform’s provider network, cloud pharmacy and EMR capabilities across our direct-to-patient telehealth brands. Our telehealth brands RexMD, ShapiroMD, NavaMD and Cleared target largely unaddressed or underserved healthcare needs and are leading destinations in their respective treatment verticals of men’s health, hair loss, dermatology, and immunology.

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications including but not limited to, premature ejaculation, hormone therapy and hair loss. RexMD has served approximately 500,000 customers and patients since inception with a 4.6-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States (“U.S.”) and has served more than 265,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical-grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a 50-state network of affiliated medical professionals and providers, various pharmaceutical partners and treatments and tests that cost up to 50% less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products and ongoing care from U.S.-licensed allergists and nurses.

B2B Telehealth Partnerships

Organizations selling healthcare products face a challenging commercial landscape. Increased competition, shrinking market sizes and challenges reaching patients via the traditional brick-and-mortar physician offices are forcing pharmaceutical, medical device and diagnostic companies to rethink their commercial strategies and increase their focus on digital patient awareness and engagement initiatives. It is estimated that spending on digital solutions to facilitate greater access to end markets accounts for one-third of the collective $30 billion commercial spend by these companies in the U.S. We believe LifeMD’s unique telehealth technology platform and virtual care expertise is well-positioned to address the unmet needs of healthcare product companies as they relate to digital patient awareness, access to care, adherence and compliance. To date, LifeMD has executed the following enterprise commercial agreements providing access to our industry leading telehealth platform capabilities.

○	In September 2023, LifeMD executed a partnership agreement with ASCEND Therapeutics, LLC (“ASCEND”), a subsidiary of Besins Healthcare, and a specialty pharmaceutical company concentrating on women’s health, to provide integrated telehealth services to improve access to EstroGel®. Under the terms of the agreement, LifeMD receives fees related to certain corporate services provided to ASCEND while having our telehealth services featured on the www.estrogel.com website.

○

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast will utilize the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications, which are a class of medications that mainly help manage blood sugar (glucose) levels in people with Type 2 diabetes but can also treat obesity. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, and the remainder is to be paid in two $2.5 million installments on March 31, 2024 and June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones) (the “Medifast Collaboration”).

In addition, in connection with the Medifast Collaboration, the Company entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million. The Company granted Jason Pharmaceuticals the right, for a period contemporaneous with the ongoing collaboration, to appoint one non-voting observer to the Board of Directors of the Company, entitled to attend Board meetings.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. We acquired WorkSimpli through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. On January 22, 2021, LifeMD consummated a transaction and increased its ownership of WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.06%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.32%.

WorkSimpli was ranked in the top 25,000 websites globally, with more than 56 million registrants. Since its launch, WorkSimpli has converted or edited over 276 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 281,000 active subscriptions as of December 31, 2023.

Customers

Our customer base includes men and women seeking virtual primary care and virtual medical treatment for hair loss, men’s sexual health issues, dermatology, allergy, asthma and weight loss. No single customer accounted for more than 10% of net sales for the years ended December 31, 2023 and 2022.

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare company in 2018, with a compounded annual growth rate in revenue of nearly 87% since 2020 and revenue growth of 28% in 2023 as compared to 2022. We believe this validates our significant long-term investments in developing our human capital, technology, brand-awareness, omni-channel marketing and operations infrastructure. We will continue to make wise investments in differentiated telehealth service offerings and in initiatives that will enhance the experience our patients have with our platform.

We plan to continue to build a robust operational infrastructure to enable us not only to provide better patient care, but also to drive better unit economics for our business supported by strong retention of our patient subscriber base. While we are proud of our accomplishments to date, we believe the most exciting opportunities for our growth lie ahead. We intend to focus on the following areas to help us achieve this growth:

Acquire new patients. We are focused on continuing to drive the acquisition of new patients through our performance marketing platform and increased brand visibility across highly scalable marketing channels. There remains a large underserved market within primary care, weight loss, hair loss, erectile dysfunction, men’s and women’s health, dermatology and hormonal health into which we intend to continue to aggressively scale our business in 2024 and beyond. We believe the largest opportunity to accelerate new patient growth is in our weight management program given the potential increase in availability of GLP-1 medications through expanded insurance coverage and new growth channels from partnerships such as with Medifast.

Leverage cross-selling capabilities within our existing customer base. Given our diverse service offering, we believe there is a significant opportunity to cross sell to our existing customer base. Specifically, we have had success in cross selling our weight management program to our RexMD customers. In addition, we believe other cross-selling opportunities include cross-selling lab-and-medically-supported hormone therapy programs to our RexMD and NavaMD customers. These cross-selling initiatives should assist in strengthening patient retention rates and revenue growth.

Expand our offering of services and products. We are committed to providing best-in-class services and products and to adding new offerings for our patients and customers. For example, we are building an in-house pharmacy capability to better meet the needs of our patients.

Launch commercial insurance programs followed by Medicare. In 2024, we expect to have our affiliated medical group fully enrolled as an in-network provider participating in major commercial insurance plans with the ability to accept coverage in 10 states. As commercial insurance becomes more embedded within our offerings, out-of-pocket cost of our services to our patients should be lower and result in higher patient satisfaction and retention. Additionally, we are building an industry-leading compliance infrastructure for Medicare participation. We believe that participation in commercial and government insurance programs will bolster significant growth for LifeMD.

Increase our enterprise partnerships. In 2023, we executed several collaborations to further leverage our affiliated medical group, add another channel to acquire new patients and generate licensing fees. These partnerships included agreements with the following: (1) Medifast, the health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA®, to integrate LifeMD’s telehealth platform and GLP-1 offering for medically qualified patients with OPTAVIA’s healthy lifestyle solution, (2) ASCEND Therapeutics, a leader in the hormonal and women’s health markets, which allows ASCEND to leverage LifeMD’s telehealth platform, data capabilities and healthcare marketing expertise to support its products, and (3) IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, to leverage our telehealth infrastructure in partnership with IQVIA’s comprehensive commercialization solutions. We expect to execute additional partnership opportunities in the future.

Competition

The markets we serve are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in virtual primary care, weight loss, men’s and women’s health, dermatology and allergy. We also compete with traditional mass merchandisers, drug store chains, and independent pharmacies. Key to retaining and growing our position in the market is taking a patient-centric approach to telehealth, with a strong emphasis on the quality of care we deliver to our patients. Our human capital and know-how, proprietary technology platform and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

○	An affiliated 50-state medical group dedicated to the ongoing healthcare needs of our patients.

○	Industry leading, proprietary telehealth platform capable of supporting the delivery of complex primary care and the treatment of a broad range of chronic conditions.

○	An in-house patient service and call center dedicated to providing patient care and customer support to our rapidly growing subscriber base.

○	Robust CRM, patient acquisition and retention capabilities supported by real-time data analytics leveraging best-in-class technologies including artificial intelligence (“AI”).

○	A compliance-first mindset ensuring patients have access to their clinical data through a full scale EMR system while ensuring we adhere to strict compliance standards.

High-Quality Care

Our telehealth platform is designed to give patients more control over their healthcare spending, greater convenience in how and when they pursue or receive care and better outcomes as hurdles to healthcare services are removed for the care or medications they need. We are committed to delivering exceptional care that is convenient and affordable. This is achieved through our provider network, including affiliated, full-time doctors and nurse practitioners, in addition to an internal patient care center launched in November 2020 and staffed by LifeMD employees. The patient care center includes approximately 104 employees and is led by an experienced operations and customer experience team. We believe the hands-on capabilities of the patient care center, supported by our technology platform, will continue to drive high levels of patient satisfaction like we have today.

Technology Platform

Our telehealth technology platform is continually optimized as we scale up to serve more patients, and this flexible infrastructure can be repurposed for a variety of existing or future telehealth offerings. Further, this platform allows for rapid development and the scale up of new telehealth offerings as we identify attractive opportunities. Additional key capabilities of this platform include proprietary staffing algorithms for case-load balancing, full CRM functionality, integration with an affiliated 50-state physician network, national third-party pharmacy network, fully integrated EMR system, synchronous and asynchronous communications, and more.

Intellectual Property

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection and confidentiality, patents, and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials from third- parties, and we rely on those third-parties to defend their proprietary rights, copyrights, and technologies.

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

Since we receive, use, transmit, disclose and store personal information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”). The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and afford such consumers abilities to opt-out of certain sales or sharing of personal information. Legislation similar to the CCPA has been adopted in thirteen other states, with similar privacy and data security laws currently proposed in more than half of the states in the U.S. and various federal legislative drafts in the U.S. Congress.

Several states have also adopted or proposed consumer health data privacy legislation. For example, the Washington State My Health My Data Act (“MHMDA”) passed on April 27, 2023 and takes effect on March 31, 2024. The MHMDA creates new obligations with respect to companies’ processing consumer health data not subject to HIPAA that limits, and in some cases, requires consumers to provide opt-in consent to the collection, processing, and sharing consumer health information for certain purposes. The existence of myriad comprehensive privacy laws and consumer health data privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions, litigation, or otherwise incur liability for noncompliance, and may limit our ability to process data for certain purposes. Aspects of these comprehensive privacy laws and consumer health data privacy laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

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

Human Capital

As of December 31, 2023, we employed 232 employees, of which 207 were full-time, 4 were part-time, and 21 were temporary employees. Of our total employees, 104 were based at our patient care center in Greenville, SC. We use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $17.8 million and $45.0 million in the years ended December 31, 2023 and 2022, respectively. We expect our costs will increase in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

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

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The COVID-19 pandemic increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our telehealth platform, as well as on our ability to continue to grow our existing business and expand into new indications. Negative publicity concerning our platform or brands, or the telehealth market as a whole, could limit market acceptance of our offerings. If our customers do not perceive the benefits of our telehealth products and services, or if our products do not drive customer retention, then our market may not develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns, negative publicity regarding patient confidentiality and privacy in the context of telehealth, and resistance from third party payors could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based medical consultations with providers, and applicable pharmaceutical products prescribed by the providers for specific medical conditions. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations and prescription and non-prescription medication for additional conditions. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. We may use technologies such as generative artificial intelligence (“AI”) to help us develop and market new products. Despite our best efforts, AI may generate content that is not relevant or useful to our users and can subject us to risks related to inaccurate content, discrimination, intellectual property infringement or misappropriation, data privacy and cybersecurity breaches, among others. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

The prescription prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. We do not control the pricing strategies of drug manufacturers, wholesalers and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies and drug manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these pricing structures. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles.

Our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition and results of operations. For example, changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business.

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

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional drug manufacturers, healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional drug manufacturers and healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do, and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

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

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $119.0 million for the year ended December 31, 2022 to $153.0 million for the year ended December 31, 2023. Our number of full-time employees has increased significantly over the last few years, from 56 employees as of December 31, 2020 to 207 employees as of December 31, 2023. We anticipate that we will continue to significantly expand our operations and headcount in the near term as we continue to scale domestically. We also anticipate entering the international market to meet perceived demand for our offerings. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate.

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

We face risk that may arise from acquisitions, investments and collaborations, which could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully consummate these transactions, our results of operations and prospects could be harmed.

We may continue to pursue inorganic methods of growth, including strategic acquisitions and mergers and collaborations, to add complementary or strategic companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates and strategic partners can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology, or partnering with another company, may create unforeseen operating difficulties and expenditures.

Acquisitions and collaborations could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any transactions we announce could be viewed negatively by customers, providers, partners, suppliers, or investors. Additionally, competition within our industry for acquisitions of business, technologies, and assets, and for collaborations, may become intense. Even if we are able to identify an acquisition or collaboration that we would like to consummate, we may not be able to complete the transaction on commercially reasonable terms or the target may be acquired by, or partner with, another company. We may enter into negotiations for transactions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute transactions successfully, we may not be able to realize the benefits of these transactions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and results of operations.

In recent years, the U.S. and other significant markets have experienced inflationary pressures and cyclical downturns, and worldwide economic conditions remain uncertain. This has been the case in 2023. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our offerings and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers. Inflationary pressures may lead to increases in the cost of our products, freight, overhead costs or wage rates and may adversely affect our operating results. Sustained inflationary pressures may have an adverse effect on our ability to maintain current levels of gross profit if we are unable to offset such higher costs through price increases.

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

Due to COVID-19, telehealth has seen a steep increase in use across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know if this relaxation of regulatory barriers resulting from COVID-19 will remain or for how long. There is renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If customer adoption of telehealth generally, or our platform in particular materially decreases after the COVID-19 pandemic, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

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

Our services involve the storage and transmission of customers’ and our vendors’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, consumers, customers, and others, as well as the personal information (including health information and other sensitive information as defined under applicable laws) of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive consumer or partner data (including personal information), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customers, vendors, or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors (if applicable); our contractual relationships with LifeMD PC, other third-party providers, vendors, and customers; our marketing activities; and other aspects of our operations. Of particular importance are: (1) the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services; (2) the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation, or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing, or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act; and (3) the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

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

We also publish statements to our customers through our privacy policy consent to telehealth, and terms and conditions, that describe how we handle health information or other PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices. Similarly, the failure to adequately secure personal information may be deemed an unfair trade practice under state and federal consumer protection laws and may violate consumer privacy laws. In each case, violations of these laws could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices and multiple U.S. states have passed comprehensive consumer privacy laws and consumer health privacy laws over the last three years. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public and regulatory scrutiny.

For example, the CCPA and thirteen other state consumer privacy laws require, among other things, covered companies to provide certain disclosures to California consumers and afford such consumers new abilities to opt-out or sharing of personal information and limit the use of sensitive information, including health information. Similar legislation has been proposed or adopted in other states. Furthermore, Washington State’s MHMDA creates new data processing requirements specifically for consumer health data that is not subject to HIPAA, limiting how organizations may use a wide range of consumers’ health-related data, and requiring changes to how impacted organizations obtain consent and authorization to collect, process, and share such information. Aspects of the CCPA, the MHMDA, other comprehensive privacy laws, consumer health data privacy laws, and regulations, as well as their enforcement, remain unclear, and we may be required to modify our internal compliance and data-use practices in an effort to comply with them.

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

We are subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

From time to time, we are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

As of December 31, 2023, the Company had total liabilities of $52.9 million. As of December 31, 2023, we had availability of $53.3 million under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf, after giving effect to letters of credit and borrowing base limitations. We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

We have identified a material weakness in our internal control over financial reporting.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of December 31, 2023 because of material weaknesses and our independent registered public accounting firm expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023. See Part II, Item 9A., “Controls and Procedures”. We are, however, addressing this issue and remediating our material weaknesses. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm continues to identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. It could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

We are in a capital intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock and preferred stock. We are currently authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Additionally, the Board of Directors may subsequently approve increases in authorized common stock and preferred stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our already outstanding common stock and preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares or preferred shares, or the perception that such issuance could occur, could adversely affect the prevailing market price of our already outstanding common stock and preferred stock. A decline in the price of our common shares or preferred shares could make it more difficult to raise funds through future offerings of our preferred shares, common shares or securities convertible into common shares.

We have significant numbers of warrants and stock options outstanding, and incentive awards outstanding under our Amended and Restated 2020 Equity and Incentive Plan. To the extent that any of the outstanding warrants and options described above are exercised, dilution, to the interests of our stockholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the common stock with a resulting dilution in the interest of the other holders of common stock. The existence of such warrants and options may adversely affect the market price of our common stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented a program designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

The program is managed and monitored by a dedicated security team, which is led by our Vice President of Information Security and includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. Cybersecurity incidents are escalated to management when they meet pre-defined severity and impact criteria and to the Board of Directors for major events. Mitigation and remediation are monitored by tracking progress, providing regular updates, and measuring key metrics. The Company continues to formalize its cybersecurity policies and procedures.

Our Vice President of Information Security, who reports directly to the Chief Technology Officer and has over 20 years of experience working in information technology and information security, including more than two years at the Company, together with our Compliance Team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us or is reasonably likely to do so, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Our Business and Industry.”

The Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board of Directors receives regular updates on cybersecurity and information technology matters and related risk exposures from members of the senior leadership team.

ITEM 2. PROPERTIES

All of our facilities are leased domestically including an office space located in Puerto Rico, a U.S. territory. The Company’s headquarters are located in New York, New York for which the lease expires in 2025. We operate a marketing and sales center in Huntington Beach, California for which the lease expires in 2024 and a patient care center in Greenville, South Carolina for which the lease expires in 2024. Additionally, we lease warehouse space in Lancaster, Pennsylvania for which the lease expires in 2024. Our majority-owned subsidiary, WorkSimpli leases office space in Puerto Rico for which the lease expires in 2024.

Leased premises range from approximately 1,000 to 14,000 square feet with monthly rents ranging from $1,700 per month to $34,400 per month.

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

Approximate Number of Equity Security Holders

As of March 8, 2024, there were approximately 304 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Global Market on March 8, 2024 was $8.00. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

Other than any sales that were already disclosed under a Current Report on Form 8-K or a Quarterly report on Form 10-Q during the year ended December 31, 2023, there have been no sales of unregistered securities by the Company as of such date except for 543,000 restricted stock awards and 15,000 stock options granted to employees.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2023, as compared to the fiscal year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

LifeMD, Inc. is a direct-to-patient telehealth company with a portfolio of health and wellness brands. Our subscriptions and products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products through third party partner channels. We market branded and generic prescription drugs that are then sold and shipped online directly to consumers in all 50 states and the District of Columbia and Puerto Rico. We have also established a 50-state medical group that provides virtual consultations to our patients. Since inception, we have treated approximately 854,000 customers and patients nationwide. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider, us and pharmacy.

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth.

Developments in 2023

Key developments in our business during 2023 are described below:

Medifast Collaboration and Private Placement

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast will utilize the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications, which are a class of medications that mainly help manage blood sugar (glucose) levels in people with Type 2 diabetes but can also treat obesity. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, and the remainder is to be paid in two $2.5 million installments on March 31, 2024 and June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones) (the “Medifast Collaboration”).

In addition, in connection with the Medifast Collaboration, the Company entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million. The Company granted Jason Pharmaceuticals the right, for a period contemporaneous with the ongoing collaboration, to appoint one non-voting observer to the Board of Directors of the Company, entitled to attend Board meetings.

Series B Preferred Stock Conversion

On July 10, 2023 and August 14, 2023, PA001 Holdings, LLC (“PA001 Holdings”), the holder of the Company’s Series B Preferred Stock, elected to convert 2,275 and 1,225 shares, respectively, of the Company’s Series B Preferred Stock into common stock, at a price of $3.25 per share of Series B Preferred Stock, pursuant to the terms of the Securities Purchase Agreement dated August 28, 2020 (the “PA001 Securities Purchase Agreement”). The conversion was calculated based on the original issuance price of the Series B Preferred Stock plus all accrued dividends to date. The conversion resulted in 1,010,170 and 550,694 shares of the Company’s common stock issued to PA001 Holdings, on July 12, 2023 and August 15, 2023, respectively. In connection with the PA001 Securities Purchase Agreement, the Company and PA001 Holdings entered into a registration rights agreement pursuant to which the Company agreed to register the shares of the Company’s common stock underlying the Series B Preferred Stock and associated warrants.

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million.

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis, resulting in 79,330 shares of the Company’s common stock issued.

As of December 31, 2023, there was $19 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Amendment to the Cleared Stock Purchase Agreement

On February 4, 2023, the Company entered into the First Amendment (the ‘Cleared First Amendment”) to the Stock Purchase Agreement, dated January 11, 2022, between the Company and the sellers of Cleared (the “Cleared Stock Purchase Agreement”). The Cleared Stock Purchase Agreement was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing, with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3—Acquisitions to our consolidated financial statements included in this report). The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023, (4) 117,583 shares on October 17, 2023 and (5) 95,821 shares on January 16, 2024.

WorkSimpli Software Capitalization Update

Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, Conversion Labs PR’s ownership interest in WorkSimpli increased to 74.06%. On June 30, 2023, WorkSimpli’s Chief Operating Officer, exercised her option agreement (the “WorkSimpli COO Option Agreement”) to purchase 889 membership interest units of WorkSimpli for an exercise price of $1.00 per membership interest unit. Following the exercise of the WorkSimpli COO Option Agreement, Conversion Labs PR decreased its ownership interest in WorkSimpli from 74.06% to 73.32%.

2020 Equity and Incentive Plan

On January 8, 2021, the Company approved the 2020 Equity and Incentive Plan (the “2020 Plan”). The 2020 Plan is administered by the Compensation Committee of the Board and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units.

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares.

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by an additional 1,500,000 shares. As of December 31, 2023, the 2020 Plan, as amended and restated, provided for the issuance of up to 4,950,000 shares of Common Stock. Remaining authorization under the 2020 Plan, as amended and restated, was 61,611 shares as of December 31, 2023.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Our financial results for the year ended December 31, 2023 are summarized as follows in comparison to the year ended December 31, 2022:

	December 31, 2023		December 31, 2022
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$98,152,919	64.34%	$82,649,845	69.43%
WorkSimpli revenue, net	54,394,087	35.66%	36,383,675	30.57%
Total revenue, net	152,547,006	100.00%	119,033,520	100.00%
Cost of telehealth revenue	17,480,533	11.46%	17,843,754	14.99%
Cost of WorkSimpli revenue	1,419,931	0.93%	824,274	0.69%
Total cost of revenue	18,900,464	12.39%	18,668,028	15.68%
Gross profit	133,646,542	87.61%	100,365,492	84.32%
Selling and marketing expenses	76,451,466	50.12%	78,369,430	65.84%
General and administrative expenses	51,694,232	33.89%	46,960,782	39.45%
Other operating expenses	6,297,321	4.13%	6,717,795	5.64%
Customer service expenses	7,632,283	5.00%	5,033,468	4.23%
Development costs	6,060,513	3.97%	2,970,202	2.50%
Goodwill and intangible asset impairment charges	-	-%	8,862,596	7.45%
Change in fair value of contingent consideration	-	-%	(5,101,000)	(4.29)%
Total expenses	148,135,815	97.11%	143,813,273	120.82%
Operating loss	(14,489,273)	(9.50)%	(43,447,781)	(36.50)%
Interest expense, net	(2,596,586)	(1.70)%	(1,275,946)	(1.07)%
(Loss) gain on debt extinguishment	(325,198)	(0.21)%	63,400	0.05%
Loss from operations before income taxes	(17,411,057)	(11.41)%	(44,660,327)	(37.52)%
Income tax provision	(428,000)	(0.28)%	(360,700)	(0.30)%
Net loss	(17,839,057)	(11.69)%	(45,021,027)	(37.82)%
Net income attributable to non-controlling interest	2,756,935	1.81%	514,632	0.43%
Net loss attributable to LifeMD, Inc.	(20,595,992)	(13.50)%	(45,535,659)	(38.25)%
Preferred stock dividends	(3,106,250)	(2.04)%	(3,106,250)	(2.61)%
Net loss attributable to common stockholders	$(23,702,242)	(15.54)%	$(48,641,909)	(40.86)%

Total revenue, net. Revenues for the year ended December 31, 2023 were approximately $152.5 million, an increase of 28% compared to approximately $119.0 million for the year ended December 31, 2022. The increase in revenues was attributable to both the increase in telehealth revenue of 19% and an increase in WorkSimpli revenue of 50%. Telehealth revenue accounts for 64% of total revenue and has increased during the year ended December 31, 2023 due to an increase in online sales demand primarily for LifeMD virtual primary care which experienced an increase in revenue of approximately $11.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, Medifast Collaboration revenue and a decrease in product refunds and rebates. WorkSimpli revenue accounts for 36% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Total cost of revenue. Total cost of revenue consists of (1) the cost of telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 1% to approximately $18.9 million for the year ended December 31, 2023 compared to approximately $18.7 million for the year ended December 31, 2022. The combined cost of revenue increase was due to an increase in WorkSimpli sales volume partially offset by improved pricing on telehealth costs during the year ended December 31, 2023 when compared to the year ended December 31, 2022. Telehealth costs decreased to 18% of associated telehealth revenues during the year ended December 31, 2023, from 22% of associated telehealth revenues during the year ended December 31, 2022 primarily due to improved pricing on pharmacy fulfillment costs and shipping. WorkSimpli costs increased to 3% of associated WorkSimpli revenues during the year ended December 31, 2023, from 2% of associated WorkSimpli revenues during the year ended December 31, 2022.

Gross profit. Gross profit increased by approximately 33% to approximately $133.6 million for the year ended December 31, 2023 compared to approximately $100.4 million for the year ended December 31, 2022. Gross profit as a percentage of revenues was 88% for the year ended December 31, 2023 compared to 84% for the year ended December 31, 2022. Gross profit as a percentage of revenues for telehealth was 82% for the year ended December 31, 2023 compared to 78% for the year ended December 31, 2022, and for WorkSimpli was 97% for the year ended December 31, 2023 compared to 98% for the year ended December 31, 2022. The increase in sales volume for both telehealth and WorkSimpli, Medifast Collaboration revenue, improved pricing and a decrease in product refunds and rebates have contributed to the increase in gross profit.

Total expenses. Operating expenses for the year ended December 31, 2023 were approximately $148.1 million, as compared to approximately $143.8 million for the year ended December 31, 2022. This represents an increase of 3%, or $4.3 million. The increase is primarily attributable to:

(i)	General and administrative expenses: During the year ended December 31, 2023, stock-based compensation was $12.5 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $13.7 million for the year ended December 31, 2022. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the year ended December 31, 2023, the Company had an increase of approximately $4.7 million in general and administrative expenses, primarily related to increases in compensation costs and WorkSimpli dividends paid during the year ended December 31, 2023.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the year ended December 31, 2023, the Company had an increase of approximately $2.6 million, or 52%, primarily related to increases in infrastructure costs and headcount in the Company’s customer service department.

(iii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the year ended December 31, 2023, the Company had an increase of approximately $3.1 million, or 104%, primarily resulting from technology platform improvements and amortization expenses.

(iv)	Change in fair value of contingent consideration: During the year ended December 31, 2022, the Company recorded a $5.1 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections and the removal of all earn-out payments payable by the Company from the terms of the Cleared First Amendment.

These increases in operating expenses were partially offset by decreases in the following:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the year ended December 31, 2023, the Company had a decrease of approximately $1.9 million, or 2%, in selling and marketing costs as a result of a Company-wide strategic reduction in costs and alignment of sales and marketing initiatives to drive the Company’s recurring revenue subscription-based sales model.

(ii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the year ended December 31, 2023, the Company had a decrease of approximately $420 thousand, or 6%, primarily related to decreases in office supplies and software subscriptions.

(iii)	Goodwill impairment charge: During the year ended December 31, 2022, the Company recorded an $8.9 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, notes payable and the Series B Preferred Stock for the year ended December 31, 2023 and interest expensed on the Company’s notes payable and Series B Convertible Preferred Stock for the year ended December 31, 2022. Interest expense increased by approximately $1.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to interest expensed on the Avenue Facility during the year ended December 31, 2023.

(Loss) gain on debt extinguishment. The Company recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan during the year ended December 31, 2023 due to a prepayment penalty and various fees associated with the CRG Financial loan. The Company recorded a $63 thousand gain on debt forgiveness of Paycheck Protection Program (“PPP”) loans during the year ended December 31, 2022.

Working Capital

	December 31, 2023	December 31, 2022
Current assets	$42,604,267	$11,311,357
Current liabilities	34,781,724	31,374,151
Working capital (deficit)	$7,822,543	$(20,062,794)

Working capital increased by approximately $27.9 million during the year ended December 31, 2023. The increase in current assets is primarily attributable to an increase in cash of approximately $29.2 million as a result of the Avenue Facility and the Medifast Collaboration and Private Placement and an increase in accounts receivable of $2.4 million. Current liabilities increased by $3.4 million, which was primarily attributable to an increase in deferred revenue of $3.3 million and an increase in accounts payable and accrued expenses of $2.7 million, partially offset by a decrease in notes payable of $2.5 million.

Liquidity and Capital Resources

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$8,820,232	$(22,935,149)
Net cash used in investing activities	(8,733,284)	(13,905,733)
Net cash provided by (used in) financing activities	29,100,820	(528,200)
Net increase (decrease) in cash	29,187,768	(37,369,082)

Net cash provided by operating activities was approximately $8.8 million for the year ended December 31, 2023, as compared with net cash used in operating activities of approximately $22.9 million for the year ended December 31, 2022. The increase in net cash provided by operating activities was primarily related to the decrease in the Company’s net loss of $27.2 million to $17.8 million for the year ended December 31, 2023, as compared with $45.0 million for the year ended December 31, 2022. Other significant factors contributing to net cash provided by operating activities during the year ended December 31, 2023, include $12.5 million in non-cash stock-based compensation charges, $6.9 million in non-cash depreciation and amortization, a net increase in accounts payable, accrued expenses and other operating activities of $5.1 million, an increase in deferred revenue of $3.3 million and a $325 thousand loss on debt extinguishment. The significant factors contributing to the net cash used in operating activities during the year ended December 31, 2022, include $13.7 million in non-cash stock-based compensation charges, $8.9 million in non-cash goodwill and intangible asset impairment charges related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections and $3.8 million in non-cash depreciation and amortization, partially offset by a $5.1 million reduction to the Cleared contingent consideration as a result of the remeasurement of the fair value. Additionally, an increase in inventory of $2.2 million due to the timing of purchases, an increase in accounts receivable of $2.2 million and a decrease in accrued expenses and other operating activities of $2.2 million excluding noncontingent payments to Cleared contributed to net cash used in operations for the year ended December 31, 2022. These factors contributing to net cash used in operations were partially offset by an increase in deferred revenue of $4.0 million due to increased sales for products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product and accounts payable of $1.3 million as a result of the Company extending payables and credit terms with vendors.

Net cash used in investing activities for the year ended December 31, 2023 was approximately $8.7 million, as compared with net cash used in investing activities of $13.9 million for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023 was primarily due to cash paid for capitalized software costs of approximately $8.4 million, cash paid for the purchase of equipment of $204 thousand and cash paid for the purchase of intangible assets of approximately $149 thousand. Net cash used in investing activities for the year ended December 31, 2022 was primarily due to cash paid for capitalized software costs of approximately $8.5 million, cash paid for the purchase of the ResumeBuild brand of approximately $4.0 million, cash paid for the Cleared acquisition of approximately $1.0 million and cash paid for the purchase of equipment of $367 thousand.

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $29.1 million as compared with net cash used in financing activities of approximately $528 thousand for the year ended December 31, 2022. During the year ended December 31, 2023, net cash provided by financing activities consisted of: (1) $19.5 million in net proceeds received from the Avenue Facility, (2) $10 million in proceeds received from the Medifast Private Placement, (3) $6.2 million in net proceeds received from the sale of common stock under the ATM Sales Agreement (as defined below), (4) $2.3 million in proceeds received from notes payable and (5) $95 thousand in proceeds received from the exercise of stock options. These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $5.1 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $3.1 million, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $313 thousand, net payments made related to adjustments in the membership interest units of WorkSimpli of approximately $306 thousand, and distributions to non-controlling interest of $144 thousand. During the year ended December 31, 2022, net cash used in financing activities consisted of preferred stock dividends of $3.1 million, repayment of notes payable of $169 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of $156 thousand and distributions to non-controlling interest of $144 thousand. These decreases were partially offset by proceeds from notes payable of $2.9 million, proceeds from the exercise of options and warrants of $129 thousand and proceeds received from the sale of a portion of the Company’s membership interest in WorkSimpli of $12 thousand.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 9—Leases to our consolidated financial statements included in this report. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies, or that financing will be available or, if available, that such financing will be available under favorable terms.

On December 11, 2023, the Company entered into a collaboration with Medifast. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, and the remainder is to be paid in two $2.5 million installments on March 31, 2024 and June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones). See “Medifast Collaboration and Private Placement” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, in connection with the Medifast Collaboration, on December 11, 2023, the Company entered into a stock purchase agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in the Medifast Private Placement, at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million.

On March 21, 2023, the Company entered into and closed on the Avenue Credit Agreement, and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. As of December 31, 2023, there was $19 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. At December 31, 2023, the interest rate was 13.25%. Payments are interest only until November 2024. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment due to a prepayment penalty and various fees associated with the CRG Financial loan. As of both December 31, 2023 and 2022, the outstanding balance was $0 related to the CRG Financial loan.

During the year ended December 31, 2023, the Company received proceeds of $348 thousand under a 10-month financing agreement with Arthur J. Gallagher Risk Management Services, LLC. The terms of the agreement include finance fees in the amount of $13 thousand. As of December 31, 2023 and 2022, the outstanding balance was $217 thousand and $0, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of December 31, 2023 and 2022, the outstanding balance was $111 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet. The outstanding balance as of December 31, 2023 was repaid in January 2024.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of December 31, 2023 and 2022, the outstanding balance was $0 and $1.821 million, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of December 31, 2023, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf.

The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected continued improvement in its cash burn rate over the next 12 months and positive operating cash flows during the year ended December 31, 2023, (3) positive working capital of $7.8 million as of December 31, 2023, (4) $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf, (5) current cash balance of approximately $26.4 million as of the filing date, (6) management’s ability to curtail expenses, if necessary, and (7) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company already evidenced by the Medifast Collaboration and Private Placement noted above.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this report. We believe that these accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Other Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on January 1, 2024. The Company does not expect the application of ASU 2023-07 to have a material impact to its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will become effective for the Company beginning on January 1, 2025. The Company does not expect the application of ASU 2023-09 to have a material impact to its consolidated financial statements and related disclosures.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies during the year ended December 31, 2023 that constituted material weaknesses:

●	Ineffective design, implementation, and operation of controls over program change management, user access and vendor management to ensure:

(i)	information technology (“IT”) program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency;
(ii)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems; and
(iii)	key third-party service provider Systems and Organizational Controls (“SOC”) reports were obtained and reviewed.

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement from:

(i)	insufficient evidence to verify the completeness and accuracy of manually generated Information Produced by the Entity (“IPE”) and system generated IPE; and
(ii)	insufficient evidence of formal review and approval procedures of key information utilized in the performance of the control.

Management is in the process of remediating these identified material weaknesses.

Management’s Plan to Remediate the Material Weakness

To remediate the identified material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan. The Company has taken the following remediation steps during the year ended December 31, 2023:

(i)	engaged an independent third-party consulting firm to conduct internal control walkthroughs and testing and to provide assistance with deficiency remediation;
(ii)	prepared risk assessments of our financial statement accounts in accordance with the COSO 2013 Framework;
(iii)	developed risk and control matrices for critical internal control processes supporting internal control over financial reporting;
(iv)	created key process flowcharts, including documentation of key and compensating controls;
(v)	assessed the design and operating effectiveness of our controls;
(vi)	identified control gaps and weaknesses in the design and operating effectiveness of our controls;
(vii)	implemented a ticketing system for user provisioning, modifications, and termination;
(viii)	formalized information technology change management processes and retention of audit documentation;
(ix)	established policies and procedures related to system backups and monitoring, software development life cycle and cybersecurity;
(x)	started to formalize user access and change management reviews as well as SOC report reviews for in-scope third-party systems; and
(xi)	summarized our control deficiencies identified to date.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The other remediation actions planned include:

(i)	continue to formalize accounting and financial reporting policies and procedures including entity-level controls and segregation of duties review and analysis;
(ii)	maintain evidence of the completeness and accuracy of manually generated IPE and system generated IPE;
(iii)	enhance documentation and evidence of review of controls; and
(iv)	continue to formalize user access and change management reviews as well as SOC report reviews for in-scope third-party systems.

The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

These material weaknesses did not result in a misstatement of the company’s financial statements; however, they could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Attestation Report of Independent Registered Public Accounting Firm

Marcum, LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2023 that materially affected our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION

On March 9, 2024, the Company and its Chief Operating Officer, Brad Roberts, agreed to a mutual separation effective March 8, 2024.  Mr. Roberts will continue to serve as an advisor to the Company for a period of 18 months.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors standing for election at our 2024 Annual Meeting of Stockholders is incorporated by reference to the information under the caption “Proposal 1: Election of Directors,” in the proxy statement to be filed within 120 days of our fiscal year end (the “Proxy Statement”).

Information regarding our Audit Committee and Audit Committee financial experts is incorporated by reference to the information under the caption “Corporate Governance – Board Committees” in the Proxy Statement.

Information regarding our executive officers is incorporated by reference to the information under the caption “Corporate Governance – Executive Officers” in the Proxy Statement.

Information regarding our Code of Ethics is incorporated by reference to the information under the caption “Corporate Governance – Code of Ethics” in the Proxy Statement.

Information regarding delinquent Section 16 reports filed in 2023 is incorporated by reference to the information under the caption “Corporate Governance – Delinquent Section 16 Reports” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding our equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence is incorporated by reference to the information under the caption “Corporate Governance – Determination of Director Independence” in the Proxy Statement.

Information regarding related transactions is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Audit Related Matters” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	1/12/2022
2.2	Amendment to Stock Purchase Agreement, dated as of February 4, 2023, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	2/10/2023
2.3	Asset Purchase Agreement, dated as of January 13, 2022, by and between WorkSimpli Software LLC and East Fusion FZCO	8-K	2.1	2/22/2022
2.4	Promissory Note dated as of October 19, 2021, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.2	2/22/2022
2.5	First Addendum, dated as of February 14, 2022, to Promissory Note, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.3	2/22/2022
2.6	Equity Purchase Guarantee Agreement, dated as of February 14, 2022, by and among Fitzpatrick Consulting LLC, Sean Fitzpatrick and LifeMD, Inc.	8-K	2.4	2/22/2022
2.7	Stock Option Pledge Agreement, dated as of February 12, 2022, by and between Fitzpatrick Consulting LLC and LifeMD, Inc.	8-K	2.5	2/22/2022
2.8	Amendment to Stock Purchase Agreement, dated as of February 4, 2023	8-K	2.1	2/10/2023
3.1	Certificate of Incorporation, As Amended	10-K	3.1	3/22/2023
3.2	Bylaws of Immudyne, Inc., effective April 9, 2018	S-1	3.3	10/18/2012
4.1	Form of Convertible Note	8-K	4.1	8/19/2019
4.2	Form of Warrant	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.6	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.7	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.8	Description of Securities	10-K	4.9	3/7/2021
4.9	Form of Debenture	8-K	4.1	6/3/2021
4.10	Form of Warrant	8-K	4.2	6/3/2021
4.11	Form of Senior Indenture	S-3	4.5	6/8/2021
4.12	Form of Subordinated Indenture	S-3	4.6	6/8/2021
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019	10-Q	10.10	8/14/2019
10.3	Form of Securities Purchase Agreement	8-K	10.1	8/19/2019
10.4	Form of Lock-Up Agreement	8-K	10.2	8/19/2019
10.5	Amended and Restated Promissory Note, dated May 8, 2019 by and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.1	5/13/2019
10.6	Security Agreement, dated May 8, 2019 and between LegalSimpli Software, LLC and Conversion Labs PR LLC	8-K	10.2	5/13/2019
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019	8-K	10.1	7/31/2019
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR	8-K	10.2	7/31/2019
10.9	Operating Agreement of Conversion Labs RX, LLC	8-K	10.1	6/7/2019
10.10	Strategic Partnership Agreement, dated May 31, 2019, by and between Conversion Labs RX, LLC and Specialty Medical Drugstore (d/b/a GoGo Meds)	8-K	10.4	6/7/2019
10.11	Amendment to Kalkstein Consulting Agreement	8-K	10.1	3/20/2019

10.12	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Harborside Advisors, LLC	8-K	10.2	6/7/2019
10.13	Consulting Agreement, dated May 31, 2019, by and between Conversion Labs, Inc. and Happy Walters	8-K	10.3	6/7/2019
10.14	Amendment to Kalkstein Consulting Agreement, by and between Conversion Labs, Inc. and Robert Kalkstein	8-K	10.1	3/20/2019
10.15#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick	8-K	10.1	1/24/2020
10.16#	Employment Agreement by and between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.17	Alpha 2019 Note Repayment and Warrant Amendment	10-Q	10.3	5/19/2020
10.18	Alpha 2018 Warrant Amendment	10-Q	10.4	5/19/2020
10.19	Brio 2019 Note Repayment and Warrant Amendment	10-Q	10.5	5/19/2020
10.20	Brio 2018 Warrant Amendment	10-Q	10.6	5/19/2020
10.21	Form of Purchase Agreement	10-Q	10.7	5/19/2020
10.22	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.23	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.24	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.25	Form of Warrant	8-K	10.2	8/31/2020
10.26	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.27	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.28	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.29	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.30	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.31	Letter from Borgers dated September 28, 2020	8-K	16.1	9/29/2020
10.32	Amended Consulting Agreement	8-K	10.1	9/30/2020
10.33	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.34	Form of Registration Rights Agreement	8-K	10.2	11/4/2020
10.35	Form of Lock-Up Agreement	8-K	10.3	11/4/2020
10.36#	Employment Agreement, dated November 20, 2020 by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.37#	Employment Agreement, dated November 27, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/3/2020
10.38#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.39#	Amended and Restated Employment Agreement, dated December 21, 2020, by and between Conversion Labs, Inc. and Brad Roberts	8-K	10.1	12/28/2020
10.40#	Employment Agreement, dated January 5, 2021, by and between the Company and Bryant Hussey	8-K	10.1	1/11/2021
10.41#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/14/2021
10.42	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021
10.43	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.44	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.45	Amendment to LSS Operating Agreement	8-K	10.4	1/28/2021
10.46	Fitzpatrick Option Agreement	8-K	10.5	1/28/2021
10.47	Pathak Option Agreement	8-K	10.6	1/28/2021
10.48#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/10/2021
10.49	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.50	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.51#	Employment Agreement, dated January 14, 2021, by and between Conversion Labs, Inc. and Corey Deutsch	8-K	10.1	2/4/2021
10.52#	Consulting Service Agreement, dated April 1, 2020, by and between the Company and JLS Ventures, LLC	10-K	10.56	3/30/2021
10.53#	Amended Employment Agreement, dated February 3, 2021, by and between the Company and Corey Deutsch	8-K	10.2	2/3/2021
10.54	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/2021
10.55	Form of Registration Rights Agreement	8-K	10.2	6/3/2021
10.56	Form of Company Security Agreement	8-K	10.3	6/3/2021
10.57	Form of Guarantor Security Agreement	8-K	10.4	6/3/2021
10.58	Form of Guaranty Agreement	8-K	10.5	6/3/2021

10.59	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/2021
10.60#	Employment Agreement, dated June 10, 2021, by and between the Company and Alex Mironov	10-Q	10.8	8/13/2021
10.61#	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2021, by and between the Company and Brad Roberts	10-Q	10.9	8/13/2021
10.62#	Second Amendment to Amended and Restated Employment Agreement, dated June 29, 2021, by and between the Company and Brad Roberts	10-Q	10.11	8/13/2021
10.63#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/2021
10.64#	Renewed Director Agreement, dated July 30, 2021, by and between LifeMD, Inc. and Roberto Simon	8-K	10.1	8/4/2021
10.65#	Non-Qualified Stock Option Agreement by and between the Company and Alexander Mironov, dated June 10, 2021	10-Q	10.14	8/13/2021
10.66#	Director Agreement between LifeMD, Inc. and Naveen Bhatia, dated September 8, 2021	8-K	10.1	9/13/2021
10.67#	Consulting Services Agreement between Naveen Bhatia and LifeMD, Inc., dated September 8, 2021	8-K	10.2	9/13/2021
10.68#	Renewed Director Agreement, dated September 7, 2021, by and between LifeMD, Inc. and John Strawn	10-Q	10.3	11/10/2021
10.69#	Renewed Director Agreement, dated September 21, 2021, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio	10-Q	10.5	11/10/2021
10.70#	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.71#	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.72#	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.73#	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
10.74#	LifeMD, Inc. Amended and Restated 2020 Equity and Incentive Plan	10-K	4.5	3/22/2023
10.75#	Director Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.1	9/20/2022
10.76#	Restricted Stock Award Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.2	9/20/2022
10.77#	Non-Qualified Stock Option Agreement, dated September 14, 2022, between LifeMD, Inc. and Robert Jindal	8-K	10.3	9/20/2022
10.78#	Director Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.1	12/21/2022
10.79#	Restricted Stock Award Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.2	12/21/2022
10.80#	Non-Qualified Stock Option Agreement, dated December 15, 2022, between LifeMD, Inc. and Kate Walsh	8-K	10.3	12/21/2022
10.81#	Employment Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023	10-K	10.82	3/22/2023
10.82#	Restricted Stock Award Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023	10-K	10.83	3/22/2023
10.83#	Director and Officer Indemnification Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023	10-K	10.84	3/22/2023
10.84#	Director Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.1	2/10/2023
10.85#	Restricted Stock Award Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.2	2/10/2023
10.86#	Non-Qualified Stock Option Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.3	2/10/2023
10.87	Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.1	3/23/2023
10.88	Supplement to Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.2	3/23/2023
10.89	Form of Warrant issued to Avenue Venture Opportunities	8-K	10.3	3/23/2023
10.90	Form of Promissory Note issued to Avenue Venture Opportunities	8-K	10.4	3/23/2023

10.91#	Third Amendment to Amended and Restated Employment Agreement, dated June 13, 2023, by and between the Company and Brad Roberts	10-Q	10.1	8/9/2023
10.92#	Restricted Stock Award Agreement dated June 13, 2023 between Brad Roberts and LifeMD, Inc.	10-Q	10.2	8/9/2023
10.93#	Director and Officer Indemnification Agreement between Brad Roberts and LifeMD, Inc. dated June 13, 2023	10-Q	10.3	8/9/2023
10.94#	Consulting Services Agreement, dated June 14, 2023, by and between the Company and Naveen Bhatia	10-Q	10.4	8/9/2023
10.95#	Consulting Services Agreement, dated June 14, 2023, by and between the Company and Robert Jindal	10-Q	10.5	8/9/2023
10.96#	Second Amendment dated June 15, 2023 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.3	6/20/2023
10.97#	Restricted Stock Award Agreement dated June 15, 2023 between Eric Yecies and LifeMD, Inc	8-K	10.4	6/20/2023
10.98#	Director Agreement, dated June 20, 2023 between LifeMD, Inc. and William J. Febbo	8-K	10.1	6/22/2023
10.99#	Restricted Stock Award Agreement, dated June 20, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.2	6/22/2023
10.100#	Non-Qualified Stock Option Agreement, dated June 20, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.3	6/22/2023
10.101#	Consulting Services Agreement, dated May 30, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.4	6/22/2023
10.102	First Amendment dated September 26, 2023 to the Credit Agreement among Avenue Venture Opportunities Fund II, L.P., Avenue Venture Opportunities Fund, L.P. and LifeMD, Inc.	10-Q	1.1	11/8/2023
10.103#	Second Amendment dated July 11, 2023 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.3	7/14/2023
10.104#	Restricted Stock Award Agreement dated July 11, 2023 between Marc Benathen and LifeMD, Inc	8-K	10.4	7/14/2023
10.105#	Amended and Restated First Amendment dated July 26, 2023 to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc.	10-Q	10.3	11/8/2023
10.106#	Restricted Stock Award Agreement dated July 26, 2023 between Nicholas Alvarez and LifeMD, Inc	10-Q	10.4	11/8/2023
10.107#	Employment Agreement dated April 1, 2022 between Justin Schreiber and LifeMD, Inc.	8-K	10.1	11/14/2023
10.108#	First Amendment dated November 13, 2023 to the Employment Agreement between Justin Schreiber and LifeMD, Inc.	8-K	10.2	11/14/2023
10.109#	Restricted Stock Award Agreement dated November 13, 2023 between Justin Schreiber and LifeMD, Inc.	8-K	10.3	11/14/2023
10.110*	Separation Agreement dated March 9, 2024 between Brad Roberts and LifeMD, Inc.
21.1*	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent
24.1*	Powers of Attorney (included on signature page)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	March 11, 2024

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Schreiber, Marc Benathen, Maria Stan, Eric Yecies and each of them severally, his or her true and lawful attorney in fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys in fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)
Date:	March 11, 2024

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
(principal financial officer)
Date:	March 11, 2024

By:	/s/ Maria Stan
Maria Stan
Principal Accounting Officer and Controller
(principal accounting officer)
Date:	March 11, 2024

By:	/s/ Naveen Bhatia
Naveen Bhatia
Director
Date:	March 11, 2024

By:	/s/ Roberto Simon
Roberto Simon
Director
Date:	March 11, 2024

By:	/s/ John Strawn
John Strawn
Director
Date:	March 11, 2024

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director
Date:	March 11, 2024

By:	/s/ Robert Jindal
Robert Jindal
Director
Date:	March 11, 2024

By:	/s/ Joan LaRovere
Joan LaRovere, M.D.
Director
Date:	March 11, 2024

By:	/s/ Will Febbo
Will Febbo
Director
Date:	March 11, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LifeMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LifeMD, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 11, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Capitalized Software Development Costs

Description of the matter

As described in Note 2 to the financial statements, the Company develops software within the scope of both ASC 350-40, Internal-Use Software (“Topic 350”). Costs associated with the application development stage are capitalized. Maintenance and enhancement costs, including costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements that result in added functionality, in which case the costs are capitalized. Capitalized amounts are amortized on a straight-line basis over the estimated useful life of the software.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical matter included:

●	We obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards
●	We tested the mathematical accuracy of the roll forward of capitalized software and related amortization expense.
●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied by performing the following:
●	We inspected underlying documentation and assessed the eligibility of costs for capitalization, to the application of the correct guidance.
●	We evaluated the software implementation timelines and related underlying documentation supporting the capitalization periods for implementation and development amounts as well as the date the costs were placed in service.
●	We inquired of project managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

March 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

LifeMD, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited LifeMD Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:

●	The Company had ineffective design, implementation, and operation of controls over program change management, user access and vendor management controls to ensure:

1) IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency;

2) appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems; and

3) key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including:

3)	Controls with insufficient audit evidence to verify the completeness and accuracy of manually generated IPE (Information Produced by the Entity) and system generated IPE; and

4)	Controls with insufficient audit evidence of formal review and approval procedures of key information utilized in the performance of the control.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the year ended December 31, 2023 consolidated financial statements, and this report does not affect our report dated March 11, 2024 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023 of the Company and our report dated March 11, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

March 11, 2024

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$33,146,725	$3,958,957
Accounts receivable, net	5,277,250	2,834,750
Product deposit	485,850	127,265
Inventory, net	2,759,932	3,703,363
Other current assets	934,510	687,022
Total Current Assets	42,604,267	11,311,357
Non-current Assets
Equipment, net	476,303	476,441
Right of use asset	594,897	1,206,009
Capitalized software, net	11,795,979	8,840,187
Intangible assets, net	3,009,263	3,831,859
Total Non-current Assets	15,876,442	14,354,496
Total Assets	$58,480,709	$25,665,853
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$11,084,855	$10,106,793
Accrued expenses	13,937,494	12,166,509
Notes payable, net	327,597	2,797,250
Current operating lease liabilities	603,180	756,093
Deferred revenue	8,828,598	5,547,506
Total Current Liabilities	34,781,724	31,374,151
Long-term Liabilities
Long-term debt, net	17,927,727	-
Noncurrent operating lease liabilities	73,849	574,136
Contingent consideration	131,250	443,750
Purchase price payable	-	579,319
Total Liabilities	52,914,550	32,971,356
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero and 3,500 shares issued and outstanding, liquidation value approximately, $0 and $1,305 per share as of December 31, 2023 and 2022, respectively	-	4,565,822
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $29.99 and $27.84 per share as of December 31, 2023 and 2022, respectively	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 38,358,641 and 31,552,775 shares issued, 38,255,601 and 31,449,735 outstanding as of December 31, 2023 and 2022, respectively	383,586	315,528
Additional paid-in capital	217,550,583	179,015,250
Accumulated deficit	(214,265,236)	(190,562,994)
Treasury stock, 103,040 and 103,040 shares, at cost, as of December 31, 2023 and 2022, respectively	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity (Deficit)	3,505,372	(11,395,777)
Non-controlling interest	2,060,787	(475,548)
Total Stockholders’ Equity (Deficit)	5,566,159	(11,871,325)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$58,480,709	$25,665,853

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenues
Telehealth revenue, net	$98,152,919	$82,649,845
WorkSimpli revenue, net	54,394,087	36,383,675
Total revenues, net	152,547,006	119,033,520
Cost of revenues
Cost of telehealth revenue	17,480,533	17,843,754
Cost of WorkSimpli revenue	1,419,931	824,274
Total cost of revenues	18,900,464	18,668,028
Gross profit	133,646,542	100,365,492

Expenses
Selling and marketing expenses	76,451,466	78,369,430
General and administrative expenses	51,694,232	46,960,782
Other operating expenses	6,297,321	6,717,795
Customer service expenses	7,632,283	5,033,468
Development costs	6,060,513	2,970,202
Goodwill and intangible asset impairment charges	-	8,862,596
Change in fair value of contingent consideration	-	(5,101,000)
Total expenses	148,135,815	143,813,273
Operating loss	(14,489,273)	(43,447,781)
Interest expense, net	(2,596,586)	(1,275,946)
(Loss) gain on debt extinguishment	(325,198)	63,400
Loss from operations before income taxes	(17,411,057)	(44,660,327)
Income tax provision	(428,000)	(360,700)
Net loss	(17,839,057)	(45,021,027)
Net income attributable to non-controlling interest	2,756,935	514,632
Net loss attributable to LifeMD, Inc.	(20,595,992)	(45,535,659)
Preferred stock dividends	(3,106,250)	(3,106,250)
Net loss attributable to LifeMD, Inc. common stockholders	$(23,702,242)	$(48,641,909)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.70)	$(1.57)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.70)	$(1.57)
Weighted average number of common shares outstanding:
Basic	33,905,155	30,976,455
Diluted	33,905,155	30,976,455

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, December 31, 2021	1,400,000	$140	30,704,434	$307,045	$164,517,634	$(141,921,085)	$(163,701)	$22,740,033	$(1,031,745)	$21,708,288

Stock compensation expense	-	-	306,250	3,062	13,731,552	-	-	13,734,614	-	13,734,614
Exercise of stock options	-	-	90,400	904	89,496	-	-	90,400	-	90,400
Exercise of warrants	-	-	22,000	220	38,280	-	-	38,500	-	38,500
Cashless exercise of stock options	-	-	29,691	297	(297)	-	-	-	-	-
Stock issued for legal settlement	-	-	400,000	4,000	812,000	-	-	816,000	-	816,000
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(173,415)	-	-	(173,415)	185,565	12,150
Net (loss) income	-	-	-	-	-	(45,535,659)	-	(45,535,659)	514,632	(45,021,027)
Balance, December 31, 2022	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)

Stock compensation expense	-	-	978,500	9,785	12,479,558	-	-	12,489,343	-	12,489,343
Cashless exercise of stock options	-	-	74,372	744	(744)	-	-	-	-	-
Cashless exercise of warrants	-	-	79,330	793	(793)	-	-	-	-	-
Exercise of stock options	-	-	37,500	375	94,125	-	-	94,500	-	94,500
Stock issued for noncontingent consideration payments	-	-	1,068,926	10,689	2,557,311	-	-	2,568,000	-	2,568,000
Stock issued for legal settlement	-	-	100,000	1,000	531,000	-	-	532,000	-	532,000
Warrants issued with debt instrument	-	-	-	-	873,100	-	-	873,100	-	873,100
Sale of common stock under ATM, net	-	-	1,009,907	10,099	6,192,560	-	-	6,202,659	-	6,202,659
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Common stock issued to Medifast	-	-	1,224,425	12,244	9,987,756	-	-	10,000,000	-	10,000,000
Series B Preferred Stock conversion	-	-	1,560,864	15,609	5,057,205	-	-	5,072,814	-	5,072,814
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(229,025)	-	-	(229,025)	(76,600)	(305,625)
Net (loss) income	-	-	-	-	-	(20,595,992)	-	(20,595,992)	2,756,935	(17,839,057)
Balance, December 31, 2023	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787	$5,566,159

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,839,057)	$(45,021,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	333,939	-
Amortization of capitalized software	5,424,810	2,681,807
Amortization of intangibles	971,464	926,542
Accretion of consideration payable	167,221	273,822
Depreciation of fixed assets	203,952	161,885
Write-down of inventory	537,685	103,417
Sales return reserve	-	338,193
Loss (gain) on debt extinguishment	325,198	(63,400)
Change in fair value of contingent consideration	-	(5,101,000)
Goodwill and intangible asset impairment charges	-	8,862,596
Deferred income tax provision	-	354,000
Operating lease payments	766,280	546,439
Stock issued for legal settlement	532,000	816,000
Stock compensation expense	12,489,343	13,734,614
Changes in Assets and Liabilities
Accounts receivable	(2,442,500)	(2,192,888)
Product deposit	(358,585)	76,291
Inventory	405,746	(2,183,012)
Other current assets	(247,488)	106,168
Change in operating lease liability	(808,368)	(455,805)
Deferred revenue	3,281,092	4,047,626
Accounts payable	978,062	1,251,037
Accrued expenses	4,678,757	(1,309,968)
Other operating activity	(579,319)	(888,486)
Net cash provided by (used in) operating activities	8,820,232	(22,935,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(8,380,602)	(8,526,205)
Purchase of equipment	(203,814)	(366,633)
Purchase of intangible assets	(148,868)	(4,000,500)
Acquisition of business, net of cash acquired	-	(1,012,395)
Net cash used in investing activities	(8,733,284)	(13,905,733)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	19,466,887	-
Cash proceeds from common stock issued to Medifast	10,000,000	-
Proceeds from notes payable	2,347,691	2,906,000
Sale of common stock under ATM, net	6,202,659	-
Cash proceeds from exercise of warrants	-	38,500
Cash proceeds from exercise of options	94,500	90,400
Preferred stock dividends	(3,106,250)	(3,106,250)
Net payments for membership interest in WorkSimpli	(305,625)	12,150
Contingent consideration payments for ResumeBuild acquisition	(312,500)	(156,250)
Distributions to non-controlling interest	(144,000)	(144,000)
Repayment of notes payable, net of prepayment penalty	(5,142,542)	(168,750)
Net cash provided by (used in) financing activities	29,100,820	(528,200)
Net increase (decrease) in cash	29,187,768	(37,369,082)
Cash at beginning of year	3,958,957	41,328,039
Cash at end of year	$33,146,725	$3,958,957
Cash paid for interest
Cash paid during the period for interest	$2,148,454	$189,000
Non-cash investing and financing activities
Cashless exercise of options	$744	$297
Cashless exercise of warrants	$793	$-
Consideration payable for Cleared acquisition	$-	$8,079,367
Consideration payable for ResumeBuild acquisition	$-	$500,000
Stock issued for noncontingent consideration payments	$2,568,000	$-
Stock issued for debt conversion	$1,000,000	$-
Series B Preferred Stock conversion	$5,072,814	$-
Principal of Paycheck Protection Program loans forgiven	$-	$63,400
Warrants issued for debt instruments	$873,100	$-
Right of use asset	$155,168	$89,595
Right of use lease liability	$155,168	$94,168

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Nature of Business

The Company is a direct-to-patient telehealth company providing a high-quality, cost-effective, and convenient way to access comprehensive, virtual and in-home healthcare. The Company believes the traditional model of visiting a doctor’s office, traveling to a retail pharmacy, and returning for follow up care or prescription refills is complex, inefficient, and costly, and discourages many individuals from seeking medical care. The Company is improving the delivery of healthcare through telehealth with our proprietary technology platform, affiliated-and-dedicated provider network, broad and expanding treatment capabilities, and unique ability to nurture patient relationships. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including urgent and primary care, weight management, sleep, hair loss, men’s and women’s health, hormonal therapy and dermatology, chronic care management and more.

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

In the first quarter of 2022, we launched our virtual primary care offering under the LifeMD brand, LifeMD Primary Care. This offering provides patients with 24/7 access to an affiliated high-quality provider for their primary care, urgent care, and chronic care needs.

In April 2023, we launched our GLP-1 Weight Management program providing primary care, weight loss, holistic healthcare, lab work and prescription services, as appropriate, to patients seeking to access a medically supported weight loss solution.

Business and Subsidiary History

In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli. As a result of various ownership restructurings, the Company’s ownership interest in WorkSimpli is 73.32% as of December 31, 2023. See Note 8 for additional information.

On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology. Under the terms of the agreement, the Company acquired all outstanding shares of Cleared at closing in exchange for a $460 thousand upfront cash payment, and two non-contingent milestone payments for a total of $3.46 million ($1.73 million each on or before the first and second anniversaries of the closing date). The Company purchased a convertible note from a strategic pharmaceutical investor for $507 thousand which was converted upon closing of the Cleared acquisition. The Company also agreed to a performance-based earnout based on Cleared’s future net sales, payable in cash or shares at the Company’s discretion. On February 4, 2023, the Company entered into the First Amendment (the “Cleared First Amendment”) to the Stock Purchase Agreement, dated January 11, 2022, between the Company and the sellers of Cleared (the “Cleared Stock Purchase Agreement”). The Cleared Stock Purchase Agreement was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) removing all “earn-out” payments payable by the Company to the sellers; and (iv) remove certain representations and warranties of the Company and sellers in connection with the transaction (See Note 3). The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023, (4) 117,583 shares on October 17, 2023 and (5) 95,821 shares on January 16, 2024.

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of December 31, 2023, WorkSimpli has paid the Seller approximately $469 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3).

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

Liquidity Evaluation

As of December 31, 2023, the Company has an accumulated deficit approximating $214.3 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through 2024. However, losses have improved significantly, and the Company expects these losses to continue to improve. Additionally, the Company expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies, or that financing will be available or, if available, that such financing will be available under favorable terms.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of December 31, 2023, there was $19 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, and the remainder is to be paid in two $2.5 million installments on March 31, 2024 and June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones) (the “Medifast Collaboration”).

In addition, in connection with the Medifast Collaboration, the Company entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million.

Additionally, on June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of December 31, 2023, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf.

The Company has a current cash balance of approximately $26.4 million as of the filing date.The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to its conclusion that the Company will have sufficient cash over the next 12 months following the date of this report include: (1) its continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the year ended December 31, 2023, (3) positive working capital of $7.8 million as of December 31, 2023, (4) cash on hand of $33.1 million as of December 31, 2023, (5) $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf, (6) management’s ability to curtail expenses, if necessary, and (7) the overall market value of the telehealth industry and how it believes that will continue to drive interest in the Company already evidenced by the Medifast Collaboration and Private Placement noted above.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2023 and 2022, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue for LifeMD PC was approximately $4.3 million and $499 thousand for the year ended December 31, 2023 and 2022, respectively. Total net loss for LifeMD PC was approximately $1.2 million and $5.8 million for the year ended December 31, 2023 and 2022, respectively.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include returns and allowances, stockholders’ equity-based transactions, the capitalization and impairment of capitalized software and impairment of other long-lived assets, estimates to cash flow projections, and liquidity assessment. Actual results could differ from those estimates.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth product revenues approximated $2.1 million and $5.2 million, respectively, during the years ended December 31, 2023 and 2022.

For its LifeMD PC contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and yearly subscriptions dependent upon the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The Company records the revenue over the customer’s subscription period for monthly and yearly subscribers.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $3.3 million and $2.5 million, respectively, during the years ended December 31, 2023 and 2022.

As noted above, on December 11, 2023, the Company entered into the Medifast Collaboration. Pursuant to certain agreements between the parties, Medifast agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, and the remainder is to be paid in two $2.5 million installments on March 31, 2024 and June 30, 2024.

The Company determined the transaction price totaled $10 million, of which $5 million was collected in December 2023. The Company has allocated the total $10 million initial transaction price to three distinct performance obligations. As the Company has completed its first performance obligation related to this agreement, the $5 million payment was fully recognized in the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2023	%	2022	%

Telehealth revenue (excluding collaboration revenue)	$93,152,919	61%	$82,649,845	69%
WorkSimpli revenue	54,394,087	36%	36,383,675	31%
Medifast collaboration revenue	5,000,000	3%	-	-%
Total net revenue	$152,547,006	100%	$119,033,520	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of December 31, 2023 and 2022, the Company has accrued contract liabilities, as deferred revenue, of approximately $8.8 million and $5.5 million, which represent the following: (1) $4.2 million and $0 as of December 31, 2023 and 2022, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers, (2) $2.1 million and $3.0 million as of December 31, 2023 and 2022, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to delivery not commensurate upon shipment of the product and (3) $2.5 million and $2.5 million as of December 31, 2023 and 2022, respectively, related to obligations on WorkSimpli in-process monthly or yearly contracts with customers.

Deferred revenue increased by $3.3 million to $8.8 million as of December 31, 2023 compared to $5.5 million as of December 31, 2022. The increase is primarily due to increased cash payments received in advance of satisfying performance obligations, offset by revenue recognized that had been included in the deferred revenue balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2023, that was included in the deferred revenue balance as of December 31, 2022, was $4.8 million.

The Company expects to recognize $8.8 million of revenue during the year ended December 31, 2024 related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023.

	Year Ended December 31,
	2023	2022
Beginning of period	$5,547,506	$1,499,880
Additions	58,319,435	37,410,617
Revenue recognized	(55,038,343)	(33,362,991)
End of period	$8,828,598	$5,547,506

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the consolidated balance sheets.

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2023 and 2022, the reserve for sales returns and allowances was approximately $528 thousand and $815 thousand, respectively. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the consolidated balance sheets.

Inventory

As of December 31, 2023 and 2022, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of December 31, 2023 and 2022, the Company recorded an inventory reserve in the amount of $356 thousand and $161 thousand, respectively.

As of December 31, 2023 and 2022, the Company’s inventory consisted of the following:

	December 31,
	2023	2022

Finished Goods - Products	$1,898,784	$2,587,370
Raw materials and packaging components	1,216,833	1,276,891
Inventory reserve	(355,685)	(160,898)
Total Inventory - net	$2,759,932	$3,703,363

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2023 and 2022, the Company has approximately $486 thousand and $127 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2023, the Company approximates its implicit purchase commitments to be approximately $63 thousand, of which the vast majority are with two vendors that manufacturer the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2023 and 2022, the Company capitalized a net amount of $11.8 million and $8.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset may be impaired. Goodwill in the amount of $8.0 million was recognized in conjunction with the Cleared acquisition during the year ended December 31, 2022. The Company recorded an $8.0 million goodwill impairment charge during the year ended December 31, 2022 related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections (see Note 3).

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2023 and 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

During the year ended December 31, 2022, the Company had a total of $63 thousand, respectively, of its PPP loans forgiven by the Small Business Administration (“SBA”) (see Note 6). As of December 31, 2023 and 2022, the Company had no remaining PPP loan balance.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli files a tax return in Puerto Rico; WorkSimpli is a limited liability company and files tax returns with any tax liabilities or benefits passing through to its members.

The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2020, remain open to audit by all related taxing authorities.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2023	2022

Series B Preferred Stock	-	1,404,868
RSUs and RSAs	3,556,375	1,743,250
Stock options	2,336,222	3,758,920
Warrants	4,730,607	3,859,638
Convertible long-term debt	671,141	-
Potentially dilutive securities	11,294,345	10,766,676

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

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of December 31, 2023, we utilized three (3) suppliers for fulfillment services, nine (9) suppliers for manufacturing finished goods, seven (7) suppliers for packaging, bottling, and labeling, and five (5) suppliers for prescription medications. As of December 31, 2022, we utilized four (4) suppliers for fulfillment services, six (6) suppliers for manufacturing finished goods, five (5) suppliers for packaging, bottling, and labeling, and three (3) suppliers for prescription medications.

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

Other Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on January 1, 2024. The Company does not expect the application of ASU 2023-07 to have a material impact to its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will become effective for the Company beginning on January 1, 2025. The Company does not expect the application of ASU 2023-09 to have a material impact to its consolidated financial statements and related disclosures.

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

On February 4, 2023, the Company entered into the Cleared First Amendment. The Cleared Stock Purchase Agreement was amended to, among other things: (i) reduce the total purchase price by $250 thousand to a total of $3.67 million; (ii) change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024; (iii) remove all “earn-out” payments payable by the Company to the sellers; and (iv) removing certain representations and warranties of the Company and sellers in connection with the transaction. The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023, (4) 117,583 shares on October 17, 2023 and (5) 95,821 shares on January 16, 2024.

During the year ended December 31, 2022, the Company recorded a decrease of $5.1 million to the Cleared contingent consideration as a result of the remeasurement of the fair value. The decline in the estimated fair value of the Cleared contingent consideration is a result of a decline in the Cleared financial projections and the removal of all earn-out payments payable by the Company from the terms of the Cleared First Amendment. During the year ended December 31, 2022, the Company also recorded an $8.0 million goodwill impairment charge and an $827 thousand intangible asset impairment charge based on the decline in the Cleared financial projections (See Note 4).

The pro forma financial information, assuming the acquisition had taken place on January 1, 2022, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or $62,500, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of December 31, 2023, WorkSimpli has paid the Seller approximately $469 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach and will remeasure the fair value quarterly with changes accounted for through earnings.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance related to the Cleared acquisition was $0 for both the years ended December 31, 2023 and 2022. During the year ended December 31, 2022, the Company recorded an $8.0 million goodwill impairment charge related to a decline in the estimated fair value of Cleared as a result of a decline in the Cleared financial projections.

As of December 31, 2023 and 2022, the Company has the following amounts related to amortizable intangible assets:

	December 31,		Amortizable
	2023	2022	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	171,599	22,731	3 years
Less: accumulated amortization	(3,015,435)	(2,043,971)
Total net amortizable intangible assets	$3,009,263	$3,831,859

During the year ended December 31, 2022, the Company recorded an $827 thousand impairment loss related to a decline in the estimated fair value of the Cleared customer relationship intangible asset with an original cost of $919 thousand and accumulated amortization of $92 thousand. The aggregate amortization expense of the Company’s intangible assets for the years ended December 31, 2023 and 2022 was $971 thousand and $927 thousand, respectively. Total amortization expense for 2024 through 2025 is approximately $980 thousand per year, 2026 is approximately $940 thousand and for 2027 is approximately $112 thousand.

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2023 and 2022, the Company has the following amounts related to accrued expenses:

	December 31,
	2023	2022
Accrued selling and marketing expenses	$5,198,123	$3,508,883
Accrued compensation	3,003,007	576,027
Sales tax payable	2,501,035	2,501,035
Accrued dividends payable	776,563	776,563
Purchase price payable	641,042	2,463,002
Accrued interest	-	448,718
Other accrued expenses	1,817,724	1,892,281
Total accrued expenses	$13,937,494	$12,166,509

NOTE 6 – NOTES PAYABLE

Working Capital Loans

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of December 31, 2023 and 2022, the outstanding balance was $111 thousand and $976 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet. The outstanding balance as of December 31, 2023 was repaid in January 2024.

In November 2022, the Company received proceeds of $1.9 million under two 10-month working capital loans with Balanced Management. The terms of the loans include loan origination fees in the amount of $60 thousand and total interest of $840 thousand. As of December 31, 2023 and 2022, the outstanding balance was $0 and $1.821 million, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan due to a prepayment penalty and various fees. As of both December 31, 2023 and 2022, the outstanding balance was $0 related to the CRG Financial loan.

During the year ended December 31, 2023, the Company financed a $348 thousand prepaid insurance policy under a 10-month financing agreement with Arthur J. Gallagher Risk Management Services, LLC. The terms of the agreement include finance fees in the amount of $13 thousand. As of December 31, 2023 and 2022, the outstanding balance was $217 thousand and $0, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

Total interest expense on notes payable amounted to $256 thousand and $653 thousand for the year ended December 31, 2023 and 2022, respectively.

PPP Loan and Forgiveness

In June 2020, the Company and its subsidiaries received three loans in the aggregate amount of approximately $249 thousand (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the SBA. These loans bear interest at one percent per annum (1.0%) and mature five years from the date of the first disbursement. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements entered into before February 15, 2020 and utility payments under lease agreements entered into before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses and no more than 40% may be used on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories may be fully forgiven by the SBA if the Company satisfies applicable employee headcount and compensation requirements. During the year ended December 31, 2022, the Company had a total of $63 thousand of its PPP loans forgiven by the SBA which is included in gain on debt forgiveness on the accompanying consolidated statement of operations. As of December 31, 2023 and 2022, the Company had no remaining PPP loan balance.

NOTE 7 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. The relative fair value of the Avenue Warrants was recorded to debt discount and is included as a reduction to long-term debt on the consolidated balance sheet as of December 31, 2023. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $334 thousand and $0 for the years ended December 31, 2023 and 2022, respectively. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. At December 31, 2023, the interest rate was 13.25%. Payments are interest only until November 2024. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued.

The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of December 31, 2023, there was $19 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $2.0 million and $0 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. As of December 31, 2023, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf.

Series A Preferred Stock

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

Dividends declared and paid on the Series A Preferred Stock during the year ended December 31, 2023 are as follows: (1) quarterly dividend declared on March 28, 2023 to holders of record as of April 7, 2023 and was paid on April 17, 2023, (2) quarterly dividend declared on June 27, 2023 to holders of record as of July 7, 2023 and was paid on July 17, 2023, (3) quarterly dividend declared on September 26, 2023 to holders of record as of October 6, 2023 and was paid on October 16, 2023 and (4) quarterly dividend declared on December 26, 2023 to holders of record as of January 5, 2024 and was paid on January 15, 2024.

Dividends declared and paid on the Series A Preferred Stock during the year ended December 31, 2022 are as follows: (1) quarterly dividend on the Series A Preferred Stock was declared on March 25, 2022 to holders of record as of April 5, 2022 and was paid on April 15, 2022, (2) quarterly dividend on the Series A Preferred Stock was declared on June 27, 2022 to holders of record as of July 5, 2022 and was paid on July 15, 2022, (3) quarterly dividend on the Series A Preferred Stock was declared on September 27, 2022 to holders of record as of October 7, 2022 and was paid on October 17, 2022 and (4) quarterly dividend on the Series A Preferred Stock was declared on December 27, 2022 to holders of record as of January 6, 2023 and was paid on January 17, 2023. Dividends in the amount of $3.1 million are included in the Company’s results of operations for each of the years ended December 31, 2023 and 2022.

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

The Series A Preferred Stock is perpetual and has no maturity date. No outstanding shares of Series A Preferred Stock have been redeemed. However, the Series A Preferred Stock will be redeemable at our option, in whole or in part, at the following redemption prices, plus any accrued and unpaid dividends up to, but not including, the date of redemption: 1) on and after October 15, 2022 and prior to October 15, 2023, at a redemption price equal to $25.75 per share, 2) on and after October 15, 2023 and prior to October 15, 2024, at a redemption price equal to $25.50 per share, 3) on and after October 15, 2024 and prior to and prior to October 15, 2025 at a redemption price equal to $25.25 per share and 4) on and after October 15, 2025 at a redemption price equal to $25.00 per share. In addition, upon the occurrence of a delisting event or change of control, we may, subject to certain conditions, at our option, redeem the Series A Preferred Stock, in whole or in part within 90 days after the first date on which such delisting event occurred or within 120 days after the first date on which such change of control occurred, as applicable, by paying $25.00 per share, plus any accumulated and unpaid dividends up to, but not including, the redemption date.

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

On July 10, 2023, and August 14, 2023, PA001 Holdings, LLC (“PA001 Holdings”), the holder of the Company’s Series B Preferred Stock, elected to convert 2,275 and 1,225 shares, respectively, of the Company’s Series B Preferred Stock into common stock, at a price of $3.25 per share of Series B Preferred Stock, pursuant to the terms of the Securities Purchase Agreement dated August 28, 2020 (“PA001 Securities Purchase Agreement”). The conversion was calculated based on the original issuance price of the Series B Preferred Stock plus all accrued dividends to date. The conversion resulted in 1,010,170 and 550,694 shares of the Company’s common stock issued to PA001 Holdings, on July 12, 2023 and August 15, 2023, respectively. The balance for the Series B Preferred Stock was $0 and $4.6 million as of December 31, 2023 and 2022, respectively.

Options and Warrants

During the year ended December 31, 2023, the Company issued an aggregate of 74,372 shares of common stock related to the cashless exercise of options.

During the year ended December 31, 2023, the Company issued an aggregate of 37,500 shares of common stock related to the exercise of options for total proceeds of $94,500.

During the year ended December 31, 2023, the Company issued an aggregate of 79,330 shares of common stock related to the cashless exercise of warrants.

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

Common Stock

Common Stock Transactions During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company issued an aggregate of 978,500 shares of common stock for service, including vested restricted stock.

On February 4, 2023, the Company entered into the Cleared First Amendment between the Company and the sellers of Cleared. The Cleared Stock Purchase Agreement was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment during the year ended December 31, 2023: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023 and (4) 117,583 shares on October 17, 2023. The fair value of the stock issuances under the Cleared First Amendment during the year ended December 31, 2023 was $2.6 million.

During the year ended December 31, 2023, the Company sold 1,009,907 shares of common stock under the ATM Sales Agreement and net proceeds received were $6.2 million.

During the year ended December 31, 2023, the Company issued 100,000 shares of common stock related to the settlement of the Harborside Advisors LLC v. LifeMD, Inc., Case No. 21-cv-10593, and the Specialty Medical Drugstore, LLC D/B/A GoGoMeds v. LifeMD, Inc., Case No. 21-cv-10599, matters. The shares issued were valued based on the closing price of the Company’s stock, or $5.32, on the date of settlement, July 10, 2023.

On July 10, 2023, and August 14, 2023, PA001 Holdings, the holder of the Company’s Series B Preferred Stock, elected to convert 2,275 and 1,225 shares, respectively, of the Company’s Series B Preferred Stock into common stock, at a price of $3.25 per share of Series B Preferred Stock, pursuant to the terms of the PA001 Securities Purchase Agreement. The conversion was calculated based on the original issuance price of the Series B Preferred Stock plus all accrued dividends to date or approximately $5.1 million. The conversion resulted in 1,010,170 and 550,694 shares of the Company’s common stock issued to PA001 Holdings, on July 12, 2023 and August 15, 2023, respectively.

On March 21, 2023, in connection with the Company’s closing of the Avenue Credit Agreement, the Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis, resulting in 79,330 shares of the Company’s common stock issued.

On December 11, 2023, in connection with the Medifast Collaboration, the Company entered into a stock purchase agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock, in a private placement at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million.

Common Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company issued an aggregate of 306,250 shares of common stock for services rendered.

During the year ended December 31, 2022, the Company issued 400,000 shares of common stock related to a legal settlement.

WorkSimpli Software Restructuring Transaction (“WSS Restructuring”)

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated the WSS Restructuring. To effect the WSS Restructuring the Company’s wholly-owned subsidiary Conversion Labs PR (now “LifeMD PR”), entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged that certain promissory note, dated May 8, 2019 with an outstanding balance of $376 thousand (the “CVLB PR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLB PR Note was extinguished.

Concurrently, in furtherance of the WSS Restructuring, Conversion Labs PR entered into two Membership Interest Purchase Agreements (the “Founding Members MIPAs”) with two founding members of WSS (the “Founding Members”) whereby Conversion Labs PR purchased from the Founding Members an aggregate of 2,183 membership interests of WSS for an aggregate purchase price of $225 thousand, paid in December 2020.

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

WorkSimpli Software Capitalization Update

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements. Following the exercise of the Option Agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.58% to 73.64%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, Conversion Labs PR’s ownership interest in WorkSimpli increased to 74.06%. On June 30, 2023, WorkSimpli’s Chief Operating Officer, exercised her option agreement (the “WorkSimpli COO Option Agreement”) to purchase 889 membership interest units of WorkSimpli for an exercise price of $1.00 per membership interest unit. Following the exercise of the WorkSimpli COO Option Agreement, Conversion Labs PR decreased its ownership interest in WorkSimpli from 74.06% to 73.32%.

On June 30, 2023, WorkSimpli declared a cash dividend in the amount of $22.40 per membership interest unit to all unit holders of record as of June 30, 2023 and was paid on July 3, 2023. On July 31, 2023, WorkSimpli declared a cash dividend in the amount of $11.20 per membership interest unit to all unit holders of record as of July 28, 2023 and was paid on August 1, 2023. On August 31, 2023, WorkSimpli declared a cash dividend in the amount of $16.80 per membership interest unit to all unit holders of record as of August 30, 2023 and was paid on September 1, 2023. On September 30, 2023, WorkSimpli declared a cash dividend in the amount of $14.00 per membership interest unit to all unit holders of record as of September 30, 2023 and was paid on October 5, 2023. On October 31, 2023, WorkSimpli declared a cash dividend in the amount of $11.20 per membership interest unit to all unit holders of record as of October 31, 2023 and was paid on November 8, 2023. On December 31, 2023, WorkSimpli declared a cash dividend in the amount of $13.44 per membership interest unit to all unit holders of record as of January 5, 2024 and was paid on January 5, 2024. The total dividends declared to noncontrolling interest holders was $2.1 million for the year ended December 31, 2023 and is included in the Company’s results of operations for the year ended December 31, 2023.

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

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of December 31, 2023, the Plan provided for the issuance of up to 4,950,000 shares of Common Stock. Remaining authorization under the 2020 Plan was 61,611 shares as of December 31, 2023.

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

During the year ended December 31, 2023, the Company issued an aggregate of 249,500 stock options to employees under the 2020 Plan and the prior plan. These stock options have contractual terms of 4 – 6.5 years and vest in increments which fully vest the options over a two-to-three-year period, dependent on the specific agreements’ terms.

A summary of outstanding options activity under our 2020 Plan is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2021	2,063,500	$4.57 – 21.02	8.04 years	$9.41
Granted	169,500	2.30 – 13.74	3.78 years	6.12
Exercised	-
Cancelled/Forfeited/Expired	(448,413)	3.68 – 13.74	7.99 years	7.66
Balance at December 31, 2022	1,784,587	$2.30 – 21.02	6.95 years	$9.54
Granted	109,500	1.84 – 7.44	3.86 years	3.50
Exercised	(37,500)	2.52	2.70 years	2.52
Cancelled/Forfeited/Expired	(1,129,698)	2.30 – 21.02	6.62 years	10.12
Balance at December 31, 2023	726,889	$1.84 – 13.74	4.93 years	$8.08

Exercisable at December 31, 2022	1,185,153	$2.30 – 21.02	7.64 years	$9.62
Exercisable at December 31, 2023	604,758	$1.84 – 13.74	6.23 years	$8.44

The total fair value of the options granted during the year ended December 31, 2023 was $324 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 119.16% – 133.67%, and risk-free rate of 0.82% – 3.96%. Total compensation expense under the 2020 Plan options above was $4.5 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively, with unamortized expense remaining of $1.2 million as of December 31, 2023. As of December 31, 2023, aggregate intrinsic value of vested service-based options outstanding was $1.2 million.

A summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2021	1,658,733	$1.00 – 19.61	5.85 years	$5.45
Granted	50,000	4.12	4.01 years	4.12
Exercised	(149,400)	1.00 – 2.00		1.23
Cancelled/Forfeited/Expired	(120,000)	1.00 – 4.12	3.21 years	3.33
Balance at December 31, 2022	1,439,333	$1.00 – 19.61	5.63 years	$6.11
Granted	140,000	1.00 – 2.00	1.94 years	1.71
Exercised	(120,000)	1.00 – 1.50	4.34 years	1.33
Cancelled/Forfeited/Expired	(335,000)	1.25 – 19.61	3.90 years	14.09
Balance at December 31, 2023	1,124,333	$1.00 – 11.98	4.60 years	$3.69

Exercisable December 31, 2022	1,158,764	$1.00 – 19.61	5.63 years	$5.25
Exercisable at December 31, 2023	1,090,083	$1.00 – 11.98	4.62 years	$3.66

The total fair value of the options granted during the year ended December 31, 2023 was $142 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 187.76 – 195.58%, and risk-free rate of 1.21 – 2.26%. Total compensation expense under the above service-based option plan was $1.7 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively, with unamortized expense remaining of $290 thousand as of December 31, 2023. Of the total service-based options exercised during the year ended December 31, 2023, 120,000 options were exercised on a cashless basis, which resulted in 74,372 shares issued. As of December 31, 2023, aggregate intrinsic value of vested service-based options outstanding was $5.2 million.

A summary of outstanding performance-based options activity is as follows:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2021	535,000	$1.25 – 2.50	5.59 years	$1.60
Granted	150,000	4.12	3.01 years	4.12
Exercised	-
Cancelled/Forfeited/Expired	(150,000)	4.12	3.01 years	4.12
Balance at December 31, 2022	535,000	$1.25 – 2.50	4.59 years	$1.60
Granted	-
Exercised	-
Cancelled/Forfeited/Expired	(50,000)	2.00		2.00
Balance at December 31, 2023	485,000	$1.25 – 2.50	4.13 years	$1.56

Exercisable December 31, 2022	470,000	$1.50 – 2.50	4.58 years	$1.61
Exercisable at December 31, 2023	420,000	$1.50 – 2.50	4.20 years	$1.56

Total compensation expense under the above performance-based option plan was $0 and $423 thousand for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, aggregate intrinsic value of vested performance options outstanding was $2.8 million.

RSUs and RSAs (under 2020 Plan)

A summary of outstanding RSUs and RSAs activity under our 2020 Plan is as follows:

RSU Outstanding Number of Shares
Balance at December 31, 2021	375,375
Granted	922,500
Vested	(177,125)
Forfeited	(92,500)
Balance at December 31, 2022	1,028,250
Granted	3,625,750
Vested	(674,625)
Cancelled/Forfeited	(785,000)
Balance at December 31, 2023	3,194,375

The total fair value of the 3,625,750 RSUs and RSAs granted was $14.4 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above 2020 Plan RSUs and RSAs was $5.4 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively, with unamortized expense remaining of $5.5 million as of December 31, 2023. During the year ended December 31, 2023, 674,625 RSUs and RSAs vested, of which 666,000 RSUs and RSAs were issued.

RSUs (outside of 2020 Plan)

A summary of outstanding RSUs and RSAs activity (outside of our 2020 Plan) is as follows:

RSU Outstanding Number of Shares
Balance at December 31, 2021	600,000
Granted	260,000
Vested	(145,000)
Balance at December 31, 2022	715,000
Granted	725,000
Vested	(390,000)
Cancelled/Forfeited	(500,000)
Balance at December 31, 2023	550,000

The total fair value of the 725,000 granted RSUs and RSAs was $2.0 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense for RSUs and RSAs outside of the 2020 Plan was $885 thousand and $1.6 million for the years ended December 31, 2023 and 2022, respectively, with unamortized expense remaining of $1.2 million as of December 31, 2023. During the year ended December 31, 2023, 390,000 RSUs and RSAs vested, of which 312,500 RSUs and RSAs were issued.

Warrants

A summary of outstanding and exercisable warrant activity is as follows:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2021	3,888,438	$1.40 – 12.00	5.85 years	$5.59
Granted	-
Exercised	(22,000)	1.75		1.75
Cancelled/Forfeited/Expired	(6,800)	2.00		2.00
Balance at December 31, 2022	3,859,638	$1.40 – 12.00	4.89 years	$5.60
Granted	967,742	1.24	4.22 years	1.24
Exercised	(96,773)	1.24	4.22 years	1.24
Cancelled/Forfeited/Expired	-
Balance at December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.81

Exercisable December 31, 2022	3,836,993	$1.40 – 12.00	4.88 years	$5.63
Exercisable December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.80

The total fair value of the warrants granted during the year ended December 31, 2023, was $895 thousand, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 4 years, volatility of 122.6% and risk-free rate of 3.73%. No stock-based compensation expense on the warrants granted during the year ended December 31, 2023 was recorded as the warrants are amortized through debt discount (see Note 7). As noted above, on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis, resulting in 79,330 shares of the Company’s common stock issued.

Total compensation expense for warrants granted prior to the year ended December 31, 2023 was $18 thousand and $1.6 million for the years ended December 31, 2023 and 2022, respectively, with no unamortized expense remaining as of December 31, 2023. As of December 31, 2023, aggregate intrinsic value of vested warrants outstanding was $18.4 million.

Stock-based Compensation

During the year ended December 31, 2023, 1,010,000 RSUs and RSAs and 1,022,000 service-based stock options were cancelled and replaced with 2,388,750 RSAs for four executives and eight employees. Incremental compensation cost resulting from the modifications was immaterial to the consolidated financial statements for the year ended December 31, 2023.

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to $12.5 million and $13.7 million for the years ended December 31, 2023 and 2022, respectively. Such amounts are included in general and administrative expenses in the consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was $8.2 million as of December 31, 2023, which is expected to be recognized through 2026.

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2023:

Operating right-of-use assets	$594,897
Operating lease liabilities - current	$603,180
Operating lease liabilities - noncurrent	$73,849

Total accumulated amortization of the Company’s operating right-of-use assets was $2.1 million as of December 31, 2023.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

Fiscal year 2024	$628,813
Fiscal year 2025	68,850
Less: imputed interest	(20,634)
Present value of operating lease liabilities	$677,029

Operating lease expenses were $861 thousand and $871 thousand for the years ended December 31, 2023 and 2022, respectively, and were included in other operating expenses in our consolidated statement of operations.

Other information related to operating lease liabilities consisted of the following:

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$897,883	$773,952
Weighted average remaining lease term in years	2.18	2.82
Weighted average discount rate	7.17%	7.15%

We have elected to apply the short-term lease exception to the warehouse space we lease in Lancaster, Pennsylvania. This lease has a term of 12 months and is not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are $3 thousand per month. Additionally, Conversion Labs PR utilizes office space in Puerto Rico, which is subleased from Fried LLC, on a month-to-month basis, incurring rental expense of approximately $3 thousand per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of December 31, 2023 and 2022, approximately $5 thousand and $138 thousand, respectively, was included in accrued expenses in regard to this agreement. The Company paid Pilaris approximately $138 thousand and $0 during the years ended December 31, 2023 and 2022, respectively, in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of December 31, 2023.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2023, the Company approximates its implicit purchase commitments to be approximately $63 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2023, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

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

On September 5, 2023, the Internal Revenue Service (the “IRS”) issued a notice of deficiency to the Company in which the IRS asserted an income tax deficiency of approximately $1.9 million for the Company’s tax year ending December 31, 2019. The Company timely filed a petition in the United States Tax Court disputing all of the proposed tax deficiency. The case remains in its earliest stages. The Company should be served with the IRS’s answer to the Company’s petition in the near future. The Company filed an amended return well before the notice of deficiency was issued that the Company believes will resolve all or substantially all of the issues in the case. The Company intends to vigorously defend this case.

NOTE 11 – RELATED PARTY TRANSACTIONS

Working Capital Loan

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan (see Note 6). As of both December 31, 2023 and 2022, the outstanding balance was $0 related to the CRG Financial loan. Mr. Bhatia, a member of the Board of the Company, also serves on the Board of Directors of CRG Financial.

WorkSimpli Software

During the years ended December 31, 2023 and 2022, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd., a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of $2.5 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively, for these services. The Company owed CloudBoson $226 thousand as of December 31, 2023. There were no amounts owed to CloudBoson as of December 31, 2022.

Director Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which will vest in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock related to this agreement during the year ended December 31, 2023.

On June 14, 2023, Robert Jindal, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which Mr. Jindal provides certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which will vest in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 112,500 restricted shares of common stock related to this agreement during the year ended December 31, 2023.

On June 14, 2023, Naveen Bhatia, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which will vest in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 112,500 restricted shares of common stock related to this agreement during the year ended December 31, 2023.

NOTE 12 – INCOME TAXES

As of December 31, 2023, the Company has approximately $100.8 million of operating loss carryforwards for federal income tax reporting purposes that may be applied against future taxable income. All remaining net operating loss carryforwards were generated after 2017 and can be carried forward indefinitely. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by Internal Revenue Code Section 382.

The valuation allowance overall increased by approximately $5.4 million and $11.8 million during the years ended December 31, 2023 and 2022, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Current:
U.S. federal	$-	$-
State and local	111,000	6,700
Foreign	317,000	-
	428,000	6,700
Deferred:
U.S. federal	1,470,000	1,719,000
State and local	(1,470,000)	(1,365,000)
Foreign	-	-
	-	354,000
Provision for income taxes	$428,000	$360,700

The provision for income taxes differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state (Puerto Rico) income tax rate of 25% to pretax income (loss) for the years ended December 31, 2023 and 2022 as follows:

	December 31,
	2023	2022
Computed “expected” tax expense (benefit)	$(1,951,000)	$(9,474,000)
Increase (decrease) in income taxes resulting from:
State taxes	(440,000)	(714,000)
Permanent differences	71,000	730,000
Apportionment of Puerto Rico income	(133,000)	(108,000)
Nondeductible expenses	-	-
GILTI, net of 250 deduction	1,855,000	-
Dividends received deduction	(1,224,000)	-
Change in valuation allowance	4,327,000	9,973,000
Rate differential	(2,125,000)	-
Other	48,000	(46,300)
Provision for income taxes	$428,000	$360,700

Net deferred tax liabilities consist of the following components as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax liability:
Other	$-	$-
	-	-
Deferred tax assets:
Stock-based compensation	15,100,000	11,646,000
Sec 174 – software development	298,000	142,000
Temporary differences	2,465,000	2,389,000
Net operating loss carryforwards	23,057,000	21,382,000
	40,920,000	35,559,000
Less valuation allowance	(40,920,000)	(35,559,000)
	$-	$-

NOTE 13 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Telehealth
Revenue	$98,152,919	$82,649,845
Gross margin	82.2%	78.4%
Operating loss	$25,261,021	$45,918,588
Total assets	$48,126,006	$18,163,464
WorkSimpli
Revenue	$54,394,087	$36,383,675
Gross margin	97.4%	97.7%
Operating income	$(10,771,748)	$(2,470,807)
Total assets	$10,354,703	$7,502,389
Consolidated
Revenue	$152,547,006	$119,033,520
Gross margin	87.06%	84.3%
Operating loss	$14,489,273	$43,447,781
Total assets	$58,480,709	$25,665,853

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following:

Stock Issued for Service

In January 2024, the Company issued 737,125 shares of common stock related to vested RSUs and RSAs with a total fair value of $3.3 million.

Stock Issued for Noncontingent Consideration Payment

On January 16, 2024, the Company issued 95,821 shares of common stock related to the fifth of five quarterly installment payments due to the sellers of Cleared under the Cleared First Amendment.

