Form 10-Q
period 2024-03-31
LifeMD, Inc.
filed 2024-05-08
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 7, 2024, there were 42,289,990 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$35,110,929	$33,146,725
Accounts receivable, net	5,336,491	5,277,250
Product deposit	288,938	485,850
Inventory, net	2,373,640	2,759,932
Other current assets	1,298,737	934,510
Total Current Assets	44,408,735	42,604,267
Non-current Assets
Equipment, net	585,980	476,303
Right of use assets	1,674,014	594,897
Capitalized software, net	12,023,248	11,795,979
Intangible assets, net	2,763,297	3,009,263
Total Non-current Assets	17,046,539	15,876,442
Total Assets	$61,455,274	$58,480,709
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$12,395,032	$11,084,855
Accrued expenses	14,555,480	13,937,494
Notes payable, net	115,907	327,597
Current operating lease liabilities	447,559	603,180
Current portion of long-term debt	3,958,333	-
Deferred revenue	13,202,757	8,828,598
Total Current Liabilities	44,675,068	34,781,724
Long-term Liabilities
Long-term debt, net	14,069,838	17,927,727
Noncurrent operating lease liabilities	1,311,452	73,849
Contingent consideration	100,000	131,250
Total Liabilities	60,156,358	52,914,550
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding, liquidation value, $0 per share as of March 31, 2024 and December 31, 2023	-	-
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $25.55 per share as of March 31, 2024 and December 31, 2023	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 40,731,676 and 38,358,641 shares issued, 40,628,636 and 38,255,601 outstanding as of March 31, 2024 and December 31, 2023, respectively	407,317	383,586
Additional paid-in capital	220,721,095	217,550,583
Accumulated deficit	(221,810,154)	(214,265,236)
Treasury stock, 103,040, at cost, as of March 31, 2024 and December 31, 2023	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ (Deficit) Equity	(845,303)	3,505,372
Non-controlling interest	2,144,219	2,060,787
Total Stockholders’ Equity	1,298,916	5,566,159
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$61,455,274	$58,480,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Telehealth revenue, net	$30,841,402	$20,202,803
WorkSimpli revenue, net	13,302,862	12,923,532
Total revenues, net	44,144,264	33,126,335
Cost of revenues
Cost of telehealth revenue	4,194,595	3,920,182
Cost of WorkSimpli revenue	405,582	294,787
Total cost of revenues	4,600,177	4,214,969
Gross profit	39,544,087	28,911,366

Expenses
Selling and marketing expenses	24,173,880	16,717,645
General and administrative expenses	15,305,732	10,602,763
Other operating expenses	2,300,447	1,704,765
Development costs	2,087,232	1,183,599
Customer service expenses	1,848,041	1,555,404
Total expenses	45,715,332	31,764,176
Operating loss	(6,171,245)	(2,852,810)
Interest expense, net	(477,678)	(264,465)
Loss on debt extinguishment	-	(325,198)
Net loss	(6,648,923)	(3,442,473)
Net income attributable to non-controlling interest	119,432	565,983
Net loss attributable to LifeMD, Inc.	(6,768,355)	(4,008,456)
Preferred stock dividends	(776,563)	(776,563)
Net loss attributable to LifeMD, Inc. common stockholders	$(7,544,918)	$(4,785,019)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.19)	$(0.15)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.19)	$(0.15)
Weighted average number of common shares outstanding:
Basic	39,242,237	31,680,776
Diluted	39,242,237	31,680,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2023	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)
Stock compensation expense	-	-	149,375	1,494	2,662,020	-	-	2,663,514	-	2,663,514
Stock issued for noncontingent consideration payment	-	-	337,895	3,379	638,621	-	-	642,000	-	642,000
Warrants issued with convertible debt instrument	-	-	-	-	1,088,343	-	-	1,088,343	-	1,088,343
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(220,582)	-	-	(220,582)	(85,932)	(306,514)
Net (loss) income	-	-	-	-	-	(4,008,456)	-	(4,008,456)	565,983	(3,442,473)
Balance, March 31, 2023	1,400,000	$140	32,040,045	$320,401	$183,183,652	$(195,348,013)	$(163,701)	$(12,007,521)	$(31,497)	$(12,039,018)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest		Total
Balance, January 1, 2024	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787		$5,566,159
Stock compensation expense	-	-	943,375	9,434	2,534,996	-	-	2,544,430	-		2,544,430
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-		642,000
Exercise of stock options	-	-	1,250	13	7,800	-	-	7,813		-	7,813
Cashless exercise of warrants	-	-	1,268,476	12,685	(12,685)	-	-	-	-		-
Cashless exercise of options	-	-	64,113	641	(641)	-	-	-	-		-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-		(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)		(36,000)
Net (loss) income	-	-	-	-	-	(6,768,355)	-	(6,768,355)	119,432		(6,648,923)
Balance, March 31, 2024	1,400,000	$140	40,731,676	$407,317	$220,721,095	$(221,810,154)	$(163,701)	$(845,303)	$2,144,219		$1,298,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,648,923)	$(3,442,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	100,444	38,461
Amortization of capitalized software	1,787,404	1,088,645
Amortization of intangibles	245,966	233,560
Accretion of consideration payable	13,644	65,478
Depreciation of fixed assets	65,915	47,651
Loss on debt extinguishment	-	325,198
Operating lease payments	206,809	184,333
Stock compensation expense	2,544,430	2,663,514
Changes in Assets and Liabilities
Accounts receivable	(59,241)	(102,249)
Product deposit	196,912	(119,014)
Inventory	386,292	320,781
Other current assets	(364,227)	(387,041)
Operating lease liabilities	(203,944)	(193,546)
Deferred revenue	4,374,159	348,039
Accounts payable	1,310,177	(3,203,759)
Accrued expenses	1,246,342	97,803
Other operating activity	-	(579,319)
Net cash provided by (used in) operating activities	5,202,159	(2,613,938)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(2,014,673)	(1,777,983)
Purchase of equipment	(175,592)	(33,656)
Net cash used in investing activities	(2,190,265)	(1,811,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	-	14,473,002
Proceeds from notes payable	-	2,000,000
Repayment of notes payable, net of prepayment penalty	(211,690)	(3,299,959)
Cash proceeds from exercise of options	7,813	-
Preferred stock dividends	(776,563)	(776,563)
Contingent consideration payments for ResumeBuild acquisition	(31,250)	(62,500)
Net payments for membership interest in WorkSimpli	-	(306,514)
Distributions to non-controlling interest	(36,000)	(36,000)
Net cash (used in) provided by financing activities	(1,047,690)	11,991,466
Net increase in cash	1,964,204	7,565,889
Cash at beginning of period	33,146,725	3,958,957
Cash at end of period	$35,110,929	$11,524,846
Cash paid for interest
Cash paid during the period for interest	$644,919	$273,000
Non-cash investing and financing activities
Cashless exercise of options	$641	$-
Cashless exercise of warrants	$12,685	$-
Stock issued for noncontingent consideration payment	$642,000	$642,000
Warrants issued for debt instruments	$-	$873,100
Right of use asset	$1,285,926	$93,115
Right of use lease liability	$1,285,926	$93,115

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). Effective January 22, 2021, the Company consummated a transaction to restructure the ownership of WorkSimpli and concurrently increased its ownership interest in WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.6%. Effective December 15, 2022, LifeMD PR, LLC merged into WorkSimpli, with WorkSimpli being the surviving entity.

Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%. See Note 8 for additional information.

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

Business and Subsidiary History

In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli. As a result of various ownership restructurings, the Company’s ownership interest in WorkSimpli is 73.3% as of December 31, 2023. See Note 8 for additional information.

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

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of March 31, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3). As of March 31, 2024, there is no remaining balance outstanding related to the promissory note.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), Cleared, a Delaware public benefit corporation and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C. (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity Evaluation

As of March 31, 2024, the Company has an accumulated deficit approximating $221.8 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through 2024. Additionally, the Company expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of March 31, 2024, there was $19 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remainder $2.5 million is to be paid by June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones) (the “Medifast Collaboration”).

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

Additionally, on June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). The Company expects to file a new shelf registration statement in 2024 (the “2024 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of March 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf.

The Company has a current cash balance of approximately $29.3 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the quarter ended March 31, 2024, (3) cash on hand of $35.1 million as of March 31, 2024, (4) $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf, with an expectation of continued availability under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which it believes that will continue to drive interest in the Company as already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2023, included in our 2023 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, Cleared, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. During the year ended December 31, 2021, the Company purchased an additional 34.6% of WorkSimpli for a total equity interest of approximately 85.6% as of December 31, 2021. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.6%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%. See Note 8 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2024 and December 31, 2023, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue for LifeMD PC was approximately $7.6 million and $358 thousand for the three months ended March 31, 2024 and 2023, respectively. Total net income for LifeMD PC was approximately $5.2 million for the three months ended March 31, 2024 and net loss for LifeMD PC was approximately $1.0 million for the three months ended March 31, 2023.

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

For its product-based contracts with customers, the Company records an estimate for provisions of discounts, returns, allowances, customer rebates, and other adjustments for its product shipments and are reflected as contra revenues in arriving at reported net revenues. The Company’s discounts and customer rebates are known at the time of sale; correspondingly, the Company reduces gross product sales for such discounts and customer rebates. The Company estimates customer returns and allowances based on information derived from historical transaction detail and accounts for such provisions, as contra revenue, during the same period in which the related revenues are earned. The Company has determined that the population of its product-based contracts with customers are homogenous, supporting the ability to record estimates for returns and allowances to be applied to the entire product-based portfolio population. Customer discounts, returns and rebates on telehealth product revenues approximated $991 thousand and $331 thousand, respectively, during the three months ended March 31, 2024 and 2023, respectively.

For its LifeMD PC contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and yearly subscriptions dependent upon the subscriber’s enrollment selection. The Company has estimated that there is one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The Company records the revenue over the customer’s subscription period for monthly and yearly subscribers.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $766 thousand and $912 thousand, respectively, during the three months ended March 31, 2024 and 2023, respectively.

As noted above, on December 11, 2023, the Company entered into the Medifast Collaboration. Pursuant to certain agreements between the parties, Medifast agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remainder of $2.5 million is to be paid by June 30, 2024.

The Company determined the transaction price totaled $10 million, of which $5 million was collected in December 2023 and $2.5 million was collected during the three months ended March 31, 2024. The Company has allocated the total $10 million initial transaction price to three distinct performance obligations. As the Company completed its first performance obligation related to this agreement, the $5 million payment was fully recognized during the year ended December 31, 2023. The Company recognized approximately $2 million related to the second performance obligation during the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2024	%	2023	%
Telehealth product revenue	$21,264,864	48%	$19,845,054	60%
WorkSimpli revenue	13,302,862	30%	12,923,532	39%
LifeMD PC subscription revenue	7,607,788	17%	357,749	1%
Medifast collaboration revenue	1,968,750	5%	-	-%
Total revenues, net	$44,144,264	100%	$33,126,335	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of March 31, 2024 and December 31, 2023, the Company has accrued contract liabilities, as deferred revenue, of approximately $13.2 million and $8.8 million, respectively, which represent the following: (1) $8.4 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers, (2) $2.3 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.5 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively, related to obligations on WorkSimpli in-process monthly or yearly contracts with customers.

Deferred revenue increased by $4.4 million to $13.2 million as of March 31, 2024 compared to $8.8 million as of December 31, 2023. The increase is primarily due to the increase in monthly and yearly subscription revenue related to LifeMD PC of approximately $7.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The amount of revenue recognized during the three months ended March 31, 2024, that was included in the deferred revenue balance as of December 31, 2023, was $3.4 million.

The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024 as revenue by March 31, 2025.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended March 31,
	2024	2023
Beginning of period	$8,828,598	$5,547,506
Additions	17,773,373	13,238,591
Revenue recognized	(13,399,214)	(12,890,552)
End of period	$13,202,757	$5,895,545

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the unaudited condensed consolidated balance sheets.

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2024 and December 31, 2023, the reserve for sales returns and allowances was approximately $530 thousand and $528 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of March 31, 2024 and December 31, 2023, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of March 31, 2024 and December 31, 2023, the Company recorded an inventory reserve of approximately $59 thousand and $356 thousand, respectively.

As of March 31, 2024 and December 31, 2023, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials and packaging components	$1,245,284	$1,216,833
Finished goods	1,186,939	1,898,784
Inventory reserve	(58,583)	(355,685)
Total inventory, net	$2,373,640	$2,759,932

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2024 and December 31, 2023, the Company has approximately $289 thousand and $486 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2024, the Company approximates its implicit purchase commitments to be $186 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2024 and December 31, 2023, the Company capitalized a net amount of $12.0 million and $11.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2024 and December 31, 2023, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state and local tax returns. WorkSimpli files a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2020, remain open to audit by all related taxing authorities.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended March 31,
	2024	2023
Series B Preferred Stock	-	1,439,389
RSUs and RSAs	2,312,500	1,894,875
Stock options	2,159,750	3,870,253
Warrants	2,393,107	4,827,380
Convertible long-term debt	671,141	1,342,282
Potentially dilutive securities	7,536,498	13,374,179

Segment Data

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. The Company’s Chief Executive Officer is the chief operating decision maker and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance. Other factors, including type of business, revenue recognition and operating results are reviewed in determining the Company’s operating segments.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the face amount of notes payable and convertible long term debt approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of March 31, 2024, we utilized four (4) suppliers for fulfillment services, nine (9) suppliers for manufacturing finished goods, seven (7) suppliers for packaging, bottling, and labeling, and six (6) suppliers for prescription medications. As of December 31, 2023, we utilized three (3) suppliers for fulfillment services, nine (9) suppliers for manufacturing finished goods, seven (7) suppliers for packaging, bottling, and labeling, and five (5) suppliers for prescription medications.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on January 1, 2024 and interim periods within beginning after January 1, 2025. The Company does not expect the application of ASU 2023-07 to have a material impact to its consolidated financial statements and related disclosures.

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

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of March 31, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach.

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, the Company has the following amounts related to amortizable intangible assets:

	March 31,	December 31,	Amortizable
	2024	2023	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	171,599	171,599	3 years
Less: accumulated amortization	(3,261,401)	(3,015,435)
Total intangible assets, net	$2,763,297	$3,009,263

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2024 and 2023 was $246 thousand and $234 thousand, respectively. Total amortization expense for the remainder of 2024 is approximately $735 thousand, 2025 is approximately $976 thousand, 2026 is approximately $939 thousand and for 2027 is approximately $113 thousand.

NOTE 5 – ACCRUED EXPENSES

As of March 31, 2024 and December 31, 2023, the Company has the following amounts related to accrued expenses:

	March 31,	December 31,
	2024	2023
Accrued selling and marketing expenses	$7,401,289	$5,198,123
Accrued compensation	1,621,608	3,003,007
Sales tax payable	2,467,447	2,501,035
Accrued dividends payable	776,563	776,563
Purchase price payable	-	641,042
Other accrued expenses	2,288,573	1,817,724
Total accrued expenses	$14,555,480	$13,937,494

NOTE 6 – NOTES PAYABLE

Working Capital Loans

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of March 31, 2024 and December 31, 2023, the outstanding balance was $0 and $111 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan due to a prepayment penalty and various fees. As of both March 31, 2024 and December 31, 2023, the outstanding balance was $0 related to the CRG Financial loan.

During the year ended December 31, 2023, the Company financed a $348 thousand prepaid insurance policy under a 10-month financing agreement with Arthur J. Gallagher Risk Management Services, LLC. The terms of the agreement include finance fees in the amount of $13 thousand. As of March 31, 2024 and December 31, 2023, the outstanding balance was $116 thousand and $217 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

Total interest expense on notes payable amounted to $5 thousand and $21 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. The relative fair value of the Avenue Warrants was recorded to debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2024. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $100 thousand for the three months ended March 31, 2024. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of March 31, 2024, the interest rate was 13.25%. Payments are interest only until November 2024. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

As of March 31, 2024, the Company expects to pay $1.6 million in 2024, $9.5 million in 2025 and $7.9 million in 2026 in principal payments under the Avenue Facility.

The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of March 31, 2024, there was $19 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $679 and $96 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

On June 8, 2021, the Company filed the 2021 Shelf. Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants and units. In conjunction with the 2021 Shelf, the Company also entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. As of March 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf. The Company expects to file a new shelf registration statement in 2024 (the “2024 Shelf”).

Options and Warrants

During the three months ended March 31, 2024, the Company issued an aggregate of 64,113 shares of common stock related to the cashless exercise of options.

During the three months ended March 31, 2024, the Company issued an aggregate of 1,268,476 shares of common stock related to the cashless exercise of warrants.

During the three months ended March 31, 2024, the Company issued an aggregate of 1,250 shares of common stock related to the exercise of options for total proceeds of approximately $8 thousand.

Common Stock

Common Stock Transactions During the Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company issued an aggregate of 943,375 shares of common stock for service, including vested restricted stock.

On February 4, 2023, the Company entered into the Cleared First Amendment between the Company and the sellers of Cleared. The Cleared Stock Purchase Agreement was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023, (4) 117,583 shares on October 17, 2023 and (5) 95,821 shares on January 16, 2024. The fair value of the stock issuances under the Cleared First Amendment was $3.2 million.

Noncontrolling Interest

Net income attributed to the non-controlling interest amounted to approximately $119 thousand and $566 thousand for the three months ended March 31, 2024 and 2023, respectively. During both the three months ended March 31, 2024 and 2023, the Company paid distributions to non-controlling shareholders of $36 thousand.

WorkSimpli Software Capitalization Update

On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements. Following the exercise of the Option Agreements, Conversion Labs PR decreased its ownership interest in WorkSimpli from 85.6% to 73.6%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, Conversion Labs PR’s ownership interest in WorkSimpli increased to 74.1%. On June 30, 2023, WorkSimpli’s Chief Operating Officer, exercised her option agreement (the “WorkSimpli COO Option Agreement”) to purchase 889 membership interest units of WorkSimpli for an exercise price of $1.00 per membership interest unit. Following the exercise of the WorkSimpli COO Option Agreement, Conversion Labs PR decreased its ownership interest in WorkSimpli from 74.1% to 73.3%.

On March 31, 2024, WorkSimpli declared a cash dividend in the amount of $11.20 per membership interest unit to all unit holders of record as of March 31, 2024 and was paid on April 10, 2024. The total dividends declared to noncontrolling interest holders was $267 thousand for the three months ended March 31, 2024, and is included in the Company’s results of operations for the three months ended March 31, 2024.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. During the three months ended March 31, 2024, the Company declared the dividend on March 26, 2024 to holders of record as of April 5, 2024 which was paid on April 15, 2024. During the three months ended March 31, 2023, the Company declared the dividend on March 28, 2023 to holders of record as of April 7, 2023 which was paid on April 17, 2023. The dividends are included in the Company’s results of operations for the three months ended March 31, 2024 and 2023.

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

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved the amendment and restatement to the 2020 Plan, which amended the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares.

On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved the second amendment and restatement of the 2020 Plan (the “Amended 2020 Plan”), which amended the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. As of March 31, 2024, the Amended 2020 Plan provided for the issuance of up to 5,100,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan, as amended, was 661,611 shares as of March 31, 2024.

The forms of award agreements to be used in connection with awards made under the 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the three months ended March 31, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2023	726,889	$1.84 – 13.74	6.11 years	$8.08
Granted	-	-	-	-
Exercised	(172,222)	6.00 – 7.50	6.61 years	6.44
Balance at March 31, 2024	554,667	$1.84 – 13.74	5.63 years	$8.59

Exercisable at December 31, 2023	604,758	$1.84 – 13.74	6.23 years	$8.44
Exercisable at March 31, 2024	472,949	$1.84 – 13.74	5.74 years	$9.12

Total compensation expense under the Amended 2020 Plan options above was approximately $669 thousand and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, with unamortized expense remaining of $565 thousand as of March 31, 2024. During the three months ended March 31, 2024, 172,222 options were exercised on a cashless basis, which resulted in 62,781 shares issued. As of March 31, 2024, aggregate intrinsic value of vested service-based options outstanding was $1.5 million.

The following is a summary of outstanding service-based options activity (prior to the establishment of our 2020 Plan above) for the three months ended March 31, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2023	1,124,333	$1.00 – 11.98	4.60 years	$3.69
Granted	-	-	-	-
Exercised	(4,250)	6.25	6.44 years	6.25
Balance at March 31, 2024	1,120,083	$1.00 – 11.98	4.34 years	$3.68

Exercisable December 31, 2023	1,090,083	$1.00 – 11.98	4.62 years	$3.66
Exercisable at March 31, 2024	1,098,893	$1.00 – 11.98	4.37 years	$3.67

Total compensation expense under the above service-based option plan was approximately $192 thousand and $643 thousand for the three months ended March 31, 2024 and 2023, respectively, with unamortized expense remaining of $99 thousand as of March 31, 2024. Of the total service-based options exercised during the three months ended March 31, 2024, 3,000 options were exercised on a cashless basis, which resulted in 1,332 shares issued. As of March 31, 2024, aggregate intrinsic value of vested service-based options outstanding was $7.4 million.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2023	485,000	$1.25 – 2.50	4.13 years	$1.56
Granted	-	-	-	-
Balance at March 31, 2024	485,000	$1.25 – 2.50	3.88 years	$1.56

Exercisable December 31, 2023	420,000	$1.50 – 2.50	4.20 years	$1.56
Exercisable at March 31, 2024	420,000	$1.50 – 2.50	3.95 years	$1.56

No compensation expense was recognized on the performance-based options above for the three months ended March 31, 2024 and 2023, as the performance terms have not been met or are not probable. As of March 31, 2024, aggregate intrinsic value of vested performance options outstanding was $3.7 million.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan for the three months ended March 31, 2024:

RSU Outstanding Number of Shares
Balance at December 31, 2023	3,194,375
Granted	-
Vested	(834,125)
Cancelled/Forfeited	(450,000)
Balance at March 31, 2024	1,910,250

Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $1.4 million and $543 thousand for the three months ended March 31, 2024 and 2023, respectively, with unamortized expense remaining of approximately $3.1 million as of March 31, 2024. During the three months ended March 31 2024, 880,875 RSUs and RSAs were issued, which included 834,125 RSUs and RSAs that vested during the three months ended March 31, 2024 and 46,750 RSUs and RSAs that vested previously.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan) for the three months ended March 31, 2024:

RSU Outstanding Number of Shares
Balance at December 31, 2023	550,000
Granted	-
Vested	(62,500)
Balance at March 31, 2024	487,500

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was approximately $255 thousand and $305 thousand for the three months ended March 31, 2024 and 2023, respectively, with unamortized expense remaining of approximately $554 thousand as of March 31, 2024. During the three months ended March 31, 2024, 62,500 RSUs and RSAs vested and were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2024:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.81
Exercised	(2,337,500)	4.60 – 5.75	4.41 years	4.91
Cancelled/Forfeited/Expired	-	-	-	-
Balance at March 31, 2024	2,393,107	$1.24 – 12.00	3.01 years	$4.71

Exercisable December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.80
Exercisable March 31, 2024	2,393,107	$1.24 – 12.00	3.01 years	$4.69

Total compensation expense on the above warrants for services was approximately $0 and $12 thousand for the three months ended March 31, 2024 and 2023, respectively, with no unamortized expense remaining as of March 31, 2024.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to approximately $2.5 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was approximately $4.3 million as of March 31, 2024, which is expected to be recognized through 2026.

NOTE 9 – LEASES

The Company leases office space domestically under operating leases including: (1) the Company’s headquarters in New York, New York for which the lease expires in 2025, (2) a marketing and sales center in Huntington Beach, California for which the lease expires in 2024, (3) a patient care center in Greenville, South Carolina for which the lease expires in 2024, (4) warehouse and fulfillment centers in Columbia, Pennsylvania and Lancaster, Pennsylvania for which the leases expire in 2024 and (5) a warehouse and pharmacy operations center in Lancaster, Pennsylvania for which the lease expires in 2029, with an additional five year option to extend, for which the Company expects to utilize. WorkSimpli leases two office spaces in Puerto Rico for which the leases expire in 2024.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2024:

Operating right-of-use assets	$1,674,014
Operating lease liabilities - current	$447,559
Operating lease liabilities - noncurrent	$1,311,452

Total accumulated amortization of the Company’s operating right-of-use assets was $2.3 million and $1.5 million as of the three months ended March 31, 2024 and 2023, respectively.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024:

Fiscal year 2024	$519,253
Fiscal year 2025	273,749
Fiscal year 2026	211,046
Fiscal year 2027	217,378
Fiscal year 2028	223,899
Thereafter	1,333,857
Less: imputed interest	(1,020,171)
Present value of operating lease liabilities	$1,759,011

Operating lease expenses were approximately $226 thousand and $223 thousand for the three months ended March 31, 2024 and 2023, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	March 31,
	2024	2023
Cash paid for operating lease liabilities	$227,028	$226,797

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term in years	8.72	2.18
Weighted average discount rate	11.11%	7.17%

We have elected to apply the short-term lease exception to the warehouse and fulfillment center spaces we lease in Columbia, Pennsylvania and Lancaster, Pennsylvania. These leases have a term of less than 12 months and are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are approximately $2 thousand and $3 thousand per month, for Columbia, Pennsylvania and Lancaster, Pennsylvania, respectively. Additionally, Conversion Labs PR utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of March 31, 2024 and December 31, 2023, $0 and $5 thousand, respectively, was included in accrued expenses in regard to this agreement. The Company paid Pilaris approximately $5 thousand and $0 during the three months ended March 31, 2024 and 2023, respectively, in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of March 31, 2024.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2024, the Company approximates its implicit purchase commitments to be $186 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2024, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Working Capital Loan

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan (see Note 6). As of both March 31, 2024 and December 31, 2023, the outstanding balance was $0 related to the CRG Financial loan. Mr. Bhatia, a member of the Board of the Company, is a 3% owner and also serves on the Board of Directors of CRG Financial.

WorkSimpli Software

During the three months ended March 31, 2024 and 2023, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd., a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of approximately $1.1 million and $623 thousand during the three months ended March 31, 2024 and 2023, respectively, for these services. The Company owed CloudBoson $28 thousand as of March 31, 2024 and $226 thousand as of December 31, 2023.

Director Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which will vest in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock related to this agreement during the three months ended March 31, 2024.

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

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Telehealth
Revenue	$30,841,402	$20,202,803
Gross margin	86.4%	80.6%
Operating loss	$(6,619,763)	$(5,001,358)
WorkSimpli
Revenue	$13,302,862	$12,923,532
Gross margin	97.0%	97.7%
Operating income	$448,518	$2,148,548
Consolidated
Revenue	$44,144,264	$33,126,335
Gross margin	89.6%	87.3%
Operating loss	$(6,171,245)	$(2,852,810)

Relevant segment data as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Total Assets
Telehealth	$50,901,504	$48,126,006
WorkSimpli	10,553,770	10,354,703
Consolidated	$61,455,274	$58,480,709

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and has identified the following:

Stock Issued for Service

In April and May 2024, the Company issued 122,250 shares of common stock related to vested restricted stock with a total fair value of $601 thousand.

Cashless Exercise of Options and Warrants

In April and May 2024, the Company issued 285,554 shares of common stock related to the cashless exercise of warrants and 22,050 shares of common stock related to the cashless exercise of options.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Corporate History

We were formed in the State of Delaware on May 24, 1994, under our prior name, Immudyne, Inc. We changed our name to Conversion Labs, Inc. on June 22, 2018 and then subsequently, on February 22, 2021, we changed our name to LifeMD, Inc. Further, in connection with our name change, we changed our trading symbol to LFMD. In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli, a company that provides a software as a service for converting, editing, signing and sharing PDF documents called PDFSimpli. Effective January 22, 2021, we consummated a transaction to restructure the ownership of WorkSimpli through a series of agreements and concurrently increased our ownership stake in WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.6%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%. On January 18, 2022, the Company acquired Cleared, a nationwide allergy telehealth platform that provides personalized treatments for allergy, asthma, and immunology.

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

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and an internal patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats over 235,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 918,000 customers and patients by providing them greater access to high-quality, convenient, and affordable care.

Our mission is to empower people to live healthier lives by increasing access to high-quality and affordable virtual and in-home healthcare. We believe our success has been, and will continue to be, attributable to an amazing patient experience, made possible by attracting and retaining the highest-quality providers in the country, and our proprietary end-to-end technology platform. As we continue to pursue long-term growth, we plan to continue to introduce new telehealth product and service offerings that complement our already expansive treatment areas. During April 2023, we launched a highly successful and differentiated GLP-1 Weight Management offering driven by our existing primary care capabilities that already had more than 42,000 patient subscribers as of March 31, 2024. Patients receive a range of weight loss services including prescriptions for GLP-1 medications, as medically appropriate, lab work services, general primary care and holistic healthcare and coaching. The GLP-1 medically supported weight loss market is rapidly growing and is projected to increase from over $13 billion to over $100 billion by 2030, according to J.P. Morgan Research.

Our telehealth revenue increased 53% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Total revenue from recurring subscriptions is approximately 97%. In addition to our telehealth business, we own 73.32% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. This business experienced 3% year-over-year revenue growth, with recurring revenue of 100%, due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

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

Our offerings are sold to consumers on a subscription basis thus creating a relationship-driven patient experience to bolster retention rates and recurring revenue. Our offerings range from prescription medication and OTC products fulfilled on a recurring basis, to primary care and weight management clinical services and ongoing care from a team of dedicated medical providers. In general, our offerings seek to serve a patient throughout the lifecycle of both their general and chronic healthcare needs. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and are shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with approximately 918,000 individuals having purchased our products and services to date.

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

In April 2023, we launched our rapidly growing GLP-1 Weight Management program providing primary care, weight loss, holistic healthcare, lab work and prescription services, as appropriate, to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management program has grown exponentially to over 42,000 patient subscribers as of March 31, 2024. We remain at the forefront of the rapidly growing GLP-1 weight loss market, which is expected to exceed $100 billion by 2030, with our highly differentiated and comprehensive offering.

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

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications including but not limited to, premature ejaculation, hormone therapy and hair loss. RexMD has served approximately 522,000 customers and patients since inception with a 4.6-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States (“U.S.”) and has served approximately 265,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical-grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a 50-state network of affiliated medical professionals and providers, various pharmaceutical partners and treatments and tests that cost up to 50% less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products and ongoing care from U.S.-licensed allergists and nurses.

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

○

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast will utilize the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications, which are a class of medications that mainly help manage blood sugar (glucose) levels in people with Type 2 diabetes but can also treat obesity. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remainder $2.5 million is to be paid by June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones) (the “Medifast Collaboration”).

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. We acquired WorkSimpli through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. On January 22, 2021, LifeMD consummated a transaction and increased its ownership of WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.6%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%.

WorkSimpli was ranked in the top 25,000 websites globally, with more than 56 million registrants. Since its launch, WorkSimpli has converted or edited over 276 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 166,000 active subscriptions as of March 31, 2024.

Results of Operations

Our financial results for the three months ended March 31, 2024 are summarized as follows in comparison to the three months ended March 31, 2023:

	March 31, 2024		March 31, 2023
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$30,841,402	69.87%	$20,202,803	60.99%
WorkSimpli revenue, net	13,302,862	30.13%	12,923,532	39.01%
Total revenue, net	44,144,264	100%	33,126,335	100%
Cost of telehealth revenue	4,194,595	9.50%	3,920,182	11.83%
Cost of WorkSimpli revenue	405,582	0.92%	294,787	0.89%
Total cost of revenue	4,600,177	10.42%	4,214,969	12.72%
Gross profit	39,544,087	89.58%	28,911,366	87.28%
Selling and marketing expenses	24,173,880	54.76%	16,717,645	50.46%
General and administrative expenses	15,305,732	34.67%	10,602,763	32.01%
Other operating expenses	2,300,447	5.21%	1,704,765	5.15%
Development costs	2,087,232	4.73%	1,183,599	3.57%
Customer service expenses	1,848,041	4.19%	1,555,404	4.70%
Total expenses	45,715,332	103.56%	31,764,176	95.89%
Operating loss	(6,171,245)	(13.98)%	(2,852,810)	(8.61)%
Interest expense, net	(477,678)	(1.08)%	(264,465)	(0.80)%
Loss on debt extinguishment	-	-%	(325,198)	(0.98)%
Net loss	(6,648,923)	(15.06)%	(3,442,473)	(10.39)%
Net income attributable to non-controlling interest	119,432	0.27%	565,983	1.71%
Net loss attributable to LifeMD, Inc.	(6,768,355)	(15.33)%	(4,008,456)	(12.10)%
Preferred stock dividends	(776,563)	(1.76)%	(776,563)	(2.34)%
Net loss attributable to common shareholders	$(7,544,918)	(17.09)%	$(4,785,019)	(14.44)%

Total revenue, net. Revenues for the three months ended March 31, 2024 were approximately $44.1 million, an increase of 33% compared to approximately $33.1 million for the three months ended March 31, 2023. The increase in revenues was attributable to both the increase in telehealth revenue of 53% and an increase in WorkSimpli revenue of 3%. Telehealth revenue accounts for 70% of total revenue and has increased during the three months ended March 31, 2024 due to an increase in online sales demand primarily for LifeMD primary care which experienced an increase of approximately $7.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and Medifast Collaboration revenue. WorkSimpli revenue accounts for 30% of total revenue and has steadily increased year over year due to a combination of higher demand, increased market awareness, enhanced digital capabilities, continued marketing campaign expansion and the addition of the ResumeBuild brand in the first quarter of 2022.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 9% to approximately $4.6 million for the three months ended March 31, 2024 compared to approximately $4.2 million for the three months ended March 31, 2023. The combined cost of revenue increase was due to increased sales volume during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Telehealth costs decreased to 14% of associated telehealth revenues experienced during the three months ended March 31, 2024, from 19% of associated telehealth revenues during the three months ended March 31, 2023. WorkSimpli costs increased to 3% of associated WorkSimpli revenues for the three months ended March 31, 2024 as compared to 2% of associated WorkSimpli revenues for the three months ended March 31, 2023.

Gross profit. Gross profit increased by approximately 37% to approximately $39.5 million for the three months ended March 31, 2024 compared to approximately $28.9 million for the three months ended March 31, 2023. Gross profit as a percentage of revenues was approximately 90% for the three months ended March 31, 2024 as compared to approximately 87% for the three months ended March 31, 2023. Gross profit as a percentage of revenues for telehealth was 86% for the three months ended March 31, 2024 compared to 81% for the three months ended March 31, 2023, and for WorkSimpli was 97% for the three months ended March 31, 2024 compared to 98% for the three months ended March 31, 2023. The increase in sales volume and demand for LifeMD primary care, Medifast Collaboration revenue, and improved pricing have contributed to the increase in gross profit.

Total expenses. Operating expenses for the three months ended March 31, 2024 were approximately $45.7 million, as compared to approximately $31.8 million for the three months ended March 31, 2023. This represents an increase of 44%, or approximately $14.0 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2024, the Company had an increase of approximately $7.5 million, or 45% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the three months ended March 31, 2024, stock-based compensation was $2.5 million, with the majority related to stock compensation expense attributable to service-based stock options and restricted stock units, as compared to stock-based compensation expense of $2.7 million for the three months ended March 31, 2023. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended March 31, 2024, the Company had an increase of approximately $4.7 million in general and administrative expenses, primarily related to increases in compensation costs of $1.9 million and legal and professional fees of $1.6 million.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended March 31, 2024, the Company had an increase of approximately $596 thousand, or 35%, primarily related to rent and lease expenses, office supplies and software subscriptions.

(iv)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2024, the Company had an increase of approximately $904 thousand, or 76%, primarily resulting from technology platform improvements and amortization expenses.

(v)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended March 31, 2024, the Company had an increase of approximately $293 thousand, or 19%, primarily related to increases in infrastructure costs and headcount in the Company’s customer service department.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the three months ended March 31, 2024 and interest expense related to the Avenue Facility, notes payable and interest accrued on the Company’s Series B Convertible Preferred Stock for the three months ended March 31, 2023. Interest expense increased by approximately $213 thousand during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in interest expensed on the Avenue Facility during the three months ended March 31, 2024.

Working Capital

	March 31, 2024	December 31, 2023
Current assets	$44,408,735	$42,604,267
Current liabilities	44,675,068	34,781,724
Working capital	$(266,333)	$7,822,543

Working capital decreased by approximately $8.1 million during the three months ended March 31, 2024. The increase in current assets is primarily attributable to an increase in cash of approximately $2 million. Current liabilities increased by approximately $9.9 million, which was primarily attributable to an increase in deferred revenue of $4.4 million, an increase in current portion of long-term debt of $4.0 million, and in accounts payable and accrued expenses of $1.9 million as a result of the Company extending payables and credit terms with vendors.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$5,202,159	$(2,613,938)
Net cash used in investing activities	(2,190,265)	(1,811,639)
Net cash (used in) provided by financing activities	(1,047,690)	11,991,466
Net increase in cash	1,964,204	7,565,889

Net cash provided by operating activities was approximately $5.2 million for the three months ended March 31, 2024, as compared with approximately $2.6 million net cash used in operating activities for the three months ended March 31, 2023. The significant factors contributing to the net cash provided by operations during the three months ended March 31, 2024, include: (1) an increase in deferred revenue of $4.4 million, (2) an increase in accounts payable and accrued expenses of $2.6 million, (3) $2.5 million in non-cash stock-based compensation charges and (4) $2.2 million in non-cash depreciation and amortization, partially offset by the Company’s net loss of $6.6 million for the three months ended March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2023, was driven primarily by the net loss of approximately $3.4 million inclusive of the following: (1) $2.7 million in non-cash stock-based compensation charges, (2) $1.5 million in non-cash depreciation and amortization and (3) a $325 thousand loss on debt extinguishment. Additionally, a decrease in accounts payable and other operating activities of $3.8 million contributed to net cash used in operations for the three months ended March 31, 2023. These factors contributing to net cash used in operations were partially offset by an increase in deferred revenue of $348 thousand and an increase in inventory of $321 thousand due to the timing of purchases.

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $2.2 million, as compared with approximately $1.8 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024, was due to cash paid for capitalized software costs of approximately $2.0 million, and cash paid for the purchase of equipment of approximately $176 thousand. Net cash used in investing activities for the three months ended March 31, 2023, was due to cash paid for capitalized software costs of approximately $1.8 million and cash paid for the purchase of equipment of approximately $32 thousand.

Net cash used in financing activities for the three months ended March 31, 2024 was approximately $1.0 million as compared with approximately $12.0 million in net cash provided by financing activities for the three months ended March 31, 2023. Net cash used in financing activities for the three months ended March 31, 2024, consisted of: (1) preferred stock dividends of $777 thousand, (2) repayments of notes payable of approximately $212 thousand, (3) distributions to non-controlling interest of $36 thousand, and (4) the final contingent consideration payment made related to the ResumeBuild acquisition of approximately $31 thousand, partially offset by proceeds from the exercise of options of approximately $8 thousand. Net cash provided by financing activities for the three months ended March 31, 2023, consisted of: (1) $14.5 million in net proceeds received from the Avenue Facility and (2) $2.0 million in proceeds received from the CRG Financial loan. These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $3.3 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $777 thousand, payments made to redeem 500 WorkSimpli membership interest units of approximately $307 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $63 thousand and distributions to non-controlling interest of $36 thousand.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, noncontingent consideration, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 9—Leases to our unaudited condensed consolidated financial statements included in this report. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On December 11, 2023, the Company entered into a collaboration with Medifast. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remainder $2.5 million is to be paid by June 30, 2024 (or earlier upon the Company’s achievement of certain program milestones).

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

On June 8, 2021, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on June 22, 2021 (the “2021 Shelf”). Under the 2021 Shelf at the time of effectiveness, the Company originally had the ability to raise up to $150 million by selling common stock, preferred stock, debt securities, warrants, and units. In conjunction with the 2021 Shelf, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. As of March 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf. The Company expects to file a new shelf registration statement in 2024 (the “2024 Shelf”).

The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the quarter ended March 31, 2024, (3) cash on hand of $35.1 million as of March 31, 2024, (4) $53.3 million available under the ATM Sales Agreement and $32.0 million available under the 2021 Shelf, with the expectation of continued availability under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which it believes will continue to drive interest in the Company already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Our significant accounting policies are more fully described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this report. We believe that these accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on January 1, 2024 and interim periods within beginning after January 1, 2025. The Company does not expect the application of ASU 2023-07 to have a material impact to its consolidated financial statements and related disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that materially affected our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 10, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 11, 2024, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2024 without registration under the Securities Act:

On January 5, 2024, January 10, 2024, January 24, 2024, January 26, 2024, and March 26, 2024, the Company issued 150,000, 312,500, 65,000, 150,000 and 206,250 shares, respectively, of common stock, including vested restricted stock, for services to employees and consultants.

On February 4, 2023, the Company entered into the Cleared First Amendment between the Company and the sellers of Cleared. The Cleared First Amendment was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. On January 16, 2024, the Company issued 95,821 shares of common stock related to the final quarterly installment payment due to the sellers of Cleared under the Cleared First Amendment.

On March 21, 2024 and March 25, 2024, the Company issued 793,483 and 474,993 shares, respectively, of common stock related to the cashless exercise of warrants.

On March 22, 2024, the Company issued 64,113 shares of common stock related to the cashless exercise of options.

On March 22, 2024, the Company issued 1,250 shares of common stock related to the exercise of options held by a former employee.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	Director Agreement, dated April 26, 2024, between LifeMD, Inc. and Calum MacRae	8-K	10.1	05/02/2024
10.2#	Restricted Stock Award Agreement, dated April 26, 2024, between LifeMD, Inc. and Calum MacRae	8-K	10.2	05/02/2024
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	May 8, 2024

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
Date:	May 8, 2024

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer
Date:	May 8, 2024

