Form 10-Q
period 2024-09-30
LifeMD, Inc.
filed 2024-11-07
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 6, 2024, there were 43,312,117 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$37,587,253	$33,146,725
Accounts receivable, net	6,049,501	5,277,250
Product deposit	136,755	485,850
Inventory, net	2,645,443	2,759,932
Other current assets	2,238,005	934,510
Total Current Assets	48,656,957	42,604,267
Non-current Assets
Equipment, net	1,420,052	476,303
Right of use assets	6,750,256	594,897
Capitalized software, net	13,457,432	11,795,979
Intangible assets, net	2,275,225	3,009,263
Total Non-current Assets	23,902,965	15,876,442
Total Assets	$72,559,922	$58,480,709
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$15,867,469	$11,084,855
Accrued expenses	21,013,174	13,937,494
Notes payable, net	-	327,597
Current operating lease liabilities	403,319	603,180
Current portion of long-term debt	5,277,778	-
Deferred revenue	16,390,541	8,828,598
Total Current Liabilities	58,952,281	34,781,724
Long-term Liabilities
Long-term debt, net	12,951,280	17,927,727
Noncurrent operating lease liabilities	6,511,425	73,849
Contingent consideration	100,000	131,250
Total Liabilities	78,514,986	52,914,550
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding, liquidation value, $0 per share as of September 30, 2024 and December 31, 2023	-	-
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $25.55 per share as of September 30, 2024 and December 31, 2023	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 41,909,572 and 38,358,641 shares issued, 41,806,532 and 38,255,601 outstanding as of September 30, 2024 and December 31, 2023, respectively	419,096	383,586
Additional paid-in capital	227,394,727	217,550,583
Accumulated deficit	(235,370,384)	(214,265,236)
Treasury stock, 103,040, at cost, as of September 30, 2024 and December 31, 2023	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ (Deficit) Equity	(7,720,122)	3,505,372
Non-controlling interest	1,765,058	2,060,787
Total Stockholders’ (Deficit) Equity	(5,955,064)	5,566,159
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$72,559,922	$58,480,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Telehealth revenue, net	$40,275,546	$24,342,789	$108,549,257	$66,896,719
WorkSimpli revenue, net	13,117,611	14,271,122	39,650,009	40,790,439
Total revenues, net	53,393,157	38,613,911	148,199,266	107,687,158
Cost of revenues
Cost of telehealth revenue	4,300,877	4,479,760	13,049,315	12,525,887
Cost of WorkSimpli revenue	712,664	301,746	1,589,318	1,019,018
Total cost of revenues	5,013,541	4,781,506	14,638,633	13,544,905
Gross profit	48,379,616	33,832,405	133,560,633	94,142,253

Expenses
Selling and marketing expenses	26,611,672	19,776,797	77,164,480	56,062,345
General and administrative expenses	18,925,844	13,398,387	52,752,961	36,120,723
Customer service expenses	2,804,210	2,106,252	7,385,669	5,573,734
Other operating expenses	2,112,169	1,622,137	6,318,791	4,640,690
Development costs	2,611,833	1,498,213	7,101,655	4,062,498
Total expenses	53,065,728	38,401,786	150,723,556	106,459,990
Operating loss	(4,686,112)	(4,569,381)	(17,162,923)	(12,317,737)
Interest expense, net	(558,597)	(713,766)	(1,567,743)	(1,973,901)
Loss on debt extinguishment	-	-	-	(325,198)
Net loss before income taxes	(5,244,709)	(5,283,147)	(18,730,666)	(14,616,836)
Income tax expense	(232,523)	-	(232,523)	-
Net loss	(5,477,232)	(5,283,147)	(18,963,189)	(14,616,836)
Net (loss) income attributable to non-controlling interest	(345,767)	839,288	(187,729)	2,247,055
Net loss attributable to LifeMD, Inc.	(5,131,465)	(6,122,435)	(18,775,460)	(16,863,891)
Preferred stock dividends	(776,563)	(776,563)	(2,329,688)	(2,329,688)
Net loss attributable to LifeMD, Inc. common stockholders	$(5,908,028)	$(6,898,998)	$(21,105,148)	$(19,193,579)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.14)	$(0.20)	$(0.52)	$(0.58)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.14)	$(0.20)	$(0.52)	$(0.58)
Weighted average number of common shares outstanding:
Basic	42,020,965	34,472,904	40,857,344	32,959,665
Diluted	42,020,965	34,472,904	40,857,344	32,959,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2023	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)
Stock compensation expense	-	-	149,375	1,494	2,662,020	-	-	2,663,514	-	2,663,514
Stock issued for noncontingent consideration payment	-	-	337,895	3,379	638,621	-	-	642,000	-	642,000
Warrants issued for debt instruments	-	-	-	-	1,088,343	-	-	1,088,343	-	1,088,343
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(220,582)	-	-	(220,582)	(85,932)	(306,514)
Net (loss) income	-	-	-	-	-	(4,008,456)	-	(4,008,456)	565,983	(3,442,473)
Balance, March 31, 2023	1,400,000	$140	32,040,045	$320,401	$183,183,652	$(195,348,013)	$(163,701)	$(12,007,521)	$(31,497)	$(12,039,018)
Stock compensation expense	-	-	53,000	530	2,861,439	-	-	2,861,969	-	2,861,969
Stock issued for noncontingent consideration payment	-	-	455,319	4,553	637,447	-	-	642,000	-	642,000
Cashless exercise of stock options	-	-	16,471	165	(165)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(8,443)	-	-	(8,443)	9,332	889
Net (loss) income	-	-	-	-	-	(6,733,000)	-	(6,733,000)	841,784	(5,891,216)
Balance, June 30, 2023	1,400,000	$140	32,564,835	$325,649	$186,673,930	$(202,857,575)	$(163,701)	$(16,021,557)	$783,619	$(15,237,938)
Stock compensation expense	-	-	137,500	1,375	3,316,878	-	-	3,318,253	-	3,318,253
Stock issued for noncontingent consideration payment	-	-	158,129	1,581	640,419	-	-	642,000	-	642,000
Stock issued for legal settlement	-	-	100,000	1,000	531,000	-	-	532,000	-	532,000
Cashless exercise of stock options	-	-	57,901	579	(579)	-	-	-	-	-
Sale of common stock under ATM, net	-	-	180,021	1,800	897,767	-	-	899,567	-	899,567
Series B Preferred Stock conversion	-	-	1,560,864	15,609	5,057,205	-	-	5,072,814	-	5,072,814
Warrants issued for debt instruments fair value adjustment	-	-	-	-	(215,243)	-	-	(215,243)	-	(215,243)
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(6,122,435)	-	(6,122,435)	839,288	(5,283,147)
Balance, September 30, 2023	1,400,000	$140	34,759,250	$347,593	$196,901,377	$(209,756,573)	$(163,701)	$(12,671,164)	$1,586,907	$(11,084,257)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2024	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787	$5,566,159
Stock compensation expense	-	-	943,375	9,434	2,534,996	-	-	2,544,430	-	2,544,430
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	1,250	13	7,800	-	-	7,813	-	7,813
Cashless exercise of warrants	-	-	1,268,476	12,685	(12,685)	-	-	-	-	-
Cashless exercise of options	-	-	64,113	641	(641)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(6,768,355)	-	(6,768,355)	119,432	(6,648,923)
Balance, March 31, 2024	1,400,000	$140	40,731,676	$407,317	$220,721,095	$(221,810,154)	$(163,701)	$(845,303)	$2,144,219	$1,298,916
Stock compensation expense	-	-	142,250	1,423	4,189,753	-	-	4,191,176	-	4,191,176
Exercise of stock options	-	-	75,000	750	99,250	-	-	100,000	-	100,000
Cashless exercise of stock options	-	-	448,664	4,486	(4,486)	-	-	-	-	-
Cashless exercise of warrants	-	-	361,982	3,620	(3,620)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(6,875,640)	-	(6,875,640)	38,606	(6,837,034)
Balance, June 30, 2024	1,400,000	$140	41,759,572	$417,596	$225,001,992	$(229,462,356)	$(163,701)	$(4,206,329)	$2,146,825	$(2,059,504)
Stock compensation expense	-	-	150,000	1,500	2,392,735	-	-	2,394,235	-	2,394,235
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	-	-	(5,131,465)	-	(5,131,465)	(345,767)	(5,477,232)
Balance, September 30, 2024	1,400,000	$140	41,909,572	$419,096	$227,394,727	$(235,370,384)	$(163,701)	$(7,720,122)	$1,765,058	(5,955,064)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,963,189)	$(14,616,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	301,331	233,495
Amortization of capitalized software	5,884,893	3,787,716
Amortization of intangibles	737,836	725,496
Accretion of consideration payable	13,644	148,481
Depreciation of fixed assets	321,698	146,286
Loss on debt extinguishment	-	325,198
Operating lease payments	529,038	562,073
Stock issued for legal settlement	-	532,000
Stock compensation expense	9,129,841	8,843,736
Changes in Assets and Liabilities
Accounts receivable	(772,251)	(1,583,832)
Product deposit	349,095	42,497
Inventory	114,489	(87,283)
Other current assets	(1,303,495)	(616,938)
Operating lease liabilities	(446,682)	(589,744)
Deferred revenue	7,561,943	691,848
Accounts payable	4,782,614	(469,403)
Accrued expenses	7,704,036	5,611,131
Other operating activity	-	(579,319)
Net cash provided by operating activities	15,944,841	3,106,602
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(7,546,346)	(6,273,295)
Purchase of equipment	(1,265,447)	(94,482)
Purchase of intangible assets	(3,798)	(148,868)
Net cash used in investing activities	(8,815,591)	(6,516,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	-	19,466,887
Proceeds from notes payable	-	2,347,691
Repayment of notes payable, net of prepayment penalty	(327,597)	(5,043,916)
Cash proceeds from exercise of options	107,813	-
Sale of common stock under ATM, net	-	899,567
Preferred stock dividends	(2,329,688)	(2,329,688)
Contingent consideration payments for ResumeBuild acquisition	(31,250)	(187,500)
Net payments for membership interest in WorkSimpli	-	(305,625)
Distributions to non-controlling interest	(108,000)	(108,000)
Net cash (used in) provided by financing activities	(2,688,722)	14,739,416
Net increase in cash	4,440,528	11,329,373
Cash at beginning of period	33,146,725	3,958,957
Cash at end of period	$37,587,253	$15,288,330
Cash paid for interest
Cash paid during the period for interest	$1,913,049	$1,485,242
Non-cash investing and financing activities
Cashless exercise of options	$5,127	$744
Cashless exercise of warrants	$16,305	$-
Stock issued for noncontingent consideration payment	$642,000	$1,926,000
Series B Preferred Stock conversion	$-	$5,072,814
Warrants issued for debt instruments	$-	$873,100
Right of use asset	$6,684,397	$155,168
Operating lease liabilities	$6,684,397	$155,168

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

In April 2023, we launched our GLP-1 Weight Management program providing primary care, weight loss, holistic healthcare, lab work and prescription services, as appropriate, to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management program with an alternative designed for patients who are unable or unwilling to use GLP-1 medications. This treatment plan consists of three oral medications – metformin, bupropion, and topiramate.

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

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of September 30, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3). As of September 30, 2024, there is no remaining balance outstanding related to the promissory note.

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

Liquidity Evaluation

As of September 30, 2024, the Company has an accumulated deficit of approximately $235 million and has experienced significant losses from its operations. Although the Company is showing significant positive revenue trends, the Company expects to incur further losses through 2024. Additionally, the Company expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of September 30, 2024, there was $19 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

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

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

The Company has a current cash balance of approximately $32.6 million as of the filing date. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the nine months ended September 30, 2024, (3) cash on hand of $37.6 million as of September 30, 2024, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which it believes that will continue to drive interest in the Company as already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2023, included in our 2023 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2024 and December 31, 2023, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total revenue for LifeMD PC was approximately $20.0 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $41.5 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. Total net income for LifeMD PC was approximately $6.2 million and $440 thousand for the three months ended September 30, 2024 and 2023, respectively. Total net income for LifeMD PC was approximately $3.4 million for the nine months ended September 30, 2024 and net loss for LifeMD PC was approximately $1.1 million for the nine months ended September 30, 2023.

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

For its LifeMD PC contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has estimated that there is one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers.

Customer discounts, returns and rebates on telehealth revenues approximated $1.7 million and $696 thousand during the three months ended September 30, 2024 and 2023, respectively. Customer discounts, returns and rebates on telehealth revenues approximated $4.5 million and $1.5 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in customer discounts, returns and rebates on telehealth revenues is primarily due to the increase in sales volume.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a yearly subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has estimated that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and yearly subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or yearly subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the Contract price is fixed and determinable at the contract initiation. Monthly and annual subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $1.1 million and $865 thousand during the three months ended September 30, 2024 and 2023, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $2.5 million and $2.6 million during the nine months ended September 30, 2024 and 2023, respectively.

As noted above, on December 11, 2023, the Company entered into the Medifast Collaboration. Pursuant to certain agreements between the parties, Medifast agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024. The Company determined the transaction price totaled $10 million, which was fully collected as of September 30, 2024. The Company has allocated the total $10 million initial transaction price to three distinct performance obligations. As the Company completed its first performance obligation related to this agreement, the $5 million payment was fully recognized during the year ended December 31, 2023. The Company recognized approximately $2 million related to the second performance obligation during the three months ended March 31, 2024, and approximately $3 million related to the second and third performance obligations during the three months ended June 30, 2024.

For the three and nine months ended September 30, 2024 and 2023, the Company had the following disaggregated revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Telehealth product and subscription revenue	$20,250,592	38%	$22,432,989	58%	$62,034,621	42%	$64,193,130	60%
LifeMD PC subscription revenue	20,024,954	37%	1,909,800	5%	41,514,636	28%	2,703,589	2%
WorkSimpli revenue	13,117,611	25%	14,271,122	37%	39,650,009	27%	40,790,439	38%
Medifast collaboration revenue	-	-%	-	-%	5,000,000	3%	-	-%
Total net revenue	$53,393,157	100%	$38,613,911	100%	$148,199,266	100%	$107,687,158	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of September 30, 2024 and December 31, 2023, the Company has accrued contract liabilities, as deferred revenue, of approximately $16.4 million and $8.8 million, respectively, which represent the following: (1) $12.3 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers, (2) $1.6 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.5 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively, related to obligations on WorkSimpli in-process monthly or yearly contracts with customers.

Deferred revenue increased by $7.6 million to $16.4 million as of September 30, 2024 compared to $8.8 million as of December 31, 2023. The increase is primarily due to the increase in monthly and multi-month subscription revenue related to LifeMD PC of approximately $38.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The amount of revenue recognized during the three months ended September 30, 2024, that was included in the deferred revenue balance at the beginning of the period, was $11.2 million. The amount of revenue recognized during the nine months ended September 30, 2024, that was included in the deferred revenue balance at the beginning of the period, was $7.4 million.

The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024 as revenue by September 30, 2025.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$15,161,659	$5,668,210	$8,828,598	$5,547,506
Additions	49,937,216	38,335,297	144,979,731	103,301,114
Revenue recognized	(48,708,334)	(37,764,153)	(137,417,788)	(102,609,266)
End of period	$16,390,541	$6,239,354	$16,390,541	$6,239,354

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2024 and December 31, 2023, the reserve for sales returns and allowances was approximately $930 thousand and $528 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

Inventory

As of September 30, 2024 and December 31, 2023, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of September 30, 2024 and December 31, 2023, the Company recorded an inventory reserve of approximately $265 thousand and $356 thousand, respectively.

As of September 30, 2024 and December 31, 2023, the Company’s inventory consisted of the following:

	September 30,	December 31,
	2024	2023

Finished goods	$1,594,216	$1,216,833
Raw materials and packaging components	1,316,042	1,898,784
Inventory reserve	(264,815)	(355,685)
Total inventory, net	$2,645,443	$2,759,932

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2024 and December 31, 2023, the Company has approximately $137 thousand and $486 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2024, the Company approximates its implicit purchase commitments to be $1.1 million, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of September 30, 2024 and December 31, 2023, the Company capitalized a net amount of $13.5 million and $11.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared trade name, (4) Cleared developed technology, (5) a purchased license and (6) four purchased domain names. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of September 30, 2024 and December 31, 2023, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Series B Preferred Stock	-	-	-	995,994
RSUs and RSAs	2,394,915	2,954,750	2,329,055	2,545,875
Stock options	1,397,000	2,616,722	1,694,583	3,316,909
Warrants	1,743,730	4,827,380	1,960,189	4,827,380
Convertible long-term debt	671,141	1,342,282	671,141	1,342,282
Potentially dilutive securities	6,206,786	11,741,134	6,654,968	13,028,440

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

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of September 30, 2024, we utilized four (4) suppliers for fulfillment services, fifteen (15) suppliers for manufacturing finished goods, eight (8) suppliers for packaging, bottling, and labeling, and eight (8) suppliers for prescription medications. As of December 31, 2023, we utilized three (3) suppliers for fulfillment services, nine (9) suppliers for manufacturing finished goods, seven (7) suppliers for packaging, bottling, and labeling, and five (5) suppliers for prescription medications.

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

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of September 30, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach.

NOTE 4 –INTANGIBLE ASSETS

As of September 30, 2024 and December 31, 2023, the Company has the following amounts related to amortizable intangible assets:

	September 30,	December 31,	Amortizable
	2024	2023	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	175,397	171,599	3 years
Less: accumulated amortization	(3,753,271)	(3,015,435)
Total intangible assets, net	$2,275,225	$3,009,263

The aggregate amortization expense of the Company’s intangible assets for both the three months ended September 30, 2024 and 2023 was $246 thousand. The aggregate amortization expense of the Company’s intangible assets for the nine months ended September 30, 2024 and 2023 was $738 thousand and $726 thousand, respectively. Total amortization expense for the remainder of 2024 is approximately $245 thousand, $978 thousand for 2025, $940 thousand for 2026, and approximately $113 thousand for 2027.

NOTE 5 – ACCRUED EXPENSES

As of September 30, 2024 and December 31, 2023, the Company has the following amounts related to accrued expenses:

	September 30,	December 31,
	2024	2023
Accrued selling and marketing expenses	$11,194,487	$5,198,123
Accrued compensation	3,362,633	3,003,007
Sales tax payable	2,267,447	2,501,035
Accrued dividends payable	776,563	776,563
Purchase price payable	-	641,042
Other accrued expenses	3,412,044	1,817,724
Total accrued expenses	$21,013,174	$13,937,494

NOTE 6 – NOTES PAYABLE

Working Capital Loans

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $111 thousand, respectively, and is included in notes payable, net, on the accompanying unaudited condensed consolidated balance sheet.

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan due to a prepayment penalty and various fees. As of both September 30, 2024 and December 31, 2023, the outstanding balance was $0 related to the CRG Financial loan.

During the year ended December 31, 2023, the Company financed a $348 thousand prepaid insurance policy under a 10-month financing agreement with Arthur J. Gallagher Risk Management Services, LLC. The terms of the agreement include finance fees in the amount of $13 thousand. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $217 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

Total interest expense on notes payable amounted to $0 and $216 thousand for the three months ended September 30, 2024 and 2023, respectively. Total interest expense on notes payable amounted to $7 thousand and $250 thousand for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 7 –LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. As of September 30, 2024, there is $1 million in term loans remaining to be converted. The relative fair value of the Avenue Warrants was recorded to debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of September 30, 2024. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $100 thousand and $80 thousand for the three months ended September 30, 2024 and 2023, respectively, and $301 thousand and $234 thousand for the nine months ended September 30, 2024 and 2023, respectively. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of September 30, 2024, the interest rate was 13.25%. As of September 30, 2024, interest only payments were extended until May 2025. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

As of September 30, 2024, the Company will pay $8.4 million in 2025 and $10.6 million in 2026 in principal payments under the Avenue Facility.

The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of September 30, 2024, there was $19 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $681 thousand and $594 thousand for the three months ended September 30, 2024 and 2023, respectively. Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $2.0 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

Options and Warrants

During the nine months ended September 30, 2024, the Company issued an aggregate of 512,777 shares of common stock related to the cashless exercise of options.

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,630,458 shares of common stock related to the cashless exercise of warrants.

During the nine months ended September 30, 2024, the Company issued an aggregate of 76,250 shares of common stock related to the exercise of options for total proceeds of approximately $107 thousand.

Common Stock

Common Stock Transactions During the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,235,625 shares of common stock for service, including vested restricted stock.

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

Noncontrolling Interest

Net loss attributed to the non-controlling interest amounted to $346 thousand for the three months ended September 30, 2024 compared to net income of $839 thousand for the three months ended September 30, 2023. During both the three months ended September 30, 2024 and 2023, the Company paid distributions to non-controlling shareholders of $36 thousand. Net loss attributed to the non-controlling interest amounted to $188 thousand for the nine months ended September 30, 2024 compared to net income of $2.2 million for the nine months ended September 30, 2023. During both the nine months ended September 30, 2024 and 2023, the Company paid distributions to non-controlling shareholders of $108 thousand.

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

On March 31, 2024, WorkSimpli declared a cash dividend in the amount of $11.20 per membership interest unit to all unit holders of record as of March 31, 2024 and was paid on April 10, 2024. The total dividends declared to noncontrolling interest holders was $267 thousand for the three months ended March 31, 2024, and is included in the Company’s results of operations for the three months ended March 31, 2024. On July 1, 2024, WorkSimpli declared a cash dividend in the amount of $9.05 per membership interest unit to all unit holders of record as of June 30, 2024 and was paid on July 1, 2024. The total dividends declared to noncontrolling interest holders was $0 and $495 thousand for the three and nine months ended September 30, 2024, respectively, and is included in general and administrative expenses for the three and nine months ended September 30, 2024. On June 30, 2023, WorkSimpli declared a cash dividend in the amount of $22.40 per membership interest unit to all unit holders of record as of June 30, 2023 and was paid on July 3, 2023. On July 31, 2023, WorkSimpli declared a cash dividend in the amount of $11.20 per membership interest unit to all unit holders of record as of July 28, 2023 and was paid on August 1, 2023. On August 31, 2023, WorkSimpli declared a cash dividend in the amount of $16.80 per membership interest unit to all unit holders of record as of August 30, 2023 and was paid on September 1, 2023. On September 30, 2023, WorkSimpli declared a cash dividend in the amount of $14.00 per membership interest unit to all unit holders of record as of September 30, 2023 and was paid on October 5, 2023. The total dividends declared to noncontrolling interest holders was $1.0 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and is included in general and administrative expenses for the three and nine months ended September 30, 2023.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. Dividends declared and paid on the Series A Preferred Stock during the nine months ended September 30, 2024 are as follows: (1) quarterly dividend declared on March 26, 2024 to holders of record as of April 5, 2024, which was paid on April 15, 2024, (2) quarterly dividend declared on June 25, 2024 to holders of record as of July 5, 2024 which was paid on July 15, 2024, and (3) quarterly dividend declared on September 24, 2024 to holders of record as of October 4, 2024 which was paid on October 15, 2024. Dividends declared and paid on the Series A Preferred Stock during the nine months ended September 30, 2023 are as follows: (1) quarterly dividend declared on March 28, 2023 to holders of record as of April 7, 2023 and was paid on April 17, 2023, (2) quarterly dividend declared on June 27, 2023 to holders of record as of July 7, 2023 and was paid on July 17, 2023 and (3) quarterly dividend declared on September 26, 2023 to holders of record as of October 6, 2023 and was paid on October 16, 2023. The dividends are included in the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Amended 2020 Plan provided for the issuance of up to 8,100,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 2,753,276 shares as of September 30, 2024.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the nine months ended September 30, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2023	726,889	$1.84 – 13.74	6.11 years	$8.08
Granted	-	-	-	-
Exercised	(172,222)	6.00 – 7.50	6.11 years	6.44
Balance at September 30, 2024	554,667	$1.84 –13.74	5.13 years	$8.59

Exercisable at December 31, 2023	604,758	$1.84 – 13.74	6.23 years	$8.44
Exercisable at September 30, 2024	532,877	$1.84 – 13.74	5.19 years	$8.82

Total compensation expense under the Amended 2020 Plan options above was $109 thousand and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, with unamortized expense remaining of $59 thousand as of September 30, 2024. Total compensation expense under the Amended 2020 Plan options above was $1.2 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, 172,222 options were exercised on a cashless basis, which resulted in 62,781 shares issued. As of September 30, 2024, aggregate intrinsic value of vested service-based options outstanding was $237 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the nine months ended September 30, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2023	1,124,333	$1.00 – 11.98	4.60 years	$3.69
Granted	-	-	-	-
Exercised	(222,000)	1.00 – 6.25	2.91 years	2.24
Cancelled/Forfeited/Expired	(150,000)	1.40 – 7.73	-	3.82
Balance at September 30, 2024	752,333	$1.00 – 11.98	4.47 years	$4.10

Exercisable December 31, 2023	1,090,083	$1.00 – 11.98	4.62 years	$3.66
Exercisable at September 30, 2024	752,333	$1.00 – 11.98	4.47 years	$4.10

Total compensation expense under the above service-based option plan was $25 thousand and $367 thousand for the three months ended September 30, 2024 and 2023, respectively, with unamortized expense remaining of $25 thousand as of September 30, 2024. Total compensation expense under the above service-based option plan was $266 thousand and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, aggregate intrinsic value of vested service-based options outstanding was $1.4 million. Of the total service-based options exercised during the nine months ended September 30, 2024, 170,750 options were exercised on a cashless basis, which resulted in 134,302 shares issued and 51,250 options were exercised for cash.

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2024:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2023	485,000	$1.25 – 2.50	4.13 years	$1.56
Granted	-	-	-	-
Exercised	(395,000)	1.50 – 2.00	3.57 years	1.53
Balance at September 30, 2024	90,000	$1.25 – 2.50	2.56 years	$1.69

Exercisable December 31, 2023	420,000	$1.50 – 2.50	4.20 years	$1.56
Exercisable at September 30, 2024	25,000	$1.75 – 2.50	1.65 years	$2.05

No compensation expense was recognized on the performance-based options above for the three and nine months ended September 30, 2024, as the performance terms have not been met or are not probable. As of September 30, 2024, the aggregate intrinsic value of vested performance options outstanding was $80 thousand. Of the total performance-based options exercised during the nine months ended September 30, 2024, 370,000 options were exercised on a cashless basis, which resulted in 315,694 shares issued and 25,000 options were exercised for cash.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan for the nine months ended September 30, 2024:

RSU Outstanding Number of Shares
Balance at December 31, 2023	3,194,375
Granted	908,335
Vested	(1,285,210)
Cancelled/Forfeited	(450,000)
Balance at September 30, 2024	2,367,500

The total fair value of the 908,335 RSUs and RSAs granted was $6.9 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was $2.1 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, with unamortized expense remaining of $4.1 million as of September 30, 2024. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was $6.9 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, 1,285,210 RSUs and RSAs vested, of which 1,110,625 shares were issued.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan) for the nine months ended September 30, 2024:

RSU Outstanding Number of Shares
Balance at December 31, 2023	550,000
Granted	-
Vested	(187,500)
Balance at September 30, 2024	362,500

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $202 thousand and $139 thousand for the three months ended September 30, 2024 and 2023, respectively, with unamortized expense remaining of $97 thousand as of September 30, 2024. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $712 thousand and $728 thousand for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, 187,500 RSUs and RSAs vested, of which 125,000 shares were issued.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2024:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.81
Exercised	(2,986,877)	1.40 – 5.75	3.38 years	4.90
Balance at September 30, 2024	1,743,730	$1.24 – 12.00	2.91 years	$4.65

Exercisable December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.80
Exercisable September 30, 2024	1,743,730	$1.24 – 12.00	2.91 years	$4.63

Total compensation expense on the above warrants was $0 thousand for both the three months ended September 30, 2024 and 2023, with no unamortized expense remaining as of September 30, 2024. Total compensation expense on the above warrants was $0 and $18 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs, and RSAs amounted to approximately $2.4 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to $9.1 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs, and RSAs was $4.3 million as of September 30, 2024, which is expected to be recognized through 2026.

NOTE 9 – LEASES

The Company leases office space domestically under operating leases including: (1) the Company’s headquarters in New York, New York for which the lease expires in 2028, (2) a marketing and sales center in Huntington Beach, California for which the lease expires in 2027, (3) a patient care center in Greenville, South Carolina for which the lease expires in 2031, with an additional five year option to extend, for which the Company expects to utilize, (4) warehouse and fulfillment centers in Columbia, Pennsylvania and Lancaster, Pennsylvania for which the leases expired in 2024 and (5) a warehouse and pharmacy operations center in Lancaster, Pennsylvania for which the lease expires in 2029, with an additional five year option to extend, for which the Company expects to utilize. WorkSimpli leases two office spaces in Puerto Rico for which the leases expire in 2026.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of September 30, 2024:

Operating right-of-use assets	$6,750,256
Operating lease liabilities –- current	$403,319
Operating lease liabilities – noncurrent	$6,511,425

Total accumulated amortization of the Company’s operating right-of-use assets was $2.7 million and $1.9 million as of September 30, 2024 and 2023, respectively.

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2024:

Fiscal year 2024	$215,979
Fiscal year 2025	1,227,477
Fiscal year 2026	1,344,162
Fiscal year 2027	1,236,539
Fiscal year 2028	936,992
Thereafter	6,316,720
Less: imputed interest	(4,360,125)
Present value of operating lease liabilities	$6,914,744

Operating lease expenses were $289 thousand and $214 thousand for the three months ended September 30, 2024 and 2023, respectively, and $747 thousand and $643 thousand for the nine months ended 30, 2024 and 2023, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	September 30,
	2024	2023
Cash paid for operating lease liabilities	$615,281	$665,129

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term in years	10.38	2.18
Weighted average discount rate	10.97%	7.17%

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of September 30, 2024 and December 31, 2023, $0 and approximately $5 thousand, respectively, were included in accrued expenses in regard to this agreement. The Company paid Pilaris $5 thousand and $138 thousand during the nine months ended September 30, 2024 and 2023, respectively, in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of September 30, 2024.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2024, the Company approximates its implicit purchase commitments to be $1.1 million.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2024, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Working Capital Loan

In January and February 2023, the Company received proceeds of $2 million under a $2.5 million loan facility with CRG Financial, maturing on December 15, 2023. The loan facility includes interest of 12%. The Company repaid the $2 million outstanding loan balance on March 21, 2023 with the proceeds received from the Avenue Facility and recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan (see Note 6). As of both September 30, 2024 and December 31, 2023, the outstanding balance was $0 related to the CRG Financial loan. Mr. Bhatia, a member of the Board of the Company, is a 3% owner and also serves on the Board of Directors of CRG Financial.

WorkSimpli Software

During the nine months ended September 30, 2024 and 2023, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of $838 thousand and $611 thousand during the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $1.8 million during the nine months ended September 30, 2024 and 2023, respectively, for these services. The Company owed CloudBoson $50 thousand as of September 30, 2024 and $226 thousand as of December 31, 2023.

Legal Services

During the nine months ended September 30, 2024 and 2023, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which one of the Company’s Board of Directors’ immediate family members is the Company’s relationship partner, to provide legal services. The Company paid King & Spalding a total of approximately $140 thousand and $0 during the three months ended September 30, 2024 and 2023, respectively, and $591 thousand and $0 during the nine months ended September 30, 2024 and 2023, respectively, for these services. The Company owed King & Spalding $98 thousand as of September 30, 2024 and $48 thousand as of December 31, 2023.

Director Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which will vest in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 125,000 restricted shares of common stock related to this agreement during the nine months ended September 30, 2024.

On June 14, 2023, Robert Jindal, a member of the Board of the Company, entered into a consulting services agreement (the “Jindal Consulting Agreement”) with the Company, pursuant to which Mr. Jindal provides certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which will vest in six-month installments from June 14, 2023 through December 31, 2024. On July 17, 2024, Mr. Jindal entered into the First Amendment to the Jindal Consulting Services Agreement with the Company (the “Jindal First Amendment”), pursuant to which the Company shall issue 24,835 restricted shares of the Company’s common stock, all of which vested on September 14, 2024.

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

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. Relevant segment data for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Telehealth
Revenue	$40,275,546	$24,342,789	$108,549,257	$66,896,719
Gross margin	89.3%	81.6%	88.0%	81.3%
Operating loss	$(3,624,659)	$(7,716,355)	$(16,695,105)	$(20,859,582)
WorkSimpli
Revenue	$13,117,611	$14,271,122	$39,650,009	$40,790,439
Gross margin	94.6%	97.9%	96.0%	97.5%
Operating (loss) income	$(1,061,453)	$3,146,974	$(467,818)	$8,541,845
Consolidated
Revenue	$53,393,157	$38,613,911	$148,199,266	$107,687,158
Gross margin	90.6%	87.6%	90.1%	87.4%
Operating loss	$(4,686,112)	$(4,569,381)	$(17,162,923)	$(12,317,737)

Relevant segment data as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Total Assets
Telehealth	$63,759,164	$48,126,006
WorkSimpli	8,800,758	10,354,703
Consolidated	$72,559,922	$58,480,709

NOTE 13 – SUBSEQUENT EVENTS

Stock Issued for Service

In October 2024, the Company issued 318,085 shares of common stock related to vested restricted stock with a total fair value of $950 thousand.

Stock Option Exercise

In October 2024, the Company issued an aggregate of 10,000 shares of common stock related to the exercise of options for total proceeds of approximately $13 thousand.

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

Risk factors include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	the impact of competitive products and pricing;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively, including applications and risks of artificial intelligence (“AI”);
●	our ability to prevent, detect and remediate cybersecurity incidents;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	our ability to collaborate successfully with other businesses and to integrate acquired businesses or new brands;
●	supply chain constraints or difficulties;
●	current and potential material weaknesses in our internal control over financial reporting;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	the impact of industry regulation, including regulation of compounded medications, privacy and digital healthcare;
●	general economic and business conditions, including inflation, slower growth or recession;
●	changes in the political or regulatory conditions in the markets in which we operate; and
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks.

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

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and an internal patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 269,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 1,059,000 customers and patients by providing them greater access to high-quality, convenient, and affordable care.

Our mission is to empower people to live healthier lives by increasing access to high-quality and affordable virtual and in-home healthcare. We believe our success has been, and will continue to be, attributable to an amazing patient experience, made possible by attracting and retaining the highest-quality providers in the country, and our proprietary end-to-end technology platform. As we continue to pursue long-term growth, we plan to continue to introduce new telehealth product and service offerings that complement our already expansive treatment areas. During April 2023, we launched a highly successful and differentiated GLP-1 Weight Management offering driven by our existing primary care capabilities that already had more than 71,000 patient subscribers as of September 30, 2024. Patients receive a range of weight loss services including prescriptions for GLP-1 medications, as medically appropriate, lab work services, general primary care and holistic healthcare and coaching. The GLP-1 medically supported weight loss market is rapidly growing and is projected to increase from over $13 billion to over $100 billion by 2030, according to J.P. Morgan Research.

Our telehealth revenue increased 62% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Total revenue from recurring subscriptions is approximately 92%. In addition to our telehealth business, we own 73.32% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. WorkSimpli revenue from recurring subscriptions is 100%.

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

Our offerings are sold to consumers on a subscription basis thus creating a relationship-driven patient experience to bolster retention rates and recurring revenue. Our offerings range from prescription medication and OTC products fulfilled on a recurring basis, to primary care and weight management clinical services and ongoing care from a team of dedicated medical providers. In general, our offerings seek to serve a patient throughout the lifecycle of both their general and chronic healthcare needs. As appropriate, prescription medications and OTC products are filled by pharmacy fulfillment partners, and are shipped directly to the patient. The number of patients and customers we serve across the nation continues to increase at a robust pace, with approximately 1,059,000 individuals having purchased our products and services to date.

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

In April 2023, we launched our rapidly growing GLP-1 Weight Management program providing primary care, weight loss, holistic healthcare, lab work and prescription services, as appropriate, to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management program has grown exponentially to over 71,000 patient subscribers as of September 30, 2024. We remain at the forefront of the rapidly growing GLP-1 weight loss market, which is expected to exceed $100 billion by 2030, with our highly differentiated and comprehensive offering. In September 2024, we expanded our Weight Management program with an alternative designed for patients who are unable or unwilling to use GLP-1 medications. This treatment plan consists of three oral medications – metformin, bupropion, and topiramate.

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

○	RexMD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since RexMD’s initial launch in the erectile dysfunction treatment market, it has expanded into additional indications including but not limited to, premature ejaculation, hormone therapy and hair loss. RexMD has served approximately 578,000 customers and patients since inception with a 4.6-star Trustpilot rating.

○	ShapiroMD offers access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD has emerged as a leading destination for hair loss treatment across the United States (“U.S.”) and has served approximately 265,000 customers and patients since inception with a 4.9-star Trustpilot rating.

○	NavaMD is a female-oriented, tele-dermatology brand that offers access to virtual medical treatment from dermatologists and other providers, and, if appropriate, prescription oral and compounded topical medications to treat dermatological conditions such as aging and acne. In addition to the brand’s telehealth offerings, NavaMD’s proprietary products leverage intellectual property and proprietary formulations licensed from Restorsea, a leading medical-grade skincare technology platform.

○	Cleared is a telehealth brand that provides personalized treatments for allergy, asthma and immunology. Offerings include in-home tests for both environmental and food allergies, prescriptions for allergies and asthma and FDA-approved immunotherapies for treating chronic allergies. Cleared leverages a 50-state network of affiliated medical professionals and providers, various pharmaceutical partners and treatments and tests that cost up to 50% less than the brand-name competition. The offerings include free consultations, prescription medication, complementary OTC products and ongoing care from U.S.-licensed allergists and nurses.

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

○

On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast will utilize the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications, which are a class of medications that mainly help manage blood sugar (glucose) levels in people with Type 2 diabetes but can also treat obesity. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

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

FDA potential restrictions on compounding of GLP-1s, including removal of tirzepatide (marketed as Mounjaro® and Zepbound®) and/or semaglutide (marketed as Ozempic® and Wegovy®) from the drug shortage list, have the potential to disrupt patient treatment continuity, by limiting our ability to provide personalized treatment plans that meet individual patient needs, and could adversely impact our financial results. These restrictions may lead to decreased patient satisfaction, increased attrition rates, and potential legal challenges if patients are unable to access needed medications in a timely manner. Additionally, the inability to offer compounded options may drive patients who do not have insurance coverage, or who are unwilling to pay out-of-pocket, for branded GLP-1 medications to seek other medications and/or alternatives outside of telehealth, adversely impacting the growth and viability of the business.

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

WorkSimpli was ranked in the top 25,000 websites globally, with more than 56 million registrants. Since its launch, WorkSimpli has converted or edited over 276 terabytes of documents for customers from the legal, financial, real-estate and academic sectors. WorkSimpli had over 160,000 active subscriptions as of September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Our financial results for the three months ended September 30, 2024 are summarized as follows in comparison to the three months ended September 30, 2023:

	September 30, 2024		September 30, 2023
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$40,275,546	75.43%	$24,342,789	63.04%
WorkSimpli revenue, net	13,117,611	24.57%	14,271,122	36.96%
Total revenue, net	53,393,157	100%	38,613,911	100%
Cost of telehealth revenue	4,300,877	8.06%	4,479,760	11.60%
Cost of WorkSimpli revenue	712,664	1.33%	301,746	0.78%
Total cost of revenue	5,013,541	9.39%	4,781,506	12.38%
Gross profit	48,379,616	90.61%	33,832,405	87.62%
Selling and marketing expenses	26,611,672	49.84%	19,776,797	51.22%
General and administrative expenses	18,925,844	35.45%	13,398,387	34.70%
Customer service expenses	2,804,210	5.25%	2,106,252	5.45%
Other operating expenses	2,112,169	3.96%	1,622,137	4.20%
Development costs	2,611,833	4.89%	1,498,213	3.88%
Total expenses	53,065,728	99.39%	38,401,786	99.45%
Operating loss	(4,686,112)	(8.78)%	(4,569,381)	(11.83)%
Interest expense, net	(558,597)	(1.04)%	(713,766)	(1.85)%
Net loss before income taxes	(5,244,709)	(9.82)%	(5,283,147)	(13.68)%
Income tax expense	(232,523)	(0.44)%	-	-%
Net loss	(5,477,232)	(10.26)%	(5,283,147)	(13.68)%
Net income attributable to non-controlling interest	(345,767)	(0.65)%	839,288	2.18%
Net loss attributable to LifeMD, Inc.	(5,131,465)	(9.61)%	(6,122,435)	(15.86)%
Preferred stock dividends	(776,563)	(1.46)%	(776,563)	(2.01)%
Net loss attributable to common stockholders	$(5,908,028)	(11.07)%	$(6,898,998)	(17.87)%

Total revenue, net. Revenues for the three months ended September 30, 2024 were approximately $53.4 million, an increase of 38% compared to approximately $38.6 million for the three months ended September 30, 2023. The increase in revenues was attributable to an increase in telehealth revenue of 65%, partially offset by a decrease in WorkSimpli revenue of 8%. Telehealth revenue accounts for 75% of total revenue and has increased during the three months ended September 30, 2024 due to an increase in online sales demand primarily for LifeMD primary care which experienced an increase of approximately $18.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. WorkSimpli revenue accounts for 25% of total revenue and has decreased slightly year over year due to a lower demand.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 5% to approximately $5.0 million for the three months ended September 30, 2024 compared to approximately $4.8 million for the three months ended September 30, 2023. The combined cost of revenue increase was due to increased telehealth sales volume during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. Telehealth costs decreased to 11% of associated telehealth revenues experienced during the three months ended September 30, 2024, from 18% of associated telehealth revenues during the three months ended September 30, 2023 primarily due to improved pricing. WorkSimpli costs were 5% of associated WorkSimpli revenues for the three months ended September 30, 2024 as compared to 2% of associated WorkSimpli revenues for the three months ended September 30, 2023.

Gross profit. Gross profit increased by approximately 43% to approximately $48.4 million for the three months ended September 30, 2024 compared to approximately $33.8 million for the three months ended September 30, 2023, as a result of increased telehealth revenue and improved pricing. Gross profit as a percentage of revenues was 91% for the three months ended September 30, 2024 as compared to 88% for the three months ended September 30, 2023. Gross profit as a percentage of revenues for telehealth was 89% for the three months ended September 30, 2024 compared to 82% for the three months ended September 30, 2023, and for WorkSimpli was 95% for the three months ended September 30, 2024 compared to 98% for the three months ended September 30, 2023. The increase in sales volume and demand for LifeMD primary care and improved pricing have contributed to the increase in gross profit.

Total expenses. Operating expenses for the three months ended September 30, 2024 were approximately $53.1 million, as compared to approximately $38.4 million for the three months ended September 30, 2023. This represents an increase of approximately 38%, or $14.7 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended September 30, 2024, the Company had an increase of approximately $6.8 million, or 35% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the three months ended September 30, 2024, stock-based compensation was $2.4 million, with the majority related to stock compensation expense attributable to restricted stock awards, as compared to stock-based compensation expense of $3.3 million for the three months ended September 30, 2023. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended September 30, 2024, the Company had an increase of approximately $5.5 million in general and administrative expenses, primarily related to increases in compensation costs of $3.7 million, merchant processing fees of $1.5 million and legal and professional fees of $1.0 million, partially offset by the decrease in stock-based compensation noted above.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the three months ended September 30, 2024, the Company had an increase of approximately $698 thousand, or 33%, primarily related to increases in infrastructure costs and headcount in the Company’s customer service department.

(iv)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended September 30, 2024, the Company had an increase of approximately $490 thousand, or 30%, primarily related to software subscriptions.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended September 30, 2024, the Company had an increase of approximately $1.1 million or 74%, primarily resulting from technology platform improvements and amortization expenses.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the three months ended September 30, 2024 and interest expense related to the Avenue Facility, notes payable and interest accrued on the Company’s Series B Convertible Preferred Stock for the three months ended September 30, 2023. Interest expense, net decreased by approximately $155 thousand during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in interest income on the Company’s cash account balances for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Our financial results for the nine months ended September 30, 2024 are summarized as follows in comparison to the nine months ended September 30, 2023:

	September 30, 2024		September 30, 2023
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$108,549,257	73.25%	$66,896,719	62.12%
WorkSimpli revenue, net	39,650,009	26.75%	40,790,439	37.88%
Total revenue, net	148,199,266	100%	107,687,158	100%
Cost of telehealth revenue	13,049,315	8.81%	12,525,887	11.63%
Cost of WorkSimpli revenue	1,589,318	1.07%	1,019,018	0.95%
Total cost of revenue	14,638,633	9.88%	13,544,905	12.58%
Gross profit	133,560,633	90.12%	94,142,253	87.42%
Selling and marketing expenses	77,164,480	52.07%	56,062,345	52.06%
General and administrative expenses	52,752,961	35.60%	36,120,723	33.54%
Customer service expenses	7,385,669	4.98%	5,573,734	5.18%
Other operating expenses	6,318,791	4.26%	4,640,690	4.31%
Development costs	7,101,655	4.79%	4,062,498	3.77%
Total expenses	150,723,556	101.70%	106,459,990	98.86%
Operating loss	(17,162,923)	(11.58)%	(12,317,737)	(11.44)%
Interest expense, net	(1,567,743)	(1.06)%	(1,973,901)	(1.83)%
Loss on debt extinguishment	-	-%	(325,198)	(0.30)%
Net loss before income taxes	(18,730,666)	(12.64)%	(14,616,836)	(13.57)%
Income tax expense	(232,523)	(0.16)%	-	-%
Net loss	(18,963,189)	(12.80)%	(14,616,836)	(13.57)%
Net income attributable to non-controlling interest	(187,729)	(0.13)%	2,247,055	2.09%
Net loss attributable to LifeMD, Inc.	(18,775,460)	(12.67)%	(16,863,891)	(15.66)%
Preferred stock dividends	(2,329,688)	(1.57)%	(2,329,688)	(2.16)%
Net loss attributable to common stockholders	$(21,105,148)	(14.24)%	$(19,193,579)	(17.82)%

Total revenue, net. Revenues for the nine months ended September 30, 2024 were approximately $148.2 million, an increase of 38% compared to approximately $107.7 million for the nine months ended September 30, 2023. The increase in revenues was attributable to an increase in telehealth revenue of 62%, partially offset by a decrease in WorkSimpli revenue of 3%. Telehealth revenue accounts for 73% of total revenue and has increased during the nine months ended September 30, 2024 due to an increase in online sales demand primarily for LifeMD primary care which experienced an increase of approximately $38.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and Medifast Collaboration revenue. WorkSimpli revenue accounts for 27% of total revenue and has decreased slightly year over year due to a lower demand.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 8% to approximately $14.6 million for the nine months ended September 30, 2024 compared to approximately $13.5 million for the nine months ended September 30, 2023. The combined cost of revenue increase was due to increased telehealth sales volume during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. Telehealth costs decreased to 12% of associated telehealth revenues experienced during the nine months ended September 30, 2024, from 19% of associated telehealth revenues during the nine months ended September 30, 2023 primarily due to improved pricing. WorkSimpli costs increased to 4% of associated WorkSimpli revenues during the nine months ended September 30, 2024, compared to 3% of associated WorkSimpli revenues for the nine months ended September 30, 2023.

Gross profit. Gross profit increased by approximately 42% to approximately $133.6 million for the nine months ended September 30, 2024 compared to approximately $94.1 million for the nine months ended September 30, 2023, as a result of increased combined sales. Gross profit as a percentage of revenues was 90% for the nine months ended September 30, 2024 as compared to 87% for the nine months ended September 30, 2023. Gross profit as a percentage of revenues for telehealth was 88% for the nine months ended September 30, 2024 compared to 81% for the nine months ended September 30, 2023, and for WorkSimpli was 96% for the nine months ended September 30, 2024 as compared to 98% for the nine months ended September 30, 2023. The increase in sales volume and demand for LifeMD primary care, Medifast Collaboration revenue, and improved pricing have contributed to the increase in gross profit.

Total expenses. Operating expenses for the nine months ended September 30, 2024 were approximately $150.7 million, as compared to approximately $106.5 million for the nine months ended September 30, 2023. This represents an increase of 42%, or approximately $44.2 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the nine months ended September 30, 2024, the Company had an increase of approximately $21.1 million, or 38% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: During the nine months ended September 30, 2024, stock-based compensation was $9.1 million, with the majority related to stock compensation expense attributable to restricted stock awards, as compared to stock-based compensation expense of $8.8 million for the nine months ended September 30, 2023. This category also consists of merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the nine months ended September 30, 2024, the Company had an increase of approximately $16.6 million in general and administrative expenses, primarily related to increases in compensation costs of $9.5 million, legal and professional fees of $3.9 million and merchant processing fees of $2.8 million.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s customer service department located in South Carolina and Puerto Rico. During the nine months ended September 30, 2024, the Company had an increase of approximately $1.8 million, or 33%, primarily related to increases in infrastructure costs and headcount in the Company’s customer service department.

(iv)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the nine months ended September 30, 2024, the Company had an increase of approximately $1.7 million, or 36%, primarily related to software subscriptions and a reduction in credit card rewards.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the nine months ended September 30, 2024, the Company had an increase of approximately $3 million, or 75%, primarily resulting from technology platform improvements and amortization expenses.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the nine months ended September 30, 2024 and interest expense related to the Avenue Facility, notes payable and interest accrued on the Company’s Series B Convertible Preferred Stock for the nine months ended September 30, 2023. Interest expense, net decreased by approximately $406 thousand during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in interest income on the Company’s cash account balances for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Loss on debt extinguishment. The Company recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan during the nine months ended September 30, 2023 due to a prepayment penalty and various fees associated with the CRG Financial loan.

Working Capital

	September 30, 2024	December 31, 2023
Current assets	$48,656,957	$42,604,267
Current liabilities	58,952,281	34,781,724
Working capital	$(10,295,324)	$7,822,543

Working capital decreased by approximately $18.1 million during the nine months ended September 30, 2024. The increase in current assets is primarily attributable to an increase in cash of approximately $4.4 million. Current liabilities increased by approximately $24.2 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $11.9 million as a result of timing of payments and the Company extending payables and credit terms with vendors, an increase in deferred revenue of $7.6 million as a result of increased recurring telehealth subscription revenue, and an increase in current portion of long-term debt of $5.3 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$15,944,841	$3,106,602
Net cash used in investing activities	(8,815,591)	(6,516,645)
Net cash (used in) provided by financing activities	(2,688,722)	14,739,416
Net increase in cash	4,440,528	11,329,373

Net cash provided by operating activities was approximately $15.9 million for the nine months ended September 30, 2024, as compared with approximately $3.1 million for the nine months ended September 30, 2023. The significant factors contributing to the net cash provided by operating activities during the nine months ended September 30, 2024, include: (1) an increase in accounts payable and accrued expenses of $12.5 million, (2) $9.1 million in non-cash stock-based compensation charges, (3) an increase in deferred revenue of $7.6 million, and (4) $7.3 million in non-cash depreciation and amortization. These increases were partially offset by the Company’s net loss of $19.0 million for the nine months ended September 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2023, was driven primarily by the following: (1) $8.8 million in non-cash stock-based compensation charges, (2) $5.0 million in non-cash depreciation and amortization, (3) a net increase in accounts payable, accrued expenses and other operating activities of $4.6 million, (4) a $325 thousand loss on debt extinguishment and (5) an increase in deferred revenue of $692 thousand. These increases were partially offset by the Company’s net loss of $14.6 million for the nine months ended September 30, 2023.

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $8.8 million, as compared with approximately $6.5 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2024, was due to cash paid for capitalized software costs of approximately $7.5 million, and cash paid for the purchase of equipment of approximately $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2023, was due to cash paid for capitalized software costs of approximately $6.3 million, cash paid for the purchase of intangible assets of $149 thousand and cash paid for the purchase of equipment of approximately $94 thousand.

Net cash used in financing activities for the nine months ended September 30, 2024 was approximately $2.7 million as compared with approximately $14.7 million in net cash provided by financing activities for the nine months ended September 30, 2023. Net cash used in financing activities for the nine months ended September 30, 2024, consisted of: (1) preferred stock dividends of $2.3 million, (2) repayments of notes payable of approximately $328 thousand, (3) distributions to non-controlling interest of $108 thousand, and (4) the final contingent consideration payment made related to the ResumeBuild acquisition of approximately $31 thousand, partially offset by proceeds from the exercise of options of approximately $108 thousand. Net cash provided by financing activities for the nine months ended September 30, 2023, consisted of: (1) $19.5 million in net proceeds received from the Avenue Facility, (2) $2.3 million in proceeds received from notes payable and (3) $900 thousand in net proceeds received for the sale of common stock under the ATM Sales Agreement (as defined below). These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $5 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $2.3 million, payments made to redeem 500 WorkSimpli membership interest units of approximately $306 thousand, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $188 thousand and distributions to non-controlling interest of $108 thousand.

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

On December 11, 2023, the Company entered into a collaboration with Medifast. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024.

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

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $60 million, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of the Company’s revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the nine months ended September 30, 2024, (3) cash on hand of $37.6 million as of September 30, 2024, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which it believes will continue to drive interest in the Company already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

Management’s Plan to Remediate the Material Weaknesses

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that materially affected our internal control over financial reporting as of that date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2024 without registration under the Securities Act:

On July 1, 2024 and August 26, 2024, the Company issued 100,000 and 50,000 shares, respectively, of common stock for services, including vested restricted stock to employees.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 30, 2024, Schreiber Holdings LLC, an entity wholly owned by Justin Schreiber, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 400,000 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after December 2, 2024 and ending on the earlier of May 29, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1*	Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.
10.2*	First Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.
10.3*	Second Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD Pharmacy Services, LLC
10.4*	First Amendment to Office Lease Agreement, dated May 6, 2024, by and between 236 Fifth Leasehold, LLC and LifeMD, Inc.
10.5*	201 Brookfield Parkway Lease Agreement, dated September 17, 2024, by and between Front Street - Brookfield, LLC and LifeMD, Inc.
10.6#*	First Amendment to Consulting Services Agreement, dated July 17, 2024, by and between LifeMD, Inc. and Robert Jindal
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors

Date: November 7, 2024

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer

Date: November 7, 2024

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer

Date: November 7, 2024

