Form 10-K
period 2024-12-31
LifeMD, Inc.
filed 2025-03-11
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 was $242,784,078 as computed by reference to the closing price of such common stock on such date.

The registrant had 44,583,688 shares of common stock outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2025 definitive proxy statement for the Registrant’s Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2024) are incorporated by reference into Part III of this Form 10-K.

LIFEMD, INC.

2024 FORM 10-K ANNUAL REPORT

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

Risk Factor Summary, risk factors include, by way of example and without limitation:

●	changes in the market acceptance of our products;
●	the impact of competitive products and pricing;
●	our ability to successfully commercialize our products on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to respond to new technological developments quickly and effectively, including applications and risks of artificial intelligence (“AI”);
●	our ability to prevent, detect and remediate cybersecurity incidents;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	our ability to collaborate successfully with other businesses and to integrate acquired businesses or new brands;
●	supply chain constraints or difficulties;
●	current and potential material weaknesses in our internal control over financial reporting;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	the impact of industry regulation, including regulation of compounded medications, insurance claims, privacy and digital healthcare;
●	general economic and business conditions, including inflation, slower growth or recession;
●	changes in the political or regulatory conditions in the markets in which we operate; and
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), LifeMD Pharmacy Holdings LLC, an affiliated limited liability company, (“LifeMD Pharmacy”) and our majority-owned subsidiary WorkSimpli Software LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Business Overview

We are a direct-to-patient telehealth company providing a high-quality, cost-effective, and convenient way to access comprehensive, virtual and in-home healthcare. We believe the traditional model of visiting a doctor’s office, traveling to a retail pharmacy, and returning for follow-up care or prescription refills is complex, inefficient, and costly which discourages many individuals from seeking much-needed medical care. LifeMD is improving the delivery of the healthcare experience through telehealth with our proprietary technology platform, affiliated and dedicated provider network, broad and expanding treatment capabilities, and the unique ability to nurture patient relationships.

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, a wholly-owned affiliated commercial pharmacy, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and a patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 275,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 1,118,000 customers and patients by providing them with greater access to high-quality, convenient, and affordable care.

Our mission is to empower people to live healthier lives by increasing access to high-quality and affordable virtual and in-home healthcare. We believe our success has been, and will continue to be, attributable to an amazing patient experience, made possible by attracting and retaining the highest-quality providers in the country, and our vertically integrated care platform. As we continue to pursue long-term growth, we plan to continue to introduce new telehealth product and service offerings that complement our already expansive treatment areas. During April 2023, we launched a highly successful and differentiated GLP-1 Weight Management offering driven by our existing primary care capabilities. The program had more than 75,000 patient subscribers as of December 31, 2024. Patients receive a range of weight loss services including prescriptions for GLP-1 medications (as medically appropriate) lab work, general primary care and holistic healthcare and coaching. The GLP-1 medically supported weight loss market is rapidly growing and is projected to increase from over $13 billion to over $100 billion by 2030, according to J.P. Morgan Research.

Our telehealth revenue increased 61% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Total revenue from recurring subscriptions is approximately 92%. In addition to our telehealth business, we own 73.32% of WorkSimpli, which operates PDFSimpli, a rapidly growing software as a service platform for converting, signing, editing, and sharing PDF documents. WorkSimpli revenue from recurring subscriptions is 100%.

Our Platform and Business Strategy

We are a patient-centric telehealth company dedicated to delivering seamless end-to-end virtual healthcare directly to consumers and through select enterprise (“B2B”) partnerships. Our mission is facilitated by our robust technology platform that is purpose-built to seamlessly connect the various touchpoints involved in delivering complex care, including scheduling for a national provider network, an EMR, secure synchronous and asynchronous communication, prescriptions, pharmacy and laboratory integrations, and more. Our platform enables us to deliver modern personalized health experiences and offerings through our websites and mobile applications, spanning customer discovery, purchase and connection with licensed providers, to pharmacy and OTC order fulfilment, through ongoing care. We believe that our seamless approach significantly reduces the complication, cost and time burden of healthcare, therefore incentivizing consumers to stick with our brands.

Our offerings are sold to consumers on a primarily subscription basis, thus creating a relationship-driven patient experience to bolster retention rates and recurring revenue. Our offerings range from prescription medication and OTC products fulfilled on a recurring basis, to primary care and weight management clinical services delivered by a team of dedicated medical providers. In general, our offerings seek to serve a patient throughout the lifecycle of their urgent, chronic, and lifestyle healthcare needs. As appropriate, prescription medications and OTC products are filled by our in-house mail order pharmacy or third-party pharmacy fulfilment partners, and are shipped directly to patients. The number of patients and customers we serve across the nation continues to increase at a robust pace, with approximately 1,118,000 individuals having purchased our products and services to date.

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

We leverage our telehealth technology platform and services across the two core areas described below:

Direct-to-Patient Telehealth Brands

We leverage our telehealth platform’s affiliated provider network, pharmacy, and EMR capabilities across our direct-to-patient telehealth brands. Our core telehealth brands LifeMD and Rex MD target largely unaddressed or underserved healthcare needs and are leading destinations in their respective treatment verticals of virtual primary care and men’s health.

○

LifeMD is a telehealth brand that offers access to virtual primary care and telehealth services, offering comprehensive healthcare solutions across more than 200 conditions. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. LifeMD’s offering is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and a prescription discount card. LifeMD has served approximately 225,000 customers and patients to date.

In April 2023, we launched our rapidly growing GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management Program has grown exponentially to over 75,000 patient subscribers as of December 31, 2024, remaining at the forefront of the rapidly growing GLP-1 weight loss market, with our highly differentiated and comprehensive offering. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate - which is expected to grow the program’s addressable market.

As part of its commitment to increasing access to branded prescription GLP-1 medications, we have developed an electronic benefits verification program that allows patients to check pharmacy benefits verification upon enrolling in a LifeMD virtual care program. Secondly, we have partnered with an AI-powered platform that optimizes prior authorization submissions and appeals to improve approval rates for patients. Thirdly, we are establishing direct integrations with branded manufacturers who are also committed to lower cost offerings. These enhancements are designed to minimize delays in care, reduce barriers to accessing brand-name medications, and ensure that a broader range of patients can benefit from LifeMD’s offerings.

More generally, our focus has been, and remains on, providing the best comprehensive care and therapy for our patients. In June 2024, LifeMD began accepting commercial insurance following an extensive buildout of technology, compliance, and revenue cycle management capabilities to support the scaling of this offering effectively and compliantly. The phased expansion includes a goal of broad nationwide coverage by the end of 2025. Additionally, Medicare enrollment is expected in the first half of 2025.

○

Rex MD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs, including erectile dysfunction, premature ejaculation and hair loss. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer.

Since Rex MD’s initial launch, it has expanded into additional indications including weight management and testosterone replacement therapy (“HRT”). Specifically, the HRT program was a clinically important and sought after component of building a comprehensive men’s health offering, as over time, men with hypogonadism can develop erectile dysfunction, among other conditions. Additionally, obese men are more likely to have low testosterone levels, with an expansion in waist size notably increasing the odds of conditions associated with low testosterone, an audience we are increasingly engaging with as part of our Weight Management Program. Supported by these strategic synergies, Rex MD has served approximately 607,000 customers and patients to date.

○	ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the United States (“U.S.”) and has served approximately 265,000 customers and patients to date.

To support our telehealth brands, in November 2024 we announced the opening of a state-of-the-art wholly-owned affiliated commercial pharmacy, marking an important milestone in creating a fully integrated, end-to-end telehealth platform. This 22,500-square-foot facility, located in Lancaster, PA and designed to fill up to 5,000 daily prescriptions, allows us to offer patients a more cohesive care journey for relevant conditions from initial consultation to prescription fulfillment within a single integrated ecosystem. The integration of pharmacy services directly within the LifeMD platform is also expected to yield substantial financial benefits, with a projected $5 million in annualized expense savings. As of the first quarter of 2025, the pharmacy is licensed in 49 states and shipping up to 20,000 orders per month. While today the LifeMD Pharmacy is solely focused on prescription shipments for our lifestyle healthcare businesses, we are in the process of building out non-sterile (oral and topical) compounding capabilities during the first half of 2025. This will be a huge advancement for LifeMD and will enable us to service the needs of patients efficiently in a growing list of clinical areas we expect to launch in 2025 and beyond.

B2B Telehealth Partnerships

Organizations selling healthcare products face a challenging commercial landscape. Increased competition, shrinking market sizes, and challenges reaching patients via the traditional brick-and-mortar physician offices are forcing pharmaceutical, medical device, and diagnostic companies to rethink their commercial strategies and increase their focus on digital patient awareness and engagement initiatives. It is estimated that spending on digital solutions to facilitate greater access to end markets accounts for one-third of the collective $30 billion commercial spend by these companies in the U.S. We believe LifeMD’s unique telehealth technology platform and virtual care expertise is well-positioned to address the unmet needs of healthcare product companies as they relate to digital patient awareness, access to care, adherence, and compliance. To date, LifeMD has executed the following enterprise commercial agreements providing access to our industry leading telehealth platform capabilities.

○	In May 2024, LifeMD executed a partnership agreement with Withings, Inc. (“Withings”) designed to revolutionize weight management patient care by providing LifeMD’s GLP-1 weight-loss patients with Withings advanced in-home health monitoring devices, including the Body Pro 2 scale and the BPM Connect Pro blood pressure monitor. With these devices, LifeMD is setting a new standard in virtual care by providing clinicians with near real-time and actionable patient data that can drive compliance, enhance clinical decision-making, encourage preventive healthcare and, most importantly, improve long-term outcomes.

○	In May 2024, LifeMD launched a partnership with Ash Wellness, a leading at-home, self-collection laboratory health testing platform. Ash Wellness offers a network of over ten Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”) certified labs, supporting over one hundred biomarkers and multiple collection methods. Application program interface and a fully white labeled experience supports a streamlined and convenient patient experience. Initially introduced as part of our Weight Management Program to monitor and qualify patients for treatment, LifeMD plans to use at-home collection testing across various clinical care scenarios, giving patients greater control over their health and making remote healthcare more inclusive.

○	On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast utilizes the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications. Pursuant to certain agreements between the parties, Medifast has agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

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

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers, and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. We acquired WorkSimpli through the purchase of 51% of the membership interests of WorkSimpli Software LLC, a Puerto Rico limited liability company, which operates a marketing-driven software solutions business. On January 22, 2021, LifeMD consummated a transaction and increased its ownership of WorkSimpli to 85.6%. Effective September 30, 2022, two option agreements were exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.6%. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%.

WorkSimpli was ranked in the top 25,000 websites globally, with more than 78 million registrants. Since its launch, WorkSimpli has converted or edited over 414 terabytes of documents for customers from the legal, financial, real estate, and academic sectors. WorkSimpli had approximately 164,000 active subscriptions as of December 31, 2024.

Our Customers

Our customer base includes men and women seeking virtual medical care for weight loss, sexual health, hormone replacement therapy, hair loss, and other conditions. No single customer accounted for more than 10% of net sales for the years ended December 31, 2024 and 2023.

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare focused company in 2018, with a compounded annual growth rate in revenue of 76% since 2020 and revenue growth of 39% in 2024 as compared to 2023. We believe this validates our significant long-term investments in developing our human capital, technology, brand awareness, omni-channel marketing, and operations infrastructure. We will continue to make wise investments in differentiated telehealth service offerings and in initiatives that will enhance the experience our patients have with our platform.

As a result of this focused investment in the customer experience, including allocation of additional resources and expertise, we expect customer repurchase rates and overall customer retention to strengthen. While we are proud of our accomplishments to date, we believe the most exciting opportunities for our growth story are ahead of us, and we intend to focus in the following example areas to help us achieve this growth.

○	Behavioral Health: This strategic move broadens LifeMD’s service offerings to include teletherapy, psychiatry, and medication management for common mental health conditions. According to the National Institute of Mental Health, approximately 59.3 million U.S. adults, or one in five, were living with a mental illness in 2022. However, only 50.6% received mental health treatment. Our goal is to remove barriers to mental health services by expanding insurance coverage across both commercial and government payers.

○	Women’s Health: In recent years, we have witnessed increasing awareness and recognition of women’s healthcare needs, paving the way for a more holistic approach to women’s health. As we shape our strategy, we are engaging with renowned specialists in their field, including a focus on menopause and osteoporosis. We feel LifeMD is uniquely positioned to provide continuous support throughout a woman’s lifespan with our holistic, personalized and accessible care philosophy.

Other areas of focus include re-launching our virtual primary care program as LifeMD+, providing patients with access to low cost, high-value primary and urgent care. This offering will include synchronous and asynchronous 24/7 general wellness, prescription management and urgent care for patient subscribers and will be available on both a cash pay and insurance basis.

Competition

The markets we serve are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in virtual primary care, weight loss, men’s and women’s health, and hair loss. We also compete with traditional mass merchandisers, drug store chains, and independent pharmacies. Key to retaining and growing our position in the market is taking a patient-centric approach to telehealth, with a strong emphasis on the quality of care we deliver to our patients. Our human capital and know-how, proprietary technology platform, and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

○	An affiliated 50-state medical group dedicated to the ongoing healthcare needs of our patients, the majority of which are staffed with full-time providers committed to LifeMD’s long-term vision and success.

○	Industry-leading telehealth technology platform capable of supporting the delivery of complex primary care and the treatment of a broad range of chronic conditions.

○	A wholly-owned affiliated commercial pharmacy and fulfillment center capable of supporting highly curated personalized experiences, including customized product offerings that combine prescription and wellness products to meet our patients’ needs.

○	Flexible patient payment options, including increasing commercial and Medicare insurance capabilities for pharmacy and medical benefits.

○	An in-house patient service and call center dedicated to providing patient care and customer support to our rapidly growing subscriber base.

○	Robust CRM, patient acquisition, and retention capabilities supported by real-time data analytics leveraging best-in-class technologies including AI.

○	A compliance-first mindset, ensuring patients have access to their clinical data through a full scale EMR system while ensuring we adhere to strict compliance standards.

High-Quality Care

Our telehealth platform is designed to give patients more control over their healthcare spending, greater convenience in how and when they pursue or receive care, and better outcomes as hurdles to healthcare services are removed for the care or medications they need. We are committed to delivering exceptional care that is convenient and affordable. This is achieved through our provider network, including affiliated, full-time doctors and nurse practitioners, in addition to an internal patient care center launched in November 2020 and staffed by LifeMD employees. The patient care center includes approximately 126 employees and is led by an experienced operations and customer experience team. We believe the hands-on capabilities of the patient care center, supported by our technology platform, will continue to drive high levels of patient satisfaction like we have today.

Technology Platform

Our telehealth technology platform is continually optimized as we scale up to serve more patients, and this flexible infrastructure can be repurposed for a variety of existing or future telehealth offerings. Further, this platform allows for rapid development and the scale up of new telehealth offerings as we identify attractive opportunities. Additional key capabilities of this platform include proprietary staffing algorithms for case-load balancing, full CRM functionality, integration with an affiliated 50-state physician network, national third-party pharmacy network, fully integrated EMR system, synchronous and asynchronous communications, AI-enabled support, and more.

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

Government Regulation

FDA and Federal Trade Commission (“FTC”)

Our business is heavily regulated by the FDA and the FTC.

FDA potential restrictions on compounding of GLP-1s, including removal of tirzepatide (marketed as Mounjaro® and Zepbound®) and/or semaglutide (marketed as Ozempic® and Wegovy®) from the drug shortage list, have the potential to disrupt patient treatment continuity, by limiting our ability to provide personalized treatment plans that meet individual patient needs, and could adversely impact our financial results. While our Weight Management Program provides eligible patients access to branded GLP-1 therapies, the program also enables access to compounded versions of GLP-1s through relationships with third-party pharmacies for qualifying patients who are unable to access or utilize branded therapies for a variety of reasons, including lack of insurance coverage, affordability concerns, and unique patient needs. Potential compounding restrictions may lead to decreased patient satisfaction, increased attrition rates, and potential legal challenges if patients are unable to access needed medications in a timely manner. Additionally, the inability to offer compounded options may drive patients who do not have insurance coverage, or who are unwilling to pay out-of-pocket, for branded GLP-1 medications to seek other medications and/or alternatives outside of telehealth, adversely impacting the growth and viability of the business.

The regulatory landscape applicable to GLP-1s continues to rapidly evolve in ways that may be adverse to our business. The FDA removed tirzepatide from its shortage list in October 2024, and then reconsidered that decision less than two weeks later, after a compounding industry group filed a lawsuit against the FDA. The FDA ultimately reaffirmed its decision to remove tirzepatide from its shortage list in December 2024, but the lawsuit is ongoing as of February 24, 2025. Additionally, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024 and on February 21, 2025, the FDA resolved the semaglutide shortage. These developments could limit our ability to continue providing access to compounded drug products containing semaglutide or tirzepatide as an Active Pharmaceutical Ingredient. While the FDA does not limit compounding to drug shortages, and we believe there are paths for compounding pharmacies to continue offering access to certain compounded GLP-1s after the shortage ends consistent with the statutory exemptions from the new drug approval requirements, we cannot guarantee that we will be able to continue enabling access to these compounded products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. Further, in 2024, the manufacturers of certain FDA-approved GLP-1 products requested that the FDA add semaglutide and tirzepatide to its “Demonstrable Difficulties for Compounding List”. The FDA has never finalized the Demonstrable Difficulties for Compounding List for any drug products, but if the FDA were to add semaglutide or tirzepatide to, and finalize, the list, we could no longer enable access to these compounded products on our platform.

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

Since we receive, use, transmit, disclose and store personal information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and afford such consumers abilities to opt-out of certain sales or sharing of personal information. Comprehensive state privacy laws have been adopted in nineteen other states, with more privacy and data security laws currently proposed in more than half of the states in the U.S. and various federal legislative drafts in the U.S. Congress. Many new state privacy laws diverge from the CCPA, increasing the complexity of risk by requiring companies to comply with unique state by state obligations.

Several states have also adopted or proposed consumer health data privacy legislation. For example, the Washington State My Health My Data Act (“MHMDA”), which took effect on March 31, 2024, creates new obligations with respect to companies’ processing consumer health data not subject to HIPAA that limits, and in some cases, requires consumers to provide opt-in consent to the collection, processing, and sharing consumer health information for certain purposes. The existence of myriad comprehensive privacy laws and consumer health data privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions, litigation, or otherwise incur liability for noncompliance, and may limit our ability to process data for certain purposes. Aspects of these comprehensive privacy laws and consumer health data privacy laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

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

HIPAA imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Artificial Intelligence Laws

We may leverage artificial intelligence (“AI”) in certain aspects of our business operations. Some states have adopted legislation governing various aspects of AI systems, such as disclosures regarding the contents of training data, the use and application of AI systems, and the use of AI systems for high risk application. Such laws, like the Colorado AI Act (“CAIA”) which comes into effect on February 1, 2026, apply to the use of AI in high risk applications, including certain health care services. The CAIA requires developers and deployers of AI systems to satisfy numerous obligations, including without limitation the completion of annual impact assessments, the provision of consumer facing disclosures, and taking measures to prevent or report instances of algorithmic discrimination. Governmental authorities may investigate and take actions addressing allegations of noncompliance with these laws. Additional AI laws are currently proposed in a handful of other states in the U.S., with various federal legislative drafts in the U.S. Congress.

Healthcare Fraud and Abuse Laws

We may be subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws.

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

Human Capital

As of December 31, 2024, we employed 336 employees, of which 304 were full-time, 3 was part-time, and 29 were temporary employees. Of our total employees, 126 were based at our patient care center in Greenville, SC. We use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $18.7 million and $17.8 million in the years ended December 31, 2024 and 2023, respectively. We expect our costs will increase in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

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

We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may use technologies such as generative AI to help us develop and market new products. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI may generate content that is not relevant or useful to our users and can subject us to risks related to inaccurate content, discrimination, intellectual property infringement or misappropriation, data privacy and cybersecurity breaches, among others. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to help us implement AI ethically in order to minimize unintended, harmful impact.

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

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional drug manufacturers and healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional drug manufacturers healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do, and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. For example, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible in response to the COVID-19 pandemic. Although it is unclear whether these regulatory changes will be permanent or that they will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities, these changes may result in greater competition for our business. The lower barriers to entry may allow various new competitors to enter the market more quickly and cost effectively than before the COVID-19 pandemic. Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or collaboration involving competitors that may create competitors with greater resources and access to potential customers. In addition, traditional healthcare providers may evaluate and eventually pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us. If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $153.0 million for the year ended December 31, 2023 to $212.0 million for the year ended December 31, 2024. Our number of full-time employees has increased significantly over the last few years, from 56 employees as of December 31, 2020 to 304 employees as of December 31, 2024. We anticipate that we will continue to significantly expand our operations and headcount in the near term as we continue to scale domestically. We also anticipate entering the international market to meet perceived demand for our offerings. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate.

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

Tariffs and economic policies adopted by the U.S. and foreign governments can pose a significant risk to our business by increasing costs of raw materials and other inputs for medications, disrupting supply chains and making it harder to get ingredients and other supplies, and limiting product availability, which can lead to higher prices for our customers as well as reduced sales and profits for the Company.

We cannot predict the timing, strength, or duration of any economic disruption or any subsequent recovery generally, or in any particular industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

We have contracted with physician-owned professional corporations (“P.C.’s”) or professional associations (“P.A.’s”) to facilitate the delivery of telehealth services to their patients. We have entered into a management services agreement with our affiliated medical group pursuant to which we provide these P.C.’s and P.A.’s with a comprehensive set of non-clinical management and administrative services. The affiliated medical group is solely responsible for practicing medicine and all clinical decision-making and will pay us for our management services from the fees collected directly from patients or from insurance sources. This relationship is subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons. Corporate practice of medicine laws and enforcement varies by state. In some states, decisions and activities such as contracting with third party payors, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors; our contractual relationships with LifeMD PC, other third-party providers, vendors, and customers; our marketing activities; and other aspects of our operations. Of particular importance are:

Federal False Claims Act and Civil Monetary Penalties Law

There are multiple federal laws covering the submission of inaccurate or fraudulent claims for reimbursement and errors or misrepresentations on cost reports by hospitals and other health care providers. The coding, billing and reporting obligations of Medicare providers are extensive, complex and highly technical. In some cases, errors and omissions by billing and reporting personnel may result in liability under one of the federal False Claims Act or similar laws, exposing a health care provider to civil and criminal monetary penalties, as well as exclusion from participation in the Medicare and Medicaid programs.

The federal False Claims Act prohibits (1) knowingly submitting a false or fraudulent claim for payment to the United States; (2) knowingly making, using or causing to be made or used a false record or statement to obtain payment from the United States; or (3) engaging in a conspiracy to defraud the federal government by getting a false or fraudulent claim allowed or paid. This statute is violated if a person acts with actual knowledge, or in deliberate ignorance or reckless disregard of the falsity of the claim. Penalties under the False Claims Act include fines (subject to annual escalations based on the Consumer Price Index) per violation, plus treble damages, potentially resulting in penalties aggregating millions of dollars for ongoing claims submission errors. Anyone who knowingly makes a false statement or representation in any claim to the Medicare or Medicaid programs may be subject to criminal penalties, including fines and imprisonment.

The False Claims Act includes “whistleblower” provisions under which a person who believes that someone is violating the False Claims Act can file a sealed complaint against the alleged violator in the name of the United States government. The nature of the allegations is not revealed to the target during the time the United States Justice Department investigates the complaint and determines whether to join in the suit. If the Justice Department decides not to join in the suit, the original whistleblower nonetheless can proceed. If the case is successful, the whistleblower is entitled to between 15% and 30% of the proceeds of any fines or damages paid. Although the False Claims Act has been in effect for many years, in recent years there has been a significant increase in the number of whistleblower allegations filed under the False Claims Act, a large number of which involve the health care and pharmaceutical industries. In 2009, former President Obama signed into law the Fraud Enforcement Recovery Act which authorized increased funding for fraud investigation and prosecution, and expanded the scope of the False Claims Act to impose liability for false claims with more remote connections to the federal government.

In addition, the Civil Monetary Penalties Law under the Social Security Act (the “CMP Law”) provides for the imposition of civil money penalties against an entity that engages in activities including, but not limited to, (a) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (b) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (c) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the receipt of reimbursable items or services; (d) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (e) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; (f) using a payment intended for a federal health care program beneficiary for another use; (g) the practice or pattern of presenting a claim for an item or service on a reimbursement code that the person knows or should know will result in greater payment than appropriate, i.e., upcoding; and (h) engaging in a practice of submitting claims for payment for medically unnecessary services. Penalties under the CMP Law include fines per item or service claimed under Medicare, Medicaid, or any other federal health care program by an excluded individual or additional fines for a violation of the anti-kickback statute. Penalties are subject to annual escalation based on the Consumer Price Index.

The threats of large monetary penalties and exclusion from participation in Medicare, Medicaid and other federal health care programs, and the significant costs of mounting a defense, create serious pressures on providers who are targets of false claims actions or investigations to settle. Therefore, an action under the False Claims Act or the CMP Law could have an adverse financial impact on LifeMD and its affiliates, regardless of the merits of the case. Additionally, on June 1, 2023, the Supreme Court in United States ex rel. Schutte v. SuperValu Inc. unanimously held that liability under the False Claims Act depends upon a defendant’s subjective belief (rather than what an objectively reasonable person may have known or believed). As a result, any False Claims Act litigation related to LifeMD will be more complex and will likely incur higher administrative costs.

Stark

The federal Ethics in Patient Referrals Act (known as the “Stark Law”) prohibits a physician who has a financial relationship, or whose immediate family member has a financial relationship, with an entity that provides certain designated health services from referring Medicare or Medicaid patients to that entity for the provision of such designated health services, with limited exceptions. The Stark Law designated health services include outpatient prescription drugs and clinical laboratory services. The Stark Law also prohibits an entity that receives a prohibited referral from filing a claim or billing for the services arising out of that prohibited referral. Unlike the Anti-Kickback Law, the Stark Law is not an intent based statute. No wrongful intent or culpable conduct is required for violation of the Stark Law. When a financial relationship exists between an entity and a physician, the arrangement must meet the necessary elements of a Stark Law exception in order for a referral to be made for designated health services to that entity and for that entity to bill for those designated health services generated by the referral. Sanctions under the Stark law include denial and refund of payments, civil monetary penalties for each claim for a service arising out of the prohibited referral, a civil penalty against parties that enter into a scheme to circumvent the Stark Law’s prohibition, and exclusions from the Medicare and Medicaid programs. Civil monetary penalties are subject to annual escalations based on the Consumer Price Index. Also, because the Stark law is a Medicare payment rule, claims prohibited by the Stark law may also be the predicate for liability under the False Claims Act. Although the Stark Law is a federal prohibition, a number of states have passed similar statutes pursuant to which similar types of prohibitions are made applicable to all other health plans or third-party payors.

Because of the complexity of the Stark Law and the evolving nature of quality improvement and cost-reduction efforts, there can be no assurances that LifeMD and its affiliates will not be found to have violated the Stark Law or the state law equivalent. If such violation were found to have occurred, any sanctions imposed could have a material adverse effect upon the future operations and financial condition of LifeMD and its affiliates. Additionally, amendments to regulations promulgated under the Stark Law may require LifeMD to amend or terminate certain arrangements with physicians to comply with new regulatory requirements.

Anti-Kickback

The federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (known as the “Anti-Kickback Law”) prohibit the knowing and willful offer, payment or receipt of remuneration in exchange for or as an inducement to make or influence a referral of a patient, or furnishing of any goods or services that may be reimbursed under federal health benefit programs. The scope of the Anti-Kickback Law is very broad, and it potentially implicates many practices and arrangements common in the health care industry, including space and equipment leases, personal services contracts, purchase of physician practices, joint ventures, and relationships with vendors. Violation of the Anti-Kickback Law is a felony and may result in imprisonment of up to ten years, statutory fines per violation, and exclusion from the federal health care programs, as well as other state healthcare programs. In addition, civil monetary penalties may include fines for each act (subject to annual escalations based on the Consumer Price Index), damages of not more than three times the remuneration offered, paid, solicited, or received, and/or exclusion from participation in Medicare and Medicaid, and may be imposed on individuals or entities that commit acts prohibited by the Anti-Kickback Law. The Patient Protection and Affordable Care Act amended the intent requirement to provide that a person need not have actual knowledge of the Anti-Kickback law or specific intent to commit a kickback violation, to violate the statute. In addition to the federal Anti-Kickback Statute, many states have anti-kickback and/or fee-splitting statutes designed to prohibit inducements or improper remuneration for the referral of patients.

Federal statutory exceptions and “safe harbor” regulations describe certain arrangements that will not be deemed to violate the Anti-Kickback Law. However, the exceptions and safe harbors are narrow and do not cover a wide range of economic relationships that many physicians and other health care providers historically have considered to be legitimate business arrangements not prohibited by the Anti-Kickback Law. Because the exceptions and safe harbor regulations do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, it is uncertain whether physicians and other health care providers that have these arrangements or relationships may need to alter them in order to ensure compliance with the Anti-Kickback Law. Failure to comply with an exception or safe harbor does not mean an arrangement necessarily violates the Anti-Kickback Law. However, failure to do so may increase the likelihood of a regulatory challenge or the potential for investigation.

Because the safe harbor exceptions are narrowly drawn and the case law interpreting the Anti-Kickback Law is sparse, there can be no assurances that LifeMD or its affiliates will not be found to be in violation of the Anti-Kickback Law. If such a violation were found, any sanctions imposed could have a material adverse effect upon the future operations and financial condition of LifeMD and its affiliates. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Fraud Provisions of HIPAA

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

LifeMD PC’s third-party medical groups’, and independent physicians’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, the practice of medicine, and healthcare delivery in general in that jurisdiction. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Because this is a developing area of law and regulation, we continually monitor compliance in every jurisdiction in which we operate. However, we cannot be assured that third-party medical groups’, or independent providers’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected. Further, Federal budget proposals and/or approvals impacting funding for government health care programs, such as Medicare and Medicaid, could result in adverse impacts to health care services pricing strategies across the health care industry.

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

FDA potential restrictions on compounding of GLP-1s, including removal of tirzepatide (marketed as Mounjaro® and Zepbound®) and/or semaglutide (marketed as Ozempic® and Wegovy®) from the drug shortage list, have the potential to disrupt patient treatment continuity, by limiting our ability to provide personalized treatment plans that meet individual patient needs, and could adversely impact our financial results. For additional discussion of the regulatory landscape applicable to GLP-1s, see “Government Regulation” under Part I, Item 1. “Description of Business”.

In addition, the Trump administration issued an executive order on February 11, 2025, called “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative.” This Workforce Optimization Initiative may significantly reduce the size of the federal government workforce, including FDA workforce. This initiative could result in fewer FDA staff available to review and approve new drug products. It is possible that the Workforce Optimization Initiative could significantly lengthen the time it takes to obtain FDA approval of a new medical device or drug product, which could inhibit our ability to offer access to new products.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). In particular:

HIPAA

Congress enacted The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as part of a broad health care reform effort. Among other things, HIPAA established a program administered jointly by the Secretary of HHS and the United States Attorney General designed to coordinate federal, state and local law enforcement programs to control fraud and abuse in connection with the federal health care programs. In addition, Congress greatly increased funding for health care fraud enforcement activity, enabling the OIG to substantially expand its investigative staff and authorizing the Federal Bureau of Investigation to quadruple the number of agents assigned to health care fraud. The result has been a dramatic increase in the number of civil, criminal and administrative prosecutions for alleged violations of the laws relating to payment under the federal health care programs, including the Anti-Kickback Law and the False Claims Act. This expanded enforcement activity, together with the whistleblower provisions of the False Claims Act, has significantly increased the likelihood that health care providers, including LifeMD and its affiliates, could face inquiries or investigations concerning compliance with the many laws governing claims for payment and cost reporting under the federal health care programs.

In addition to the expanded enforcement activity noted above, the “Administrative Simplification” provisions of HIPAA mandate the use of uniform standard electronic formats for certain administrative and financial health care transactions, the adoption of minimum security standards for individually identifiable health information maintained or transmitted electronically, and compliance with privacy standards adopted to protect the confidentiality of personal health information. The Administrative Simplification provisions apply to health care providers, health plans, and health care clearinghouses, and their agents and subcontractors referred to as Business Associates (collectively “Covered Entities”). Use and disclosure of certain broadly defined protected health information is prohibited unless expressly permitted under the provisions of HIPAA and related regulations or authorized by the patient. HIPAA’s privacy and security provisions extend not only to patient medical records but also to a wide variety of health care clinical and financial settings where patient privacy restrictions often impose new communication, operational accounting and billing restrictions. These restrictions add costs and create potentially unanticipated sources of legal liability.

On January 25, 2013, HHS issued comprehensive modifications to the existing HIPAA regulations to implement the requirements of the HITECH Act (see below for more on the HITECH Act), commonly known as the “HIPAA Omnibus Rule.” The HIPAA Omnibus Rule became effective on March 26, 2013, and covered entities were required to be in compliance by September 23, 2013 (though certain requirements have a longer timeframe), Key aspects of the HIPAA Omnibus Rule include but are not limited to: (i) a new standard for what constitutes a breach of protected health information, (ii) establishing four levels of culpability with respect to civil monetary penalties assessed for HIPAA violations, (iii) direct liability of business associates for certain violations of HIPAA, (iv) modifications to the rules governing research, (v) stricter requirements regarding non-exempt marketing practices, (vi) modification and re-distribution of notices of privacy practices, and (vii) stricter requirements regarding the protection of genetic information.

OCR has substantially increased enforcement of HIPAA compliance in recent years. This includes, but is not limited to, a steady increase in the number of settlements with substantial financial penalties with governmental authorities as a result of breaches. If OCR conducts an investigation (whether as a result of an audit or reporting of such a breach), OCR could impose significant fines and penalties and could also require LifeMD and its affiliates to enter into a corrective action plan. There are also costs and risks associated with vendors and contractors and it is possible that LifeMD and its affiliates could be responsible for HIPAA violations or breaches of their vendors and contractors. In addition, as data breaches continue to have greater exposure both inside and outside of the health care industry, and awareness of such breaches continues, private litigation is expected to increase. As a result, no assurances can be given that LifeMD and its affiliates will not be faced with potential private litigation in the event of a data breach.

HITECH Act

The American Recovery and Reinvestment Act of 2009 (“ARRA”), which includes the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), appropriated approximately $20 billion for the development and implementation of health information technology (“HIT”) standards and the adoption of electronic health care records. The HIT infrastructure is intended to improve health care quality, reduce health care costs and facilitate access to necessary information. Among other things, the HITECH Act provides financial incentives (through the Medicaid and Medicare programs) as well as loans and grants to encourage practitioners and providers to engage in “meaningful use” of electronic health record (“EHR”) technology. Health care providers demonstrate their meaningful use of EHR technology by meeting objectives specified by CMS for using HIT and by reporting on specified clinical quality measures. Medicare payments are significantly reduced for physicians who have not satisfied the performance and reporting criteria for demonstrating meaningful use.

ARRA also significantly expanded the HIPAA privacy and security provisions applicable to Covered Entities and their business associates. The law provides that individuals be notified when there is a breach of their unsecured electronic personal health information, increases civil monetary and criminal penalties for HIPAA violations, and authorizes the state attorneys general to enforce its provisions. Each Covered Entity must report any breach involving over 500 individuals in a state to HHS and the local media. All other breaches must be reported annually to HHS. The financial costs of continuing compliance with HIPAA and the Administrative Simplification regulations are substantial and will increase as a result of the ARRA amendments. The HITECH Act also limits a Covered Entity’s discretion in determining what health care information about a person may be properly disclosed under the HIPAA privacy regulations.

In addition, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII, including without limitation the California Confidentiality of Medical Information Act and Washington State’s MHMDA. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the LifeMD PC and the providers and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

For example, the CCPA and nineteen other state consumer privacy laws require, among other things, covered companies to provide certain disclosures to consumers and afford such consumers new abilities to opt-out or sharing of personal information and limit the use of sensitive information, including health information. Similar legislation has been proposed or adopted in other states. Furthermore, state consumer health data privacy laws including Washington State’s MHMDA creates new data processing requirements specifically for consumer health data that is not subject to HIPAA, limiting how organizations may use a wide range of consumers’ health-related data, and requiring changes to how impacted organizations obtain consent and authorization to collect, process, and share such information. Aspects of the CCPA, the MHMDA, other comprehensive privacy laws, consumer health data privacy laws, and regulations, as well as their enforcement, remain unclear, and we may be required to modify our internal compliance and data-use practices in an effort to comply with them.

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

Our use of AI systems may be subject to emerging AI laws and regulations, and our failure to comply with those laws and regulations could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, providers, and revenue.

The regulatory framework for AI is evolving and is likely to remain in flux for the foreseeable future. In the last year, various government and consumer agencies have called for new regulation and changes in industry practices, while Colorado and other states have passed or are considering laws applicable to the development or use of AI systems. The development and adoption of these new laws may create significant compliance burdens or inhibit our ability to develop products and services that incorporate AI or do so in a cost-effective manner. Our business, including our ability to operate and to expand internationally, could be adversely affected if AI laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, or other features. Our use of AI may also result in a risk of investigations or fines relating to noncompliance with these laws or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth.

Additionally, public perception around the use of AI and AI enabled products and services remains highly volatile. Negative perception or a lack of adoption of our AI-enabled products or services may impair our ability to capitalize on our investments in AI, require us to modify our platform in a way that limits our ability to expand our platform or do so in a cost-effective manner, or otherwise impair our reputation and future business prospects.

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

As of December 31, 2024, the Company had total liabilities of $76.5 million. As of December 31, 2024, we had availability of $53.3 million under the ATM Sales Agreement (as defined below) and $150 million available under the 2024 Shelf (as defined below), after giving effect to letters of credit and borrowing base limitations. We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

We have identified material weaknesses in our internal control over financial reporting.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of December 31, 2024 because of material weaknesses and our independent registered public accounting firm expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024. See Part II, Item 9A., “Controls and Procedures”. We are, however, addressing this issue and remediating our material weaknesses. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm continues to identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. It could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

We have significant numbers of warrants and stock options outstanding, and incentive awards outstanding under our Third Amended and Restated 2020 Equity and Incentive Plan. To the extent that any of the outstanding warrants and options described above are exercised, dilution, to the interests of our stockholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the common stock with a resulting dilution in the interest of the other holders of common stock. The existence of such warrants and options may adversely affect the market price of our common stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options.

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

Leased premises range from approximately 1,000 to 23,000 square feet with monthly rents ranging from approximately $1,800 per month to approximately $60,000 per month.

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

Approximate Number of Equity Security Holders

As of March 7, 2025, there were approximately 300 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Global Market on March 10, 2025 was $4.27. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

Other than any sales that were already disclosed under a Current Report on Form 8-K or a Quarterly report on Form 10-Q during the year ended December 31, 2024, there have been no sales of unregistered securities by the Company as of such date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2024 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

LifeMD, Inc. is a direct-to-patient telehealth company with a portfolio of health and wellness brands. Our subscriptions and products are marketed and sold directly to consumers through advertisements on Facebook, Google, Amazon, and other social media and e-commerce platforms. Secondarily, we also sell our products through third party partner channels. We market branded and generic prescription drugs that are then sold and shipped online directly to consumers in all 50 states and the District of Columbia and Puerto Rico. We have also established a 50-state medical group that provides virtual consultations to our patients. Since inception, we have treated approximately 1,118,000 customers and patients nationwide. We operate our business using a proprietary telehealth technology platform that facilitates a compliant relationship between the patient, provider, us and pharmacy.

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth.

Developments in 2024

Key developments in our business during 2024 are described below:

Vertically Integrated Pharmacy

In November 2024, we announced the opening of a state-of-the-art wholly-owned affiliated commercial pharmacy, marking an important milestone in creating a fully integrated, end-to-end telehealth platform. This 22,500-square-foot facility, located in Lancaster, PA and designed to fill up to 5,000 daily prescriptions, allows us to offer patients a more cohesive care journey for relevant conditions from initial consultation to prescription fulfillment within a single integrated ecosystem. The launch of the LifeMD Pharmacy enhances the Company’s vertically integrated telehealth platform, which now includes a proprietary virtual-first care technology platform, a 50-state affiliated medical group, a U.S.-based patient care center, and a vertically integrated pharmacy. Activity through the LifeMD Pharmacy was immaterial for the year ended December 31, 2024.

Commercial Health Insurance

In June 2024, the Company launched the acceptance of private health insurance for its virtual primary care services, including weight management for medically qualified patients. Initially available in select states, the Company plans to continue enrollments with private payors to facilitate access to medically necessary services, ultimately having broad coverage options across all 50 states. As part of its early 2025 roadmap, the Company expects to begin accepting Medicare.

Regulatory Landscape

The Food and Drug Administration (“FDA”) potential restrictions on compounding of GLP-1s, including removal of tirzepatide (marketed as Mounjaro® and Zepbound®) and/or semaglutide (marketed as Ozempic® and Wegovy®) from the drug shortage list, have the potential to disrupt patient treatment continuity, by limiting our ability to provide personalized treatment plans that meet individual patient needs, and could adversely impact our financial results. For additional discussion of the regulatory landscape applicable to GLP-1s, see “Government Regulation” under Part I, Item 1. “Description of Business”.

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Our financial results for the year ended December 31, 2024 are summarized as follows in comparison to the year ended December 31, 2023:

	December 31, 2024		December 31, 2023
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$158,438,631	74.58%	$98,152,919	64.34%
WorkSimpli revenue, net	54,015,207	25.42%	54,394,087	35.66%
Total revenue, net	212,453,838	100.00%	152,547,006	100.00%
Cost of telehealth revenue	21,440,799	10.09%	17,480,533	11.46%
Cost of WorkSimpli revenue	2,627,680	1.24%	1,419,931	0.93%
Total cost of revenue	24,068,479	11.33%	18,900,464	12.39%
Gross profit	188,385,359	88.67%	133,646,542	87.61%
Selling and marketing expenses	103,020,025	48.49%	76,451,466	50.12%
General and administrative expenses	72,662,021	34.20%	51,694,232	33.89%
Customer service expenses	10,217,654	4.81%	7,632,283	5.00%
Development costs	9,512,308	4.48%	6,060,513	3.97%
Other operating expenses	9,118,032	4.29%	6,297,321	4.13%
Total expenses	204,530,040	96.27%	148,135,815	97.11%
Operating loss	(16,144,681)	(7.60)%	(14,489,273)	(9.50)%
Interest expense, net	(2,181,817)	(1.03)%	(2,596,586)	(1.70)%
Loss on debt extinguishment	-	-%	(325,198)	(0.21))%
Loss from operations before income taxes	(18,326,498)	(8.63)%	(17,411,057)	(11.41)%
Income tax provision	(402,000)	(0.19)%	(428,000)	(0.28)%
Net loss	(18,728,498)	(8.82)%	(17,839,057)	(11.69)%
Net income attributable to non-controlling interest	153,234	0.07%	2,756,935	1.81%
Net loss attributable to LifeMD, Inc.	(18,881,732)	(8.89)%	(20,595,992)	(13.50)%
Preferred stock dividends	(3,106,250)	(1.46)%	(3,106,250)	(2.04)%
Net loss attributable to common stockholders	$(21,987,982)	(10.35)%	$(23,702,242)	(15.54)%

Total revenue, net. Revenues for the year ended December 31, 2024 were approximately $212.4 million, an increase of 39% compared to approximately $152.5 million for the year ended December 31, 2023. The increase in revenues was attributable to the increase in telehealth revenue of 61% slightly offset by the decrease in WorkSimpli revenue of 1%. Telehealth revenue accounts for 75% of total revenue and has increased during the year ended December 31, 2024 due to an increase in online sales demand primarily for LifeMD virtual primary care which experienced an increase in revenue of approximately $65.7 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. WorkSimpli revenue accounts for 25% of total revenue and has decreased year over year due to lower demand.

Total cost of revenue. Total cost of revenue consists of (1) the cost of telehealth revenues, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) the cost of WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 27% to approximately $24.1 million for the year ended December 31, 2024 compared to approximately $18.9 million for the year ended December 31, 2023. The combined cost of revenue increase was due to increased telehealth sales volume during the year ended December 31, 2024 when compared to the year ended December 31, 2023. Telehealth costs decreased to 14% of associated telehealth revenues during the year ended December 31, 2024, from 18% of associated telehealth revenues during the year ended December 31, 2023 primarily due to improved pricing. WorkSimpli costs increased to 5% of associated WorkSimpli revenues during the year ended December 31, 2024, from 3% of associated WorkSimpli revenues during the year ended December 31, 2023.

Gross profit. Gross profit increased by approximately 41% to approximately $188.4 million for the year ended December 31, 2024 compared to approximately $133.6 million for the year ended December 31, 2023. Gross profit as a percentage of revenues was 89% for the year ended December 31, 2024 compared to 88% for the year ended December 31, 2023. Gross profit as a percentage of revenues for telehealth was 86% for the year ended December 31, 2024 compared to 82% for the year ended December 31, 2023, and for WorkSimpli was 95% for the year ended December 31, 2024 compared to 97% for the year ended December 31, 2023. The increase in sales volume for LifeMD virtual primary care and improved pricing have contributed to the increase in gross profit.

Total expenses. Operating expenses for the year ended December 31, 2024 were approximately $204.5 million, as compared to approximately $148.1 million for the year ended December 31, 2023. This represents an increase of 38%, or $56.4 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the year ended December 31, 2024, the Company had an increase of approximately $26.6 million, or 35%, in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the year ended December 31, 2024, the Company had an increase of approximately $21.0 million in general and administrative expenses, primarily related to increases in compensation costs of $12.2 million, legal and professional fees of $4.9 million and merchant processing fees of $3.8 million. During the year ended December 31, 2024, stock-based compensation was $12.2 million, with the majority related to stock compensation expense attributable to restricted stock awards, as compared to stock-based compensation expense of $12.5 million for the year ended December 31, 2023.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the year ended December 31, 2024, the Company had an increase of approximately $2.6 million, or 34%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iv)

Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the year ended December 31, 2024, the Company had an increase of approximately $3.5 million, or 57%, primarily resulting from technology platform improvements and amortization expenses.

(v)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the year ended December 31, 2024, the Company had an increase of approximately $2.8 million, or 45%, primarily related to increases software subscriptions.

Interest expense, net. Interest expense, net consists of interest expense on the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the year ended December 31, 2024 and interest expensed related to the Avenue Facility, notes payable and the Series B Preferred Stock for the year ended December 31, 2023. Interest expense decreased by approximately $415 thousand during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in interest income on the Company’s cash account balances.

Loss on debt extinguishment. The Company recorded a $325 thousand loss on debt extinguishment related to the repayment of the CRG Financial loan during the year ended December 31, 2023 due to a prepayment penalty and various fees associated with the CRG Financial loan.

Working Capital

	December 31, 2024	December 31, 2023
Current assets	$48,733,089	$42,604,267
Current liabilities	60,255,145	34,781,724
Working capital	$(11,522,056)	$7,822,543

Working capital decreased by approximately $19.3 million during the year ended December 31, 2024. The increase in current assets is primarily attributable to an increase in accounts receivable of approximately $2.9 million, an increase in cash of approximately $1.9 million, and an increase in other current assets of approximately $1.7 million. Current liabilities increased by approximately $25.5 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $11.8 million as a result of the Company extending payables and credit terms with vendors, an increase in the current portion of long-term debt of $8.4 million, and an increase in deferred revenue of approximately $5.7 million due to increased recurring telehealth subscription revenue.

Liquidity and Capital Resources

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$17,513,190	$8,820,232
Net cash used in investing activities	(11,536,318)	(8,733,284)
Net cash (used in) provided by financing activities	(4,118,673)	29,100,820
Net increase in cash	1,858,199	29,187,768

Net cash provided by operating activities was approximately $17.5 million for the year ended December 31, 2024, as compared with approximately $8.8 million for the year ended December 31, 2023. Significant factors contributing to net cash provided by operating activities during the year ended December 31, 2024, include $12.2 million in non-cash stock-based compensation charges, $9.9 million in non-cash depreciation and amortization, a net increase in accounts payable and accrued expenses of $12.4 million, and an increase in deferred revenue of $5.7 million. These factors were partially offset by the Company’s net loss of $18.7 million for the year ended December 31, 2024. The significant factors contributing to net cash provided by operating activities during the year ended December 31, 2023, include the decrease in the Company’s net loss of $27.2 million to $17.8 million for the year ended December 31, 2023, as compared with $45.0 million for the year ended December 31, 2022. Other significant factors contributing to net cash provided by operating activities during the year ended December 31, 2023, include $12.5 million in non-cash stock-based compensation charges, $6.9 million in non-cash depreciation and amortization, a net increase in accounts payable, accrued expenses and other operating activities of $5.1 million, an increase in deferred revenue of $3.3 million and a $325 thousand loss on debt extinguishment.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $11.5 million, as compared with $8.7 million for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2024 was primarily due to cash paid for capitalized software costs of approximately $10.0 million, and cash paid for the purchase of equipment of approximately $1.5 million. Net cash used in investing activities for the year ended December 31, 2023 was primarily due to cash paid for capitalized software costs of approximately $8.4 million, cash paid for the purchase of equipment of $204 thousand and cash paid for the purchase of intangible assets of approximately $149 thousand.

Net cash used in financing activities for the year ended December 31, 2024 was approximately $4.1 million as compared with net cash provided by financing activities of approximately $29.1 million for the year ended December 31, 2023. Significant factors contributing to net cash used in financing activities during the year ended December 31, 2024, include preferred stock dividends of approximately $3.1 million, distributions to non-controlling interest of approximately $774 thousand, and repayments of notes payable of approximately $328 thousand. During the year ended December 31, 2023, net cash provided by financing activities consisted of: (1) $19.5 million in net proceeds received from the Avenue Facility, (2) $10.0 million in proceeds received from the Medifast Private Placement, (3) $6.2 million in net proceeds received from the sale of common stock under the ATM Sales Agreement (as defined below), (4) $2.3 million in proceeds received from notes payable and (5) $95 thousand in proceeds received from the exercise of stock options. These factors contributing to net cash provided by financing activities were partially offset by repayments of notes payable of approximately $5.1 million net of a $325 thousand loss on debt extinguishment on the CRG Financial loan, preferred stock dividends of approximately $3.1 million, contingent consideration payments made related to the ResumeBuild brand acquisition of approximately $313 thousand, net payments made related to adjustments in the membership interest units of WorkSimpli of approximately $306 thousand, and distributions to non-controlling interest of $144 thousand.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, long-term debt obligations, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 9—Leases to our consolidated financial statements included in this report. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies, or that financing will be available or, if available, that such financing will be available under favorable terms.

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

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued. As of December 31, 2024, there was $19.0 million outstanding under the Avenue Facility.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of December 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

As of March 7, 2025, the Company has a current cash balance of approximately $27.2 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the year ended December 31, 2024, (3) cash on hand of $35.0 million as of December 31, 2024, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

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

Our significant accounting policies are more fully described in Note 2— Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in this report. We believe that these accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company’s annual period beginning on January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted this guidance in the fourth quarter of 2024. Refer to Note 13-Segment Data for additional information.

Other Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have to its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting related to: (i) our information technology general controls (“ITGCs”), particularly in the areas of user access and change management within our information systems and review of key third-party service provider Systems and Organizational Controls (“SOC”) reports and (ii) business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE and insufficient evidence of formal review and approval procedures of key information utilized in the performance of the control.

During the year ended December 31, 2024, management implemented remediation measures to address these material weaknesses, including enhancements to our ITGC controls, additional monitoring procedures, enhancements to our IPE and evidence of formal review and approval procedures, and further training.

While we believe these enhancements have strengthened our internal controls and addressed the root cause of the material weaknesses, the effectiveness of these newly implemented controls has not been tested to conclude that the material weaknesses have been remediated.

Management’s Plan to Remediate the Material Weakness

To remediate the identified material weaknesses, our management, together with our third-party consulting firm, and with oversight from our audit committee, implemented a remediation plan. The Company has taken the following remediation steps during the year ended December 31, 2024:

(i)	formalized accounting and financial reporting policies and procedures including entity-level controls and segregation of duties review and analysis;
(ii)	documented and maintained evidence of the completeness and accuracy of manually generated IPE and system generated IPE;
(iii)	enhanced documentation and evidence of review of controls; and
(iv)	formalized user access and change management reviews as well as SOC report reviews for in-scope third-party systems.

Management continues to execute these measures consistently to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are operating effectively over a sufficient period. The remediation, once determined to be fully operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2024 that materially affected our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors standing for election at our 2025 Annual Meeting of Stockholders is incorporated by reference to the information under the caption “Proposal 1: Election of Directors,” in the proxy statement to be filed within 120 days of our fiscal year end (the “Proxy Statement”).

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

Information regarding delinquent Section 16 reports filed in 2024 is incorporated by reference to the information under the caption “Corporate Governance – Delinquent Section 16 Reports” in the Proxy Statement.

Information regarding our Insider Trading Policy is incorporated by reference to the information under the caption “Insider Trading Policy” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	1/12/2022
2.2	Amendment to Stock Purchase Agreement, dated as of February 4, 2023, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	2/10/2023
2.3	Asset Purchase Agreement, dated as of January 13, 2022, by and between WorkSimpli Software LLC and East Fusion FZCO	8-K	2.1	2/22/2022
2.4	Promissory Note dated as of October 19, 2021, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.2	2/22/2022
2.5	First Addendum, dated as of February 14, 2022, to Promissory Note, issued by WorkSimpli Software LLC to LifeMD, Inc.	8-K	2.3	2/22/2022
2.6	Equity Purchase Guarantee Agreement, dated as of February 14, 2022, by and among Fitzpatrick Consulting LLC, Sean Fitzpatrick and LifeMD, Inc.	8-K	2.4	2/22/2022
2.7	Stock Option Pledge Agreement, dated as of February 12, 2022, by and between Fitzpatrick Consulting LLC and LifeMD, Inc.	8-K	2.5	2/22/2022
2.8	Amendment to Stock Purchase Agreement, dated as of February 4, 2023	8-K	2.1	2/10/2023
3.1	Certificate of Incorporation, As Amended	10-K	3.1	3/22/2023
3.2	Bylaws of Immudyne, Inc., effective April 9, 2018	S-1	3.3	10/18/2012
4.1	Form of Convertible Note	8-K	4.1	8/19/2019
4.2	Form of Warrant	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.6	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.7	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.8	Description of Securities	10-K	4.9	3/7/2022
4.9	Form of Debenture	8-K	4.1	6/3/2021
4.10	Form of Warrant	8-K	4.2	6/3/2021
4.11	Form of Senior Indenture	S-3	4.5	6/8/2021
4.12	Form of Subordinated Indenture	S-3	4.6	6/8/2021
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019	10-Q	10.10	8/14/2019
10.3 #	First Amendment to Employment Agreement by and between Stefan Galluppi and Conversion Labs, Inc., dated April 1, 2020	S-8	4.11	1/13/2025
10.4 #	Second Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated November 15, 2021	S-8	4.12	1/13/2025
10.5 #	Third Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated December 28, 2021	S-8	4.13	1/13/2025
10.6 #	Fourth Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated October 12, 2023	S-8	4.14	1/13/2025
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019	8-K	10.1	7/31/2019
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR	8-K	10.2	7/31/2019
10.9	Operating Agreement of Conversion Labs RX, LLC	8-K	10.1	6/7/2019

10.10#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick	8-K	10.1	1/24/2020
10.11#	Employment Agreement, dated July 26, 2018, between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.12	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.13	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.14	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.15	Form of Warrant	8-K	10.2	8/31/2020
10.16	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.17	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.18	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.19	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.20	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.21	First Amendment to Consulting Agreement, dated September 29, 2020, between Blue Horizon Consulting, LLC and Conversion Labs, Inc.	8-K	10.1	9/30/2020
10.22	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.23	Form of Registration Rights Agreement	8-K	10.2	11/4/2020
10.24	Form of Lock-Up Agreement	8-K	10.3	11/4/2020
10.25#	Employment Agreement, dated November 20, 2020 by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.26#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.27#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/14/2021
10.28	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021
10.29	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.30	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.31	Amendment to LSS Operating Agreement	8-K/A	10.4	1/28/2021
10.32#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/10/2021
10.33	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.34	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.35	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/2021
10.36	Form of Registration Rights Agreement	8-K	10.2	6/3/2021
10.37	Form of Company Security Agreement	8-K	10.3	6/3/2021
10.38	Form of Guarantor Security Agreement	8-K	10.4	6/3/2021
10.39	Form of Guaranty Agreement	8-K	10.5	6/3/2021
10.40	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/2021
10.41#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/2021
10.42#	Fourth Renewed Director Agreement, dated December 2, 2024, by and between LifeMD, Inc. and Roberto Simon	S-8	4.34	1/13/2025
10.43#*	Fourth Renewed Director Agreement, dated December 2, 2024, by and between LifeMD, Inc. and John Strawn
10.44#*	Third Renewed Director Agreement, dated December 6, 2024, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio
10.45#	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.46#	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.47#	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.48#	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
10.49#	Second Amendment to Employment Agreement, dated November 7, 2023, between Maria Stan and LifeMD, Inc.	S-8	4.24	1/13/2025
10.50#	Employment Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023	10-K	10.82	3/22/2023

10.51#	Director Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.1	2/10/2023
10.52#	First Amendment to the Director Agreement, dated January 20, 2024, between Dr. Joan LaRovere and LifeMD, Inc.	S-8	4.43	1/13/2025
10.53#	Second Amendment to the Director Agreement, dated December 20, 2024, between Dr. Joan LaRovere and LifeMD, Inc.	S-8	4.44	1/13/2025
10.54	Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.1	3/23/2023
10.55	Supplement to Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.2	3/23/2023
10.56	Form of Warrant issued to Avenue Venture Opportunities	8-K	10.3	3/23/2023
10.57	Form of Promissory Note issued to Avenue Venture Opportunities	8-K	10.4	3/23/2023
10.58#	Second Amendment dated June 15, 2023 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.3	6/20/2023
10.59#	Director Agreement, dated June 20, 2023 between LifeMD, Inc. and William J. Febbo	8-K	10.1	6/22/2023
10.60#	Consulting Services Agreement, dated May 30, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.4	6/22/2023
10.61	First Amendment dated September 26, 2023 to the Credit Agreement among Avenue Venture Opportunities Fund II, L.P., Avenue Venture Opportunities Fund, L.P. and LifeMD, Inc.	10-Q	1.1	11/8/2023
10.62#	Second Amendment dated July 11, 2023 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.3	7/14/2023
10.63#	Amended and Restated First Amendment dated July 26, 2023 to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc.	10-Q	10.3	11/8/2023
10.64#	Employment Agreement dated April 1, 2022 between Justin Schreiber and LifeMD, Inc.	8-K	10.1	11/14/2023
10.65#	First Amendment dated November 13, 2023 to the Employment Agreement between Justin Schreiber and LifeMD, Inc. (incorporated by reference to Exhibit 10.108 to the Form 10-K filed with the SEC on March 11, 2024)	8-K	10.2	11/14/2023
10.66#	Second Amendment dated December 24, 2024 to the Employment Agreement between Justin Schreiber and LifeMD, Inc.	8-K	10.1	12/31/2024
10.67#	Separation Agreement dated March 9, 2024 between Brad Roberts and LifeMD, Inc.	10-K	10.110	3/11/2024
10.68#*	Employment Agreement, dated December 13, 2021, between Dennis Wijnker and LifeMD, Inc.
10.69#	Director Agreement, dated April 26, 2024, between LifeMD, Inc. and Calum MacRae	8-K	10.1	5/02/2024
10.70#	Third Amended and Restated 2020 Equity and Incentive Plan	8-K	10.1	6/18/2024
10.71	Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.	10-Q	10.1	11/07/2024
10.72	First Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.	10-Q	10.2	11/07/2024
10.73	Second Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD Pharmacy Services, LLC	10-Q	10.3	11/07/2024
10.74	First Amendment to Office Lease Agreement, dated May 6, 2024, by and between 236 Fifth Leasehold, LLC and LifeMD, Inc.	10-Q	10.4	11/07/2024
10.75	201 Brookfield Parkway Lease Agreement, dated September 17, 2024, by and between Front Street - Brookfield, LLC and LifeMD, Inc.	10-Q	10.5	11/07/2024
10.76#	First Amendment to the Employment Agreement, dated August 18, 2024, between Dennis Wijnker and LifeMD, Inc.	S-8	4.30	1/13/2025
10.77#	Stock Option Agreement, dated April 20, 2011, between ImmuDyne, Inc. and John R. Strawn	S-8	4.17	3/15/2024
10.78#	Stock Option Agreement, dated April 20, 2011, between ImmuDyne, Inc. and John R. Strawn	S-8	4.18	3/15/2024
10.79 #*	Employment Agreement, dated June 20, 2023, between LifeMD, Inc. and Shane Biffar
19*	LifeMD, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent
24.1*	Powers of Attorney (included on signature page)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97	3/11/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	March 11, 2025

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

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)
Date:	March 11, 2025

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
(principal financial officer)
Date:	March 11, 2025

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller
(principal accounting officer)
Date:	March 11, 2025

By:	/s/ Roberto Simon
Roberto Simon
Director
Date:	March 11, 2025

By:	/s/ John Strawn
John Strawn
Director
Date:	March 11, 2025

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director
Date:	March 11, 2025

By:	/s/ Joan LaRovere
Joan LaRovere, M.D.
Director
Date:	March 11, 2025

By:	/s/ Will Febbo
Will Febbo
Director
Date:	March 11, 2025

By:	/s/ Calum MacRae
Calum MacRae
Director
Date:	March 11, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LifeMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LifeMD, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 11, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

LifeMD, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited LifeMD, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:

●	The Company had ineffective design, implementation and operation of controls over user access to ensure appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

●	The Company had ineffective implementation and operation of controls over program change management and vendor management controls to ensure:

1)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency; and
2)	Key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across the entity’s financial reporting processes had ineffective design and/or implementation and operation of controls to properly address the risk of material misstatement, including:

1)	Controls with insufficient audit evidence to verify the completeness and accuracy of manually generated IPE (Information Produced by the Entity) and system generated IPE; and

2)	Controls with insufficient audit evidence of formal review and approval procedures of key information utilized in the performance of the control.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2024 consolidated financial statements, and this report does not affect our report dated March 11, 2025 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes of the Company and our report dated March 11, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A - Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marlton, New Jersey

March 11, 2025

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$35,004,924	$33,146,725
Accounts receivable, net	8,217,813	5,277,250
Product deposit	40,763	485,850
Inventory, net	2,797,358	2,759,932
Other current assets	2,672,231	934,510
Total Current Assets	48,733,089	42,604,267
Non-current Assets
Equipment, net	1,479,184	476,303
Right of use assets	6,400,596	594,897
Capitalized software, net	13,816,501	11,795,979
Intangible assets, net	2,030,656	3,009,263
Total Non-current Assets	23,726,937	15,876,442
Total Assets	$72,460,026	$58,480,709
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$16,009,484	$11,084,855
Accrued expenses	20,811,763	13,937,494
Notes payable, net	-	327,597
Current operating lease liabilities	508,537	603,180
Current portion of long-term debt	8,444,444	-
Deferred revenue	14,480,917	8,828,598
Total Current Liabilities	60,255,145	34,781,724
Long-term Liabilities
Long-term debt, net	9,885,057	17,927,727
Noncurrent operating lease liabilities	6,265,192	73,849
Contingent consideration	100,000	131,250
Total Liabilities	76,505,394	52,914,550
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding, liquidation value, $0 per share as of December 31, 2024 and 2023	-	-
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $25.55 per share as of December 31, 2024 and 2023	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 42,293,907 and 38,358,641 shares issued, 42,190,867 and 38,255,601 outstanding as of December 31, 2024 and 2023, respectively	422,939	383,586
Additional paid-in capital	230,508,339	217,550,583
Accumulated deficit	(236,253,218)	(214,265,236)
Treasury stock, 103,040 shares, at cost, as of December 31, 2024 and 2023	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ (Deficit) Equity	(5,485,501)	3,505,372
Non-controlling interest	1,440,133	2,060,787
Total Stockholders’ (Deficit) Equity	(4,045,368)	5,566,159
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$72,460,026	$58,480,709

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenues
Telehealth revenue, net	$158,438,631	$98,152,919
WorkSimpli revenue, net	54,015,207	54,394,087
Total revenues, net	212,453,838	152,547,006
Cost of revenues
Cost of telehealth revenue	21,440,799	17,480,533
Cost of WorkSimpli revenue	2,627,680	1,419,931
Total cost of revenues	24,068,479	18,900,464
Gross profit	188,385,359	133,646,542

Expenses
Selling and marketing expenses	103,020,025	76,451,466
General and administrative expenses	72,662,021	51,694,232
Customer service expenses	10,217,654	7,632,283
Development costs	9,512,308	6,060,513
Other operating expenses	9,118,032	6,297,321
Total expenses	204,530,040	148,135,815
Operating loss	(16,144,681)	(14,489,273)
Interest expense, net	(2,181,817)	(2,596,586)
Loss on debt extinguishment	-	(325,198)
Loss from operations before income taxes	(18,326,498)	(17,411,057)
Income tax provision	(402,000)	(428,000)
Net loss	(18,728,498)	(17,839,057)
Net income attributable to non-controlling interest	153,234	2,756,935
Net loss attributable to LifeMD, Inc.	(18,881,732)	(20,595,992)
Preferred stock dividends	(3,106,250)	(3,106,250)
Net loss attributable to LifeMD, Inc. common stockholders	$(21,987,982)	$(23,702,242)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.70)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.70)
Weighted average number of common shares outstanding:
Basic	41,196,292	33,905,155
Diluted	41,196,292	33,905,155

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, December 31, 2022	1,400,000	$140	31,552,775	$315,528	$179,015,250	$(190,562,994)	$(163,701)	$(11,395,777)	$(475,548)	$(11,871,325)

Stock compensation expense	-	-	978,500	9,785	12,479,558	-	-	12,489,343	-	12,489,343
Cashless exercise of stock options	-	-	74,372	744	(744)	-	-	-	-	-
Cashless exercise of warrants	-	-	79,330	793	(793)	-	-	-	-	-
Exercise of stock options	-	-	37,500	375	94,125	-	-	94,500	-	94,500
Stock issued for noncontingent consideration payments	-	-	1,068,926	10,689	2,557,311	-	-	2,568,000	-	2,568,000
Stock issued for legal settlement	-	-	100,000	1,000	531,000	-	-	532,000	-	532,000
Warrants issued with debt instrument	-	-	-	-	873,100	-	-	873,100	-	873,100
Sale of common stock under ATM, net	-	-	1,009,907	10,099	6,192,560	-	-	6,202,659	-	6,202,659
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Common stock issued to Medifast	-	-	1,224,425	12,244	9,987,756	-	-	10,000,000	-	10,000,000
Series B Preferred Stock conversion	-	-	1,560,864	15,609	5,057,205	-	-	5,072,814	-	5,072,814
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(144,000)	(144,000)
Adjustment of membership interest in WorkSimpli	-	-	-	-	(229,025)	-	-	(229,025)	(76,600)	(305,625)
Net (loss) income	-	-	-	-	-	(20,595,992)	-	(20,595,992)	2,756,935	(17,839,057)
Balance, December 31, 2023	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787	$5,566,159

Stock compensation expense	-	-	1,609,960	16,100	12,218,697	-	-	12,234,797	-	12,234,797
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	86,250	863	119,449	-	-	120,312	-	120,312
Cashless exercise of warrants	-	-	1,630,458	16,305	(16,305)	-	-	-	-	-
Cashless exercise of stock options	-	-	512,777	5,127	(5,127)	-	-	-	-	-
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(773,888)	(773,888)
Net (loss) income	-	-	-	-	-	(18,881,732)	-	(18,881,732)	153,234	(18,728,498)
Balance, December 31, 2024	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(236,253,218)	$(163,701)	$(5,485,501)	$1,440,133	$(4,045,368)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,728,498)	$(17,839,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	401,775	333,939
Amortization of capitalized software	8,021,141	5,424,810
Amortization of intangibles	982,405	971,464
Accretion of consideration payable	13,644	167,221
Depreciation of fixed assets	487,976	203,952
Write-down of inventory	675,669	537,685
Loss on debt extinguishment	-	325,198
Noncash operating lease expense	776,080	766,280
Stock issued for legal settlement	-	532,000
Stock compensation expense	12,234,797	12,489,343
Changes in Assets and Liabilities
Accounts receivable	(2,940,563)	(2,442,500)
Product deposit	445,087	(358,585)
Inventory	(713,095)	405,746
Other current assets	(1,737,721)	(247,488)
Operating lease liabilities	(485,079)	(808,368)
Deferred revenue	5,652,319	3,281,092
Accounts payable	4,924,629	978,062
Accrued expenses	7,502,624	4,678,757
Other operating activity	-	(579,319)
Net cash provided by operating activities	17,513,190	8,820,232
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(10,041,663)	(8,380,602)
Purchase of equipment	(1,490,857)	(203,814)
Purchase of intangible assets	(3,798)	(148,868)
Net cash used in investing activities	(11,536,318)	(8,733,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	-	19,466,887
Cash proceeds from common stock issued to Medifast	-	10,000,000
Proceeds from notes payable	-	2,347,691
Sale of common stock under ATM, net	-	6,202,659
Repayment of notes payable, net of prepayment penalty	(327,597)	(5,142,542)
Cash proceeds from exercise of options	120,312	94,500
Preferred stock dividends	(3,106,250)	(3,106,250)
Contingent consideration payments for ResumeBuild acquisition	(31,250)	(312,500)
Net payments for membership interest in WorkSimpli	-	(305,625)
Distributions to non-controlling interest	(773,888)	(144,000)
Net cash (used in) provided by financing activities	(4,118,673)	29,100,820
Net increase in cash	1,858,199	29,187,768
Cash at beginning of year	33,146,725	3,958,957
Cash at end of year	$35,004,924	$33,146,725
Cash paid for interest
Cash paid during the period for interest	$2,528,042	$2,148,454
Non-cash investing and financing activities
Cashless exercise of options	$5,127	$744
Cashless exercise of warrants	$16,305	$793
Stock issued for noncontingent consideration payments	$642,000	$2,568,000
Stock issued for debt conversion	$-	$1,000,000
Series B Preferred Stock conversion	-	5,072,814
Warrants issued for debt instruments	$-	$873,100
Right of use assets	$6,581,779	$155,168
Operating lease liabilities	$6,581,779	$155,168

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Nature of Business

The Company is a direct-to-patient telehealth company providing a high-quality, cost-effective, and convenient way to access comprehensive, virtual and in-home healthcare. The Company believes the traditional model of visiting a doctor’s office, traveling to a retail pharmacy, and returning for follow-up care or prescription refills is complex, inefficient, and costly, which discourages many individuals from seeking medical care. The Company is improving the delivery of the healthcare experience through telehealth with our proprietary technology platform, affiliated and dedicated provider network, broad and expanding treatment capabilities, and the unique ability to nurture patient relationships. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including virtual medical care, weight loss, sexual health, hormone replacement therapy, hair loss and other conditions.

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

With its first brand, ShapiroMD, the Company has built a full line of proprietary OTC products for male and female hair loss including Food and Drug Administration (“FDA”) approved OTC minoxidil and an FDA-cleared medical device and a personalized telehealth platform offering that gives consumers access to virtual medical treatment from their providers and, when appropriate, a full line of oral and topical prescription medications for hair loss. The Company’s men’s brand, RexMD, currently offers access to virtual medical treatment for a variety of men’s health needs, including erectile dysfunction, premature ejaculation and hair loss.

In the first quarter of 2022, the Company launched our virtual primary care offering under the LifeMD brand, LifeMD Primary Care. This offering provides patients with access to a affiliated high-quality providers for their urgent care and chronic care needs.

In April 2023, we launched our rapidly growing GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work, and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate.

Business and Subsidiary History

In June 2018, the Company closed the strategic acquisition of 51% of WorkSimpli. As a result of various ownership restructurings, the Company’s ownership interest in WorkSimpli is 73.3% as of December 31, 2024. See Note 8 for additional information.

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

In February 2022, WorkSimpli closed on an Asset Purchase Agreement (the “ResumeBuild APA”) with East Fusion FZCO, a Dubai, UAE corporation (the “Seller”), whereby WorkSimpli acquired substantially all of the assets associated with the Seller’s business, offering subscription-based resume building software through software as a service online platforms (the “Acquisition”). WorkSimpli paid $4.0 million to the Seller upon closing. The Seller is also entitled to a minimum of $500 thousand to be paid out in quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of December 31, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. WorkSimpli borrowed the purchase price from the Company pursuant to a promissory note with the obligation secured by an equity purchase guarantee agreement and a stock option pledge agreement from Fitzpatrick Consulting, LLC and its sole member Sean Fitzpatrick, who is Co-Founder and President of WorkSimpli (See Note 3). As of December 31, 2024, there is no remaining balance outstanding related to the promissory note.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), LifeMD Pharmacy Holdings LLC, an affiliated limited liability company, (“LifeMD Pharmacy”) and our majority-owned subsidiary, WorkSimpli. The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity Evaluation

As of December 31, 2024, the Company has an accumulated deficit approximating $236.3 million and has experienced significant losses from its operations. The Company is showing significant positive revenue trends and expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of December 31, 2024, there was $19.0 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

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

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of December 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

As of March 7, 2025, the Company has a current cash balance of approximately $27.2 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the year ended December 31, 2024, (3) cash on hand of $35.0 million as of December 31, 2024, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as already evidenced by the Medifast Collaboration and Medifast Private Placement noted above.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, LifeMD Pharmacy, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli and, as a result, the Company’s ownership interest in WorkSimpli increased to 74.1%. Effective June 30, 2023, an option agreement was exercised which further restructured the ownership of WorkSimpli. As a result, the Company’s ownership interest in WorkSimpli decreased to 73.3%. See Note 8 for additional information.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company maintains deposits in financial institutions that may, at times, exceed amounts guaranteed by the Federal Deposit Insurance Corporation. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We have never experienced any losses related to these balances.

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

Total net loss for LifeMD PC was approximately $13.8 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively. Total assets and liabilities for the LifeMD PC were approximately $6 thousand and $378 thousand, respectively, as of December 31, 2024 and $0 and $72 thousand, respectively, as of December 31, 2023.

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

For the Company’s product-based contracts with customers, the Company has determined that there is one performance obligation, which is the delivery of the product; this performance obligation is transferred at a discrete point in time. The Company generally records sales of finished products once the customer places and pays for the order, with the product being simultaneously shipped by a third-party fulfillment service provider. In all cases, delivery is considered to have occurred when the customer obtains control, which is usually commensurate upon shipment of the product. In the case where product is not simultaneously shipped when the customer places and pays for the order, recognition of revenue is deferred until time of shipment. In the case of its product-based contracts, the Company provides a subscription sensitive service based on the recurring shipment of products. The Company records the related revenue at the time it fulfills the shipment obligation to the customer.

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

For its telehealth contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The majority of the Company’s subscriptions are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation relative to the total expected inputs to satisfy the performance obligation. The Company uses time elapsed as the input. The measure used provides a faithful depiction of the transfer of goods or services to the subscribers. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers. The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is delivered over time and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services. Revenue related to contracts with multiple performance obligations is not material for the year ended December 31, 2024.

Additionally, to fulfill its promise to customers for contracts that include the sale of prescription products, the Company maintains relationships with certain third-party pharmacies, which are licensed mail order pharmacies providing prescription fulfillment to the Company’s customers. The third-party pharmacies fill prescription orders for customers who have received a prescription from a LifeMD PC provider. The Company may account for prescription product revenue as the principal or agent in the arrangement with its customers depending on the agreement with the related third-party pharmacy. The following factors are evaluated to determine if the Company acts as principal or agent in the arrangement: (i) whether the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) whether the Company obtains control of the product; (iii) whether the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) whether the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) whether the Company sets all listed prices for the prescription products. Based on evaluation of these factors, the Company accounts for prescription product revenue as the agent in the arrangement with its largest third-party pharmacy provider.

Customer discounts, returns and rebates on telehealth revenues approximated $3.7 million and $2.1 million, respectively, during the years ended December 31, 2024 and 2023.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a multi-month subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has determined that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or multi-month subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the contract price is fixed and determinable at the contract initiation. Monthly and multi-month subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $3.6 million and $3.3 million, respectively, during the years ended December 31, 2024 and 2023.

As noted above, on December 11, 2023, the Company entered into the Medifast Collaboration. Pursuant to certain agreements between the parties, Medifast agreed to pay to the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024. The Company determined the transaction price totalled $10 million, which was fully collected as of December 31, 2024. The Company has allocated the total $10 million initial transaction price to three distinct performance obligations. As the Company completed its first performance obligation related to this agreement, the $5 million payment was fully recognized during the year ended December 31, 2023. The Company recognized approximately $2 million related to the second performance obligation during the three months ended March 31, 2024, and approximately $3 million related to the second and third performance obligations during the three months ended June 30, 2024.

For the years ended December 31, 2024 and 2023, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2024	%	2023	%

Telehealth product revenue	$83,423,428	40%	$88,886,664	58%
Telehealth subscription revenue	70,015,203	33%	4,266,255	3%
WorkSimpli revenue	54,015,207	25%	54,394,087	36%
Medifast collaboration revenue	5,000,000	2%	5,000,000	3%
Total net revenue	$212,453,838	100%	$152,547,006	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of December 31, 2024 and 2023, the Company has accrued contract liabilities, as deferred revenue, of approximately $14.5 million and $8.8 million, respectively, which represent the following: (1) $10.1 million and $4.2 million as of December 31, 2024 and 2023, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers, (2) $1.9 million and $2.1 million as of December 31, 2024 and 2023, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.5 million and $2.5 million as of December 31, 2024 and 2023, respectively, related to obligations on WorkSimpli in-process monthly or multi-month contracts with customers.

Deferred revenue increased by $5.7 million to $14.5 million as of December 31, 2024 compared to $8.8 million as of December 31, 2023. The increase is primarily due to the increase in telehealth monthly and multi-month subscription revenue the year ended December 31, 2024 compared to the year ended December 31, 2023. The amount of revenue recognized during the year ended December 31, 2024, that was included in the deferred revenue balance as of December 31, 2023, was $7.6 million.

The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024 as revenue by December 31, 2025.

The following table summarizes deferred revenue activities for the periods presented:

	Year Ended December 31,
	2024	2023
Beginning of period	$8,828,598	$5,547,506
Additions	214,304,407	58,319,435
Revenue recognized	(208,652,088)	(55,038,343)
End of period	$14,480,917	$8,828,598

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the consolidated balance sheets.

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2024 and 2023, the reserve for sales returns and allowances was approximately $894 thousand and $528 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the consolidated balance sheets.

The Company’s accounts receivable balances are as follows for each of the periods presented:

	Year Ended December 31,
	2024	2023
Beginning of period	$5,277,250	$2,834,750
End of period	$8,217,813	$5,277,250

Inventory

As of December 31, 2024 and 2023, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of December 31, 2024 and 2023, the Company recorded an inventory reserve of $263 thousand and $356 thousand, respectively.

As of December 31, 2024 and 2023, the Company’s inventory consisted of the following:

	December 31,
	2024	2023

Finished goods	$1,554,600	$1,898,784
Raw materials and packaging components	1,506,078	1,216,833
Inventory reserve	(263,320)	(355,685)
Total inventory, net	$2,797,358	$2,759,932

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2024 and 2023, the Company has approximately $41 thousand and $486 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2024, the Company approximates its implicit purchase commitments to be approximately $479 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2024 and 2023, the Company capitalized a net amount of $13.8 million and $11.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our consolidated statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared trade name, (4) Cleared developed technology, (5) a purchased license and (6) four purchased domain names. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset which typically range from one year to ten years.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2024 and 2023, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli files a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2021, remain open to audit by all related taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2024	2023

RSUs and RSAs	3,157,706	3,556,375
Stock options	1,288,000	2,336,222
Warrants	1,743,730	4,730,607
Convertible long-term debt	671,141	671,141
Potentially dilutive securities	6,860,577	11,294,345

Segment Data

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. We believe our current segments and brands within our segments complement one another and position us well for future growth. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance. Other factors, including type of business, revenue recognition and operating results are reviewed in determining the Company’s operating segments.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the face amount of notes payable and long-term debt approximate fair value for all periods presented.

Concentrations of Risk

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company, at times, maintains balances in various operating accounts in excess of federally insured limits. We are dependent on certain third-party manufacturers and pharmacies, although we believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of December 31, 2024, we utilized five (5) suppliers for fulfillment services. As of December 31, 2023, we utilized three (3) suppliers for fulfillment services, nine (9) suppliers for manufacturing finished goods, seven (7) suppliers for packaging, bottling, and labeling, and five (5) suppliers for prescription medications.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company’s annual period beginning on January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted this guidance in the fourth quarter of 2024. Refer to Note 13 for additional information.

Other Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have to its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

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

In February 2022, WorkSimpli closed on the ResumeBuild APA to purchase the related intangible assets associated with the ResumeBuild brand, a subscription-based resume building software. The acquisition further adds to the capabilities of the WorkSimpli software as a service application. The purchase price was $4.5 million, including cash paid upfront of $4.0 million and contingent consideration of $500 thousand. In accordance with ASC 805, Business Combinations, the Company accounted for the ResumeBuild APA as an acquisition of assets as substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset. Additionally, the Seller is entitled to quarterly payments equal to the greater of 15% of net profits (as defined in the ResumeBuild APA) or approximately $63 thousand, for a two-year period ending on the two-year anniversary of the closing of the Acquisition. As of December 31, 2024, WorkSimpli has paid the Seller $500 thousand in accordance with the ResumeBuild APA. The Company estimated the fair value of the contingent consideration using the income approach.

NOTE 4 –INTANGIBLE ASSETS

As of December 31, 2024 and 2023, the Company has the following amounts related to amortizable intangible assets:

	December 31,		Amortizable
	2024	2023	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	175,397	171,599	3 years
Less: accumulated amortization	(3,997,840)	(3,015,435)
Total net amortizable intangible assets	$2,030,656	$3,009,263

The aggregate amortization expense of the Company’s intangible assets was $982 thousand and $971 thousand for the years ended December 31, 2024 and 2023, respectively. Total amortization expense for 2025 is $978 thousand, $940 thousand for 2026, and approximately $113 thousand for 2027.

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2024 and 2023, the Company has the following amounts related to accrued expenses:

	December 31,
	2024	2023
Accrued selling and marketing expenses	$9,149,967	$5,198,123
Accrued compensation	5,106,989	3,003,007
Sales tax payable	2,267,447	2,501,035
Accrued dividends payable	776,563	776,563
Purchase price payable	-	641,042
Other accrued expenses	3,510,797	1,817,724
Total accrued expenses	$20,811,763	$13,937,494

NOTE 6 – NOTES PAYABLE

Working Capital Loans

During the year ended December 31, 2023, the Company financed a $348 thousand prepaid insurance policy under a 10-month financing agreement with Arthur J. Gallagher Risk Management Services, LLC. The terms of the agreement include finance fees in the amount of $13 thousand. As of December 31, 2024 and December 31, 2023, the outstanding balance was $0 and $217 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

In October 2022, the Company received proceeds of $976 thousand under a 12-month working capital loan with Amazon. The terms of the loan include interest in the amount of $62 thousand. As of December 31, 2024 and 2023, the outstanding balance was $0 and $111 thousand, respectively, and is included in notes payable, net, on the accompanying consolidated balance sheet.

Total interest expense on notes payable amounted to $7 thousand and $256 thousand for the years ended December 31, 2024 and 2023, respectively.

NOTE 7 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. As of December 31, 2024, there is $1 million in term loans remaining to be converted. The relative fair value of the Avenue Warrants was recorded to debt discount and is included as a reduction to long-term debt on the consolidated balance sheet as of December 31, 2024. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $402 thousand and $334 thousand for the years ended December 31, 2024 and 2023, respectively. The balance of debt discount was approximately $670 thousand as of December 31, 2024. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of December 31, 2024, the interest rate was 12.5%. Interest only payments were extended until May 2025. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

As of December 31, 2024, the Company will pay $8.4 million in 2025 and $10.6 million in 2026 in principal payments under the Avenue Facility.

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

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued. As of December 31, 2024, there was $19.0 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $2.7 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of December 31, 2024, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

Series A Preferred Stock

In September 2021, the Company entered into the Preferred Underwriting Agreement with B.Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its Series A Preferred Stock under the Preferred Stock Offering.

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

Dividends declared and paid on the Series A Preferred Stock during the year ended December 31, 2024 are as follows: (1) quarterly dividend declared on March 26, 2024 to holders of record as of April 5, 2024, which was paid on April 15, 2024, (2) quarterly dividend declared on June 25, 2024 to holders of record as of July 5, 2024 which was paid on July 15, 2024, (3) quarterly dividend declared on September 24, 2024 to holders of record as of October 4, 2024 which was paid on October 15, 2024, and (4) quarterly dividend declared on December 24, 2024 to holders of record as of January 3, 2025 and was paid on January 15, 2025.

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

Series B Convertible Preferred Stock

On August 27, 2020, the Secretary of State of the State of Delaware delivered confirmation of the effective filing of the Company’s Certificate of Designations of the Series B Convertible Preferred Stock, which established 5,000 shares of the Company’s Series B Preferred Stock, having such designations, rights and preferences as set forth therein (the “Series B Designations”). The holders of Series B Preferred Stock rank senior to the Common Stock with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of stockholders or by written consent). In addition, as further described in the Series B Designations, if at least 30% of the number of shares of Series B Preferred Stock are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the purchasers holding a majority of the shares of Series B Preferred Stock then outstanding.

Options and Warrants

During the year ended December 31, 2024, the Company issued an aggregate of 512,777 shares of common stock related to the cashless exercise of options.

During the year ended December 31, 2024, the Company issued an aggregate of 1,630,458 shares of common stock related to the cashless exercise of warrants.

During the year ended December 31, 2024, the Company issued an aggregate of 86,250 shares of common stock related to the exercise of options for total proceeds of approximately $120 thousand.

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

Common Stock

Common Stock Transactions During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company issued an aggregate of 1,609,960 shares of common stock for service, including vested restricted stock.

On February 4, 2023, the Company entered into the Cleared First Amendment between the Company and the sellers of Cleared. The Cleared Stock Purchase Agreement was amended to, among other things change the timing of the payment of the purchase price to $460 thousand paid at closing (which has already been paid by the Company), with the remaining amount to be paid in five quarterly installments beginning on or before February 6, 2023 and ending January 15, 2024. The Company issued the following shares of common stock to the sellers of Cleared under the Cleared First Amendment: (1) 337,895 shares on February 6, 2023, (2) 455,319 shares on April 17, 2023, (3) 158,129 shares on July 17, 2023, (4) 117,583 shares on October 17, 2023 and (5) 95,821 shares on January 16, 2024. The fair value of the stock issuance under the Cleared First Amendment during the year ended December 31, 2024 was $642 thousand.

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

WorkSimpli Software Restructuring Transaction (“WSS Restructuring”)

Effective January 22, 2021 (the “WSS Effective Date”), the Company consummated the WSS Restructuring. To effect the WSS Restructuring, the Company’s wholly-owned subsidiary at the time, Conversion Labs PR (or subsequently “LifeMD PR”), entered into a series of membership interest exchange agreements, pursuant to which, Conversion Labs PR exchanged a promissory note, dated May 8, 2019 with an outstanding balance of $376 thousand (the “CVLB PR Note”), issued by WSS in favor of Conversion Labs PR, for 37,531 newly issued membership interests of WSS (the “Exchange”). Upon consummation of the Exchange the CVLB PR Note was extinguished. Concurrently, in furtherance of the WSS Restructuring, Conversion Labs PR entered into certain Membership Interest Purchase Agreements whereby Conversion Labs PR purchased membership interests of WSS. Following the consummation of the WSS Restructuring, Conversion Labs PR increased its ownership of WSS from 51% to approximately 85.58% on a fully diluted basis.

Additionally, Conversion Labs PR entered into option agreements with Sean Fitzpatrick (the “Fitzpatrick Option Agreement”) and Varun Pathak (the “Pathak Option Agreement” together with Fitzpatrick Option Agreement the “Option Agreements”), pursuant to which Conversion Labs PR granted options to purchase membership interest units of WSS. On September 30, 2022, Sean Fitzpatrick and Varun Pathak exercised their options to purchase 10,300 and 2,100 membership interest units, respectively, of WorkSimpli for an exercise price of $1.00 per membership interest unit under the Option Agreements.

WorkSimpli Software Capitalization Update

Effective March 31, 2023, the Company redeemed 500 membership interest units in WorkSimpli. Following the retirement, the Company’s ownership interest in WorkSimpli increased to 74.1%. On June 30, 2023, WorkSimpli’s Chief Operating Officer, exercised her option agreement (the “WorkSimpli COO Option Agreement”) to purchase 889 membership interest units of WorkSimpli for an exercise price of $1.00 per membership interest unit. Following the exercise of the WorkSimpli COO Option Agreement, the Company decreased its ownership interest in WorkSimpli from 74.1% to 73.3%.

Non-controlling Interest

Net income attributed to non-controlling interest amounted to $153 thousand and $2.8 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company paid distributions to non-controlling shareholders of $774 thousand and $144 thousand, respectively.

On March 31, 2024, WorkSimpli declared a cash distribution in the amount of $11.20 per membership interest unit to all unit holders of record as of March 31, 2024 and was paid on April 10, 2024. On July 1, 2024, WorkSimpli declared a cash distribution in the amount of $9.05 per membership interest unit to all unit holders of record as of June 30, 2024 and was paid on July 1, 2024. On November 15, 2024, WorkSimpli declared a cash distribution in the amount of $5.66 per membership interest unit to all unit holders of record as of November 1, 2024 and was paid on November 18, 2024. The total of these distributions was $630 thousand and is included in distributions to non-controlling interest within the statement of stockholders’ deficit for the year ended December 31, 2024.

On June 30, 2023, WorkSimpli declared a cash distribution in the amount of $22.40 per membership interest unit to all unit holders of record as of June 30, 2023 and was paid on July 3, 2023. On July 31, 2023, WorkSimpli declared a cash distribution in the amount of $11.20 per membership interest unit to all unit holders of record as of July 28, 2023 and was paid on August 1, 2023. On August 31, 2023, WorkSimpli declared a cash distribution in the amount of $16.80 per membership interest unit to all unit holders of record as of August 30, 2023 and was paid on September 1, 2023. On September 30, 2023, WorkSimpli declared a cash distribution in the amount of $14.00 per membership interest unit to all unit holders of record as of September 30, 2023 and was paid on October 5, 2023. On October 31, 2023, WorkSimpli declared a cash distribution in the amount of $11.20 per membership interest unit to all unit holders of record as of October 31, 2023 and was paid on November 8, 2023. On December 31, 2023, WorkSimpli declared a cash distribution in the amount of $13.44 per membership interest unit to all unit holders of record as of January 5, 2024 and was paid on January 5, 2024. The total of these distributions was $2.1 million and is included in within general and administrative expenses for the year ended December 31, 2023.

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

As of December 31, 2024, the Amended 2020 Plan provided for the issuance of up to 8,100,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 1,940,844 shares as of December 31, 2024.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 plan. The following is a summary of outstanding options activity under our Amended 2020 Plan:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance, December 31, 2022	1,784,587	$2.30 – 21.02	6.95 years	$9.54
Granted	109,500	1.84 – 7.44	3.86 years	3.50
Exercised	(37,500)	2.52	2.70 years	2.52
Cancelled/Forfeited/Expired	(1,129,698)	2.30 – 21.02	6.62 years	10.12
Balance at December 31, 2023	726,889	$1.84 – 13.74	4.93 years	$8.08
Granted	-	-	-	-
Exercised	(172,222)	6.00 – 7.50	5.86 years	6.44
Cancelled/Forfeited/Expired	(39,000)	7.44 – 13.74	5.74 years	12.77
Balance at December 31, 2024	515,667	$1.84 – 13.74	4.81 years	$8.28

Exercisable at December 31, 2023	604,758	$1.84 – 13.74	6.23 years	$8.44
Exercisable at December 31, 2024	504,787	$1.84 – 13.74	4.84 years	$8.39

Total compensation expense under the Amended 2020 Plan options above was $1.2 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively, with unamortized expense remaining of $30 thousand as of December 31, 2024. During the year ended December 31, 2024, 172,222 options were exercised on a cashless basis, which resulted in 62,781 shares issued. As of December 31, 2024, the aggregate intrinsic value of vested service-based options outstanding was $200 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of the Amended 2020 Plan above):

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2022	1,439,333	$1.00 – 19.61	5.63 years	$6.11
Granted	140,000	1.00 – 2.00	1.94 years	1.71
Exercised	(120,000)	1.00 – 1.50	4.34 years	1.33
Cancelled/Forfeited/Expired	(335,000)	1.25 – 19.61	3.90 years	14.09
Balance at December 31, 2023	1,124,333	$1.00 – 11.98	4.60 years	$3.69
Granted	-	-	-	-
Exercised	(232,000)	1.00 – 6.25	2.55 years	2.19
Cancelled/Forfeited/Expired	(210,000)	1.40 – 7.73	2.78 years	2.73
Balance at December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06

Exercisable December 31, 2023	1,090,083	$1.00 – 11.98	4.62 years	$3.66
Exercisable at December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06

Total compensation expense under the above service-based option plan was $291 thousand and $1.7 million for the years ended December 31, 2024 and 2023, respectively, with no unamortized expense remaining as of December 31, 2024. Of the total service-based options exercised during the year ended December 31, 2024, 170,750 options were exercised on a cashless basis, which resulted in 134,302 shares issued and 61,250 options were exercised for cash. As of December 31, 2024, aggregate intrinsic value of vested service-based options outstanding was $1.1 million.

The following is a summary of outstanding performance-based options activity:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share

Balance at December 31, 2022	535,000	$1.25 – 2.50	4.59 years	$1.60
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(50,000)	2.00	-	2.00
Balance at December 31, 2023	485,000	$1.25 – 2.50	4.13 years	$1.56
Granted	-	-	-	-
Exercised	(395,000)	1.50 – 2.00	3.31 years	1.53
Cancelled/Forfeited/Expired	-	-	-	-
Balance at December 31, 2024	90,000	$1.25 – 2.50	2.30 years	$1.69

Exercisable December 31, 2023	420,000	$1.50 – 2.50	4.20 years	$1.56
Exercisable at December 31, 2024	25,000	$1.75 – 2.50	1.40 years	$2.05

No compensation expense was recognized on the performance-based options above for the years ended December 31, 2024 and 2023. As of December 31, 2024, aggregate intrinsic value of vested performance options outstanding was $73 thousand. Of the total performance-based options exercised during the year ended December 31, 2024, 370,000 options were exercised on a cashless basis, which resulted in 315,694 shares issued and 25,000 options were exercised for cash.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan:

RSUs and RSAs Outstanding Number of Shares
Balance at December 31, 2022	1,028,250
Granted	3,625,750
Vested	(674,625)
Forfeited	(785,000)
Balance at December 31, 2023	3,194,375
Granted	1,759,767
Vested	(1,454,198)
Forfeited	(450,000)
Balance at December 31, 2024	3,049,944

The total fair value of the 1,759,767 RSUs and RSAs granted was $12.3 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above Amended 2020 Plan RSUs and RSAs was $9.9 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively, with unamortized expense remaining of $7.1 million as of December 31, 2024. During the year ended December 31, 2024, 1,454,198 RSUs and RSAs vested, of which 1,359,960 RSUs and RSAs were issued.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan):

RSUs and RSAs Outstanding Number of Shares
Balance at December 31, 2022	715,000
Granted	725,000
Vested	(390,000)
Cancelled/Forfeited	(500,000)
Balance at December 31, 2023	550,000
Granted	-
Vested	(250,000)
Balance at December 31, 2024	300,000

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $809 thousand and $885 thousand for the years ended December 31, 2024 and 2023, respectively, with no unamortized expense remaining as of December 31, 2024. During the year ended December 31, 2024, 250,000 RSUs and RSAs vested, of which 250,000 RSUs and RSAs were issued.

Warrants

The following is a summary of outstanding and exercisable warrant activity:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2022	3,859,638	$1.40 – 12.00	4.89 years	$5.60
Granted	967,742	1.24	4.22 years	1.24
Exercised	(96,773)	1.24	4.22 years	1.24
Cancelled/Forfeited/Expired	-
Balance at December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.81
Granted	-	-	-	-
Exercised	(2,986,877)	1.40 – 5.75	3.13 years	4.90
Cancelled/Forfeited/Expired	-	-	-	-
Balance at December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.65

Exercisable December 31, 2023	4,730,607	$1.24 – 12.00	3.95 years	$4.80
Exercisable December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.63

Total compensation expense for warrants granted prior to the year ended December 31, 2023 was $0 and $18 thousand for the years ended December 31, 2024 and 2023, respectively, with no unamortized expense remaining as of December 31, 2024. No stock-based compensation expense on the warrants granted during the year ended December 31, 2023 was recorded as the warrants are amortized through debt discount (see Note 7). During the year ended December 31, 2024, 2,986,877 warrants were exercised on a cashless basis, which resulted in 1,630,458 shares issued. As of December 31, 2024, aggregate intrinsic value of vested warrants outstanding was $4.1 million.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to $12.2 million and $12.5 million for the years ended December 31, 2024 and 2023, respectively. Such amounts are included in general and administrative expenses in the consolidated statements of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs, and RSAs was $7.1 million as of December 31, 2024, which is expected to be recognized through 2027.

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2024:

Right-of-use assets	$6,400,596
Current operating lease liabilities	$508,537
Noncurrent operating lease liabilities	$6,265,192

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2024:

Fiscal year 2025	$1,109,302
Fiscal year 2026	1,339,435
Fiscal year 2027	1,231,623
Fiscal year 2028	931,879
Fiscal year 2029	772,833
Thereafter	5,676,825
Less: imputed interest	(4,288,168)
Present value of operating lease liabilities	$6,773,729

Operating lease expenses were $1.2 million and $861 thousand for the years ended December 31, 2024 and 2023, respectively, and were included in other operating expenses in our consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	December 31,
	2024	2023
Cash paid for operating lease liabilities	$831,260	$897,883
Weighted average remaining lease term in years	10.39	2.18
Weighted average discount rate	10.96%	7.17%

We have elected to apply the short-term lease exception to the warehouse and fulfillment center spaces we leased in Columbia, Pennsylvania and Lancaster, Pennsylvania for which the leases expired in 2024. These leases had a term of less than 12 months and were not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Straight-line lease payments are approximately $2 thousand and $3 thousand per month, for Columbia, Pennsylvania and Lancaster, Pennsylvania, respectively. Additionally, the Company utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

During 2016, Conversion Labs PR entered into a sole and exclusive license, royalty and advisory agreement with Pilaris Laboratories, LLC (“Pilaris”) relating to Pilaris’ PilarisMax shampoo formulation and conditioner. The term of the agreement will be the life of the US Patent held by Pilaris, ten years. As consideration for granting Conversion Labs PR this license, Pilaris will receive on quarterly basis, 10% of the net income collected by the licensed products based on the following formula: Net Income = total income – cost of goods sold – advertising and operating expenses directly related to the marketing of the licensed products. As of December 31, 2024 and 2023, approximately $0 and $5 thousand, respectively, was included in accrued expenses in regard to this agreement. The Company paid Pilaris approximately $5 thousand and $138 thousand during the years ended December 31, 2024 and 2023, respectively, in regard to this agreement.

During 2018, the Company entered into a license agreement (the “Alphabet Agreement”) with M.ALPHABET, LLC (“Alphabet”), pursuant to which Alphabet agreed to license its PURPUREX business which consists of methods and compositions developed by Alphabet for the treatment of purpura, bruising, post-procedural bruising, and traumatic bruising (the “Product Line”). Pursuant to the license granted under the Alphabet Agreement, Conversion Labs PR obtains an exclusive license to incorporate (i) any intellectual property rights related to the Product Line and (ii) all designs, drawings, formulas, chemical compositions and specifications used or useable in the Product Line into one or more products manufactured, sold, and/or distributed by Alphabet for the treatment of purpura, bruising, post-procedural bruising and traumatic bruising and for all other fields of use or purposes (the “Licensed Product(s)”), and to make, have made, advertise, promote, market, sell, import, export, use, offer to sell, and distribute the Licensed Product(s) throughout the world with the exception of China, Hong Kong, Japan, and Australia (the “License”). The Company shall pay Alphabet a royalty equal to 13% of Gross Receipts (as defined in the Agreement) realized from the sales of Licensed Products. No amounts were earned or owed as of December 31, 2024.

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

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2024, the Company approximates its implicit purchase commitments to be approximately $479 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2024, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On August 23, 2023, a purported putative class action complaint captioned Marden v. LifeMD, Inc., Case No. 23-cv-07469, was filed in the United States District Court for the Southern District of New York (the “Marden Complaint”) against the Company’s RexMD brand. The Marden Complaint alleges, inter alia, unauthorized disclosure of certain information of class members to third parties. On November 21, 2023, the plaintiffs amended the Marden Complaint. On March 4, 2024, the Company moved to dismiss the Marden Complaint, and that motion is pending. On July 12, 2024, the parties attended a mediation. On November 1, 2024, the plaintiffs filed a notice of voluntary dismissal of the Southern District of New York case. On November 25, 2024, the plaintiffs refiled the case via a new complaint captioned W.M.F. & Matthew Marden v. LifeMD, Inc., Case No. A-24-906800-C, in the District Court of Clark County, Nevada. The results of legal proceedings are inherently uncertain, and the best estimate of cost is reflected in the Company’s financial results.

On September 5, 2023, the Internal Revenue Service (the “IRS”) issued a notice of deficiency to the Company in which the IRS asserted an income tax deficiency of approximately $1.9 million for the Company’s tax year ending December 31, 2019. The Company timely filed a petition in the United States Tax Court disputing all of the proposed tax deficiency. The case was subsequently transferred to the Appeals Division of the IRS. Upon review of the amended return, IRS Appeals agreed to accept the amended return as filed, which resolves all of the issues asserted in the notice of deficiency. The Company is in the process of finalizing the steps with the IRS to agree upon a decision document that will be filed by the Tax Court and will resolve all issues in the case in the Company’s favor.

NOTE 11 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the years ended December 31, 2024 and 2023, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of $3.6 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively, for these services. The Company owed CloudBoson $56 thousand and $226 thousand as of December 31, 2024 and 2023, respectively.

Legal Services

During the years ended December 31, 2024 and 2023, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which an immediate family member of Robert Jindal, one of the Company’s former directors, is the Company’s relationship partner, to provide legal services. The Company paid King & Spalding a total of approximately $830 thousand and $12 thousand during the years ended December 31, 2024 and 2023, respectively. The Company owed King & Spalding $0 as of December 31, 2024 and $48 thousand as of December 31, 2023.

Director Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 250,000 restricted shares of common stock, with a fair value of $525 thousand, related to this agreement during the year ended December 31, 2024.

On June 14, 2023, Robert Jindal, a former member of the Board of the Company, entered into a consulting services agreement (the “Jindal Consulting Agreement”) with the Company, pursuant to which Mr. Jindal provides certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 112,500 restricted shares of common stock, with a fair value of $335 thousand, related to the Jindal Consulting Agreement during the year ended December 31, 2024. On July 17, 2024, Mr. Jindal entered into the First Amendment to the Jindal Consulting Services Agreement with the Company (the “Jindal First Amendment”), pursuant to which the Company issued 24,835 restricted shares of common stock, with a fair value of $168 thousand, all of which vested on September 14, 2024.

On June 14, 2023, Naveen Bhatia, a former member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 restricted shares of common stock, with a fair value of $168 thousand, related to this agreement during the year ended December 31, 2024.

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

Patient Care Director

Stacey Roberts, spouse of former Chief Operating Officer, Brad Roberts, was previously employed by the Company as Patient Care Director. The Company paid Ms. Roberts a total of approximately $85 thousand and $117 thousand during the years ended December 31, 2024 and 2023, respectively.

NOTE 12 – INCOME TAXES

As of December 31, 2024, the Company has approximately $102.8 million of operating loss carryforwards for federal income tax reporting purposes that may be applied against future taxable income. All remaining net operating loss carryforwards were generated after 2017 and can be carried forward indefinitely. The net operating loss carryforwards could be subject to limitation in any given year in the event of a change in ownership as defined by Internal Revenue Code Section 382.

The valuation allowance overall increased by approximately $4.8 million and $5.4 million during the years ended December 31, 2024 and 2023, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The income tax provision charged to continuing operations for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Current:
U.S. federal	$144,000	$-
State and local	196,000	111,000
Foreign	62,000	317,000
	402,000	428,000
Deferred:
U.S. federal	-	-
State and local	-	-
Foreign	-	-
	-	-
Provision for income taxes	$402,000	$428,000

The provision for income taxes differs from the expected amount of income tax benefit determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended December 31, 2024 and 2023 as follows:

	December 31,
	2024	2023
Computed “expected” tax benefit	$(3,848,000)	$(1,951,000)
Increase (decrease) in income taxes resulting from:
State taxes	(397,000)	(440,000)
Permanent differences	56,000	71,000
Apportionment of Puerto Rico income	(13,000)	(133,000)
Nondeductible expenses	-	-
GILTI, net of 250 deduction	69,000	1,855,000
Dividends received deduction	-	(1,224,000)
Change in valuation allowance	4,846,000	5,361,000
Rate differential	(108,000)	(2,125,000)
Deferred true up	(358,000)	(515,000)
Other	155,000	(471,000)
Provision for income taxes	$402,000	$428,000

Net deferred tax liabilities consist of the following components as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Stock-based compensation	17,981,000	15,100,000
Sec 174 – software development	915,000	298,000
Accrued compensation	976,000	521,000
Operating lease liabilities	1,569,000	145,000
Business interest limitation	1,324,000	1,044,000
Other	1,026,000	957,000
Net operating loss carryforwards	23,634,000	23,057,000
	47,425,000	41,122,000
Deferred tax liabilities:
Right of use assets	(1,478,000)	(125,000)
Depreciation	(181,000)	(77,000)
	(1,659,000)	(202,000)
Less valuation allowance	(45,766,000)	(40,920,000)
	$-	$-

NOTE 13 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. Our CODM, is our Chief Executive Officer. The CODM uses segment operating income or loss to determine segment profitability in order to assess performance and allocate resources for the Company’s operating segments based on monitoring of budgeted versus actual results.

Relevant segment data as of December 31, 2024 and December 31, 2023 is as follows:

	Year Ended December 31, 2024
	Telehealth	WorkSimpli	Consolidated
Revenue, net	$158,438,631	$54,015,207	$212,453,838
Cost of revenue	21,440,799	2,627,680	24,068,479
Gross profit	136,997,832	51,387,527	188,385,359
Significant Segment Expenses:
Selling and marketing expenses	70,102,961	32,917,064	103,020,025
Payroll expenses	30,486,701	3,015,136	33,501,837
Merchant processing fees	7,188,539	3,245,429	10,433,968
Other general and administrative expenses	27,582,905	8,264,986	35,847,891
Other segment items(1)	18,424,159	3,302,160	21,726,319
Segment operating (loss) income	$(16,787,433)	$642,752	$(16,144,681)
Interest expense, net	(2,175,405)	(6,412)	(2,181,817)
(Loss) income from operations before income taxes	$(18,962,838)	$636,340	$(18,326,498)

	Year Ended December 31, 2023
	Telehealth	WorkSimpli	Consolidated
Revenue, net	$98,152,919	$54,394,087	$152,547,006
Cost of revenue	17,480,533	1,419,931	18,900,464
Gross profit	80,672,386	52,974,156	133,646,542
Significant Segment Expenses:
Selling and marketing expenses	48,589,567	27,861,899	76,451,466
Payroll expenses	19,370,268	1,986,775	21,357,043
Merchant processing fees	3,054,336	3,551,247	6,605,583
Other general and administrative expenses	18,140,721	6,491,433	24,632,154
Other segment items(1)	16,778,515	2,311,054	19,089,569
Segment operating (loss) income	$(25,261,021)	$10,771,748	$(14,489,273)
Interest expense, net	(2,591,416)	(5,170)	(2,596,586)
Loss on debt extinguishment	(325,198)	-	(325,198)
(Loss) income from operations before income taxes	$(28,177,635)	$10,766,578	$(17,411,057)

(1)	Other segment items include stock-based compensation and depreciation and amortization. Stock-based compensation expense for our Telehealth segment was $12.2 million and $12.5 million for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization for our Telehealth segment was $6.2 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively, and for our WorkSimpli segment was $3.3 million and $2.3 million, respectively.

	December 31,
Total Assets	2024	2023
Telehealth	$62,340,390	$48,126,006
WorkSimpli	10,119,636	10,354,703
Consolidated	$72,460,026	$58,480,709

Total expenditures for purchases of capitalized software, equipment, and intangible assets, which are reported on the Company’s consolidated statements of cash flows totaled $8.2 million and $5.4 million for our Telehealth segment during the years ended December 31, 2024 and 2023, respectively, and $3.3 million and $3.3 million for our WorkSimpli segment during the years ended December 31, 2024 and 2023, respectively.

International net revenues totaled $14.9 million and $14.0 million for the years ended December 31, 2024 and 2023, respectively, and relate to our WorkSimpli segment.

NOTE 14 – SUBSEQUENT EVENTS

Stock Issued for Service

In January and February 2025, the Company issued 831,238 shares of common stock related to vested RSUs and RSAs with a total fair value of $4.1 million.

Cashless Exercise of Stock Options

In February 2025, the Company issued an aggregate of 56,139 shares of common stock related to the cashless exercise of 95,000 stock options.

LillyDirect Pharmacy Agreement

On March 6, 2025, the Company announced its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to offer streamlined access of single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide) to the Company’s eligible patients.

