Form 10-Q
period 2025-03-31
LifeMD, Inc.
filed 2025-05-06
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 5, 2025, there were 45,447,604 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$34,393,410	$35,004,924
Accounts receivable, net	10,192,774	8,217,813
Product deposit	191,840	40,763
Inventory, net	2,967,697	2,797,358
Other current assets	2,227,200	2,672,231
Total Current Assets	49,972,921	48,733,089
Non-current Assets
Equipment, net	1,438,829	1,479,184
Right of use assets	6,104,863	6,400,596
Capitalized software, net	14,311,592	13,816,501
Intangible assets, net	1,786,128	2,030,656
Total Non-current Assets	23,641,412	23,726,937
Total Assets	$73,614,333	$72,460,026
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$15,679,028	$16,009,484
Accrued expenses	18,503,380	20,811,763
Current operating lease liabilities	482,139	508,537
Current portion of long-term debt	11,611,111	8,444,444
Deferred revenue	14,625,902	14,480,917
Total Current Liabilities	60,901,560	60,255,145
Long-term Liabilities
Long-term debt, net	6,818,835	9,885,057
Noncurrent operating lease liabilities	6,186,692	6,265,192
Contingent consideration	100,000	100,000
Total Liabilities	74,007,087	76,505,394
Commitments and contingencies (Note 9)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding, liquidation value, $0 per share as of March 31, 2025 and December 31, 2024	-	-
Stockholders’ Deficit
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $25.55 per share as of March 31, 2025 and December 31, 2024	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 43,632,700 and 42,293,907 shares issued, 43,529,660 and 42,190,867 outstanding as of March 31, 2025 and December 31, 2024, respectively	436,327	422,939
Additional paid-in capital	233,043,479	230,508,339
Accumulated deficit	(235,644,977)	(236,253,218)
Treasury stock, 103,040, at cost, as of March 31, 2025 and December 31, 2024	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(2,328,732)	(5,485,501)
Non-controlling interest	1,935,978	1,440,133
Total Stockholders’ Deficit	(392,754)	(4,045,368)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$73,614,333	$72,460,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Telehealth revenue, net	$52,456,481	$30,841,402
WorkSimpli revenue, net	13,241,275	13,302,862
Total revenues, net	65,697,756	44,144,264
Cost of revenues
Cost of telehealth revenue	8,136,462	4,194,595
Cost of WorkSimpli revenue	507,254	405,582
Total cost of revenues	8,643,716	4,600,177
Gross profit	57,054,040	39,544,087

Expenses
Selling and marketing expenses	29,194,061	24,173,880
General and administrative expenses	17,055,669	15,305,732
Customer service expenses	3,071,494	1,848,041
Development costs	2,675,134	2,087,232
Other operating expenses	2,514,758	2,300,447
Total expenses	54,511,116	45,715,332
Operating income (loss)	2,542,924	(6,171,245)
Interest expense, net	(626,275)	(477,678)
Net income (loss)	1,916,649	(6,648,923)
Net income attributable to non-controlling interest	531,845	119,432
Net income (loss) attributable to LifeMD, Inc.	1,384,804	(6,768,355)
Preferred stock dividends	(776,563)	(776,563)
Net income (loss) attributable to LifeMD, Inc. common stockholders	$608,241	$(7,544,918)
Basic earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.19)
Diluted earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.19)
Weighted average number of common shares outstanding:
Basic	43,135,778	39,242,237
Diluted	45,580,311	39,242,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2024	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787	$5,566,159
Stock compensation expense	-	-	943,375	9,434	2,534,996	-	-	2,544,430	-	2,544,430
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	1,250	13	7,800	-	-	7,813		7,813
Cashless exercise of warrants	-	-	1,268,476	12,685	(12,685)	-	-	-	-	-
Cashless exercise of options	-	-	64,113	641	(641)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000	(36,000)
Net (loss) income	-	-	-	-	-	(6,768,355)	-	(6,768,355)	119,432	(6,648,923)
Balance, March 31, 2024	1,400,000	$140	40,731,676	$407,317	$220,721,095	$(221,810,154)	$(163,701)	$(845,303)	$2,144,219	$1,298,916

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(236,253,218)	$(163,701)	$(5,485,501)	$1,440,133	$(4,045,368)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of options	-	-	56,139	561	(561)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net income	-	-	-	-	-	1,384,804	-	1,384,804	531,845	1,916,649
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(235,644,977)	$(163,701)	$(2,328,732)	$1,935,978	$(392,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,916,649	$(6,648,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	100,444	100,444
Amortization of capitalized software	2,250,036	1,787,404
Amortization of intangibles	244,528	245,966
Accretion of consideration payable	-	13,644
Depreciation of fixed assets	162,566	65,915
Noncash operating lease expense	295,733	206,809
Stock compensation expense	2,548,528	2,544,430
Changes in Assets and Liabilities
Accounts receivable	(1,974,961)	(59,241)
Product deposit	(151,077)	196,912
Inventory	(170,339)	386,292
Other current assets	445,031	(364,227)
Operating lease liabilities	(104,897)	(203,944)
Deferred revenue	144,985	4,374,159
Accounts payable	(330,456)	1,310,177
Accrued expenses	(2,308,383)	1,246,342
Net cash provided by operating activities	3,068,387	5,202,159
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(2,745,127)	(2,014,673)
Purchase of equipment	(122,211)	(175,592)
Net cash used in investing activities	(2,867,338)	(2,190,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable, net of prepayment penalty	-	(211,690)
Cash proceeds from exercise of options	-	7,813
Preferred stock dividends	(776,563)	(776,563)
Contingent consideration payments for ResumeBuild acquisition	-	(31,250)
Distributions to non-controlling interest	(36,000)	(36,000)
Net cash used in financing activities	(812,563)	(1,047,690)
Net (decrease) increase in cash	(611,514)	1,964,204
Cash at beginning of period	35,004,924	33,146,725
Cash at end of period	$34,393,410	$35,110,929
Cash paid for interest
Cash paid during the period for interest	$593,750	$644,919
Non-cash investing and financing activities
Cashless exercise of options	$561	$641
Cashless exercise of warrants	$-	$12,685
Stock issued for noncontingent consideration payment	$-	$642,000
Right of use assets	$-	$1,285,926
Operating lease liabilities	$-	$1,285,926

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. In addition to LegalSimpli Software, LLC’s growth business model, this acquisition added deep search engine optimization and search engine marketing expertise to the Company. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli is 73.3%.

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

In the first quarter of 2022, the Company launched our virtual primary care offering under the LifeMD brand, LifeMD Primary Care. This offering provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs.

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

Liquidity Evaluation

As of March 31, 2025, the Company has an accumulated deficit approximating $235.6 million and has experienced significant losses from its operations. The Company is showing significant positive revenue trends and expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments (the “Avenue Warrants”). In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of March 31, 2025, there was $19 million outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

As of May 5, 2025, the Company has a current cash balance of approximately $24.5 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues, reduction in losses and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the three months ended March 31, 2025, (3) cash on hand of $34.4 million as of March 31, 2025, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as evidenced by the collaboration with Medifast, Inc. (“Medifast”) during the year ended December 31, 2024. The Company received $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

The Company also entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million, which was paid at the closing on December 12, 2023.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The unaudited condensed consolidated financial statements include the accounts of the Company, LifeMD Pharmacy, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest.

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

Total net loss for LifeMD PC was approximately $3.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. Total assets and liabilities for the LifeMD PC were approximately $7 thousand and $201 thousand, respectively, as of March 31, 2025 and $8 thousand and $380 thousand, respectively, as of December 31, 2024.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For its telehealth contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The majority of the Company’s subscriptions are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation relative to the total expected inputs to satisfy the performance obligation. The Company uses time elapsed as the input. The measure used provides a faithful depiction of the transfer of goods or services to the subscribers. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers. The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is delivered over time and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services. Revenue related to contracts with multiple performance obligations was $3.9 million for the three months ended March 31, 2025.

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

Customer discounts, returns and rebates on telehealth product revenues approximated $776 thousand and $991 thousand, respectively, during the three months ended March 31, 2025 and 2024, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a multi-month subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has determined that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or multi-month subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the contract price is fixed and determinable at the contract initiation. Monthly and multi-month subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $1.1 million and $766 thousand, respectively, during the three months ended March 31, 2025 and 2024, respectively.

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

The Company determined the transaction price totaled $10 million, which was fully collected as of December 31, 2024. The Company has allocated the total $10 million initial transaction price to three distinct performance obligations. As the Company completed its first performance obligation related to this agreement as of December 31, 2023, the $5 million payment was fully recognized during the year ended December 31, 2023. The Company recognized approximately $2 million related to the second performance obligation during the three months ended March 31, 2024, and approximately $3 million related to the second and third performance obligations during the three months ended June 30, 2024.

For the three months ended March 31, 2025 and 2024, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2025	%	2024	%
Telehealth subscription revenue	$30,089,964	46%	$7,607,788	17%
Telehealth product revenue	22,366,517	34%	21,264,864	48%
WorkSimpli revenue	13,241,275	20%	13,302,862	30%
Medifast collaboration revenue	-	-%	1,968,750	5%
Total revenues, net	$65,697,756	100%	$44,144,264	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of March 31, 2025 and December 31, 2024, the Company has accrued contract liabilities, as deferred revenue, of approximately $14.6 million and $14.5 million, respectively, which represent the following: (1) $10.1 million and $10.1 million as of March 31, 2025 and December 31, 2024, respectively, related to obligations on telehealth in-process monthly or multi-month contracts with customers, (2) $2.0 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.5 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively, related to obligations on WorkSimpli in-process monthly or multi-month contracts with customers.

Deferred revenue was $14.6 million as of March 31, 2025 compared to $14.5 million as of December 31, 2024. The amount of revenue recognized during the three months ended March 31, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $12.7 million.

The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025 as revenue by March 31, 2026.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended March 31,
	2025	2024
Beginning of period	$14,480,917	$8,828,598
Additions	64,668,542	17,773,373
Revenue recognized	(64,523,557)	(13,399,214)
End of period	$14,625,902	$13,202,757

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2025 and December 31, 2024, the reserve for sales returns and allowances was approximately $832 thousand and $894 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

The Company’s accounts receivable balances are as follows for each of the periods presented:

	March 31,	December 31,
	2025	2024
Beginning of period	$8,217,813	$5,277,250
End of period	$10,192,774	$8,217,813

Inventory

As of March 31, 2025 and December 31, 2024, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of March 31, 2025 and December 31, 2024, the Company recorded an inventory reserve of approximately $153 thousand and $263 thousand, respectively.

As of March 31, 2025 and December 31, 2024, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$2,212,683	$1,554,600
Raw materials and packaging components	908,478	1,506,078
Inventory reserve	(153,464)	(263,320)
Total inventory, net	$2,967,697	$2,797,358

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2025 and December 31, 2024, the Company has approximately $192 thousand and $41 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2025, the Company approximates its implicit purchase commitments to be $279 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2025 and December 31, 2024, the Company capitalized a net amount of $14.3 million and $13.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited condensed consolidated statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared Technologies, PBC (“Cleared”) trade name, (4) Cleared developed technology, (5) a purchased license and (6) four purchased domain names. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset which typically range from one year to ten years.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2025 and December 31, 2024, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli files a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company’s tax returns for all years since December 31, 2021, remain open to audit by all related taxing authorities. The Company has net operating loss carryforwards for federal income tax reporting purposes that may be applied against current and future taxable income. All remaining net operating loss carryforwards were generated after 2017 and can be carried forward indefinitely. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

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

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of March 31, 2025, one of our vendors supplied 65% of the Company’s total fulfillment services and one of our vendors supplied 20% of the Company’s total prescription medications. As of December 31, 2024, one of our vendors supplied 80% of the Company’s total fulfillment services.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have to its consolidated financial statements and related disclosures.

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

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2025 and December 31, 2024, the Company has the following amounts related to amortizable intangible assets:

	March 31,	December 31,	Amortizable
	2025	2024	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	175,397	175,397	3 years
Less: accumulated amortization	(4,242,368)	(3,997,840)
Total intangible assets, net	$1,786,128	$2,030,656

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2025 and 2024 was $245 thousand and $246 thousand, respectively. Total amortization expense for the remainder of 2025 is approximately $733 thousand, $940 thousand for 2026, and approximately $113 thousand for 2027.

NOTE 4 – ACCRUED EXPENSES

As of March 31, 2025 and December 31, 2024, the Company has the following amounts related to accrued expenses:

	March 31,	December 31,
	2025	2024
Accrued selling and marketing expenses	$10,206,590	$9,149,967
Accrued compensation	2,434,523	5,106,989
Sales tax payable	2,267,447	2,267,447
Accrued dividends payable	776,563	776,563
Other accrued expenses	2,818,257	3,510,797
Total accrued expenses	$18,503,380	$20,811,763

NOTE 5 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue may convert up to $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at any time while the loans are outstanding, at a price per share equal to $1.49. As of March 31, 2025, there is $1 million in term loans remaining to be converted. The relative fair value of the Avenue Warrants was recorded as a debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2025. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $100 thousand for both the three months ended March 31, 2025 and 2024. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of March 31, 2025, the interest rate was 12.5%. Interest only payments were extended until May 2025. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

As of March 31, 2025, the Company will pay $8.4 million in 2025 and $10.6 million in 2026 in principal payments under the Avenue Facility.

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

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued. As of March 31, 2025, there was $19 million outstanding under the Avenue Facility and the Company was in compliance with the Avenue Facility covenants.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to approximately $632 thousand and $679 thousand for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

Options and Warrants

During the three months ended March 31, 2025, the Company issued an aggregate of 56,139 shares of common stock related to the cashless exercise of options.

Common Stock

Common Stock Transactions During the Three Months Ended March 31, 2025

During the three months ended March 31, 2025, the Company issued an aggregate of 1,282,654 shares of common stock for service, including vested restricted stock.

Non-controlling Interest

Net income attributed to non-controlling interest amounted to approximately $532 thousand and $119 thousand for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company paid distributions to non-controlling interest holders of $36 thousand and $36 thousand, respectively.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. During the three months ended March 31, 2025, the Company declared the dividend on March 25, 2025 to holders of record as of April 4, 2025 which was paid on April 15, 2025. During the three months ended March 31, 2024, the Company declared the dividend on March 26, 2024 to holders of record as of April 5, 2024 which was paid on April 15, 2024. The dividends are included in the Company’s results of operations for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, the Amended 2020 Plan provided for the issuance of up to 8,250,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 1,585,844 shares as of March 31, 2025.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the three months ended March 31, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	515,667	$1.84 – 13.74	4.81 years	$8.28
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(220,000)	7.07 – 10.93	6.34 years	9.18
Balance at March 31, 2025	295,667	$1.84 – 13.74	3.24 years	$7.61

Exercisable at December 31, 2024	504,787	$1.84 – 13.74	4.84 years	$8.39
Exercisable at March 31, 2025	291,235	$1.84 – 13.74	3.24 years	$7.67

Total compensation expense under the Amended 2020 Plan options above was approximately $7 thousand and $669 thousand for the three months ended March 31, 2025 and 2024, respectively, with unamortized expense remaining of $22 thousand as of March 31, 2025. As of March 31, 2025, aggregate intrinsic value of vested service-based options outstanding was $265 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the three months ended March 31, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Granted	30,000	7.50	1.87 years	7.50
Exercised	(95,000)	1.15 – 5.00	4.85 years	2.82
Cancelled/Forfeited/Expired	(30,000)	7.50	5.12 years	7.50
Balance at March 31, 2025	587,333	$1.00 – 11.98	3.68 years	$4.26

Exercisable December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Exercisable at March 31, 2025	587,333	$1.00 – 11.98	3.68 years	$4.26

The total fair value of the options granted during the three months ended March 31, 2025 was $163 thousand, which was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 5 years, volatility of 108.5%, and risk-free rate of 4.34%.Total compensation expense under the above service-based option plan was approximately $145 thousand and $192 thousand for the three months ended March 31, 2025 and 2024, respectively, with $0 unamortized expense remaining as of March 31, 2025. During the three months ended March 31, 2025, 95,000 options were exercised on a cashless basis, which resulted in 56,139 shares issued. As of March 31, 2025, aggregate intrinsic value of vested service-based options outstanding was $1.1 million.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	90,000	$1.25 – 2.50	2.30 years	$1.69
Granted	-	-	-	-
Cancelled/Forfeited/Expired	(10,000)	2.50		2.50
Balance at March 31, 2025	80,000	$1.25 – 1.75	2.38 years	$1.59

Exercisable December 31, 2024	25,000	$1.75 – 2.50	1.40 years	$2.05
Exercisable at March 31, 2025	15,000	$1.75	2.25 years	$1.75

No compensation expense was recognized on the performance-based options above for the three months ended March 31, 2025 and 2024, as the performance terms have not been met or are not probable. As of March 31, 2025, aggregate intrinsic value of vested performance options outstanding was $55 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan for the three months ended March 31, 2025:

RSU Outstanding Number of Shares
Balance at December 31, 2024	3,049,944
Granted	725,000
Vested	(1,213,166)
Cancelled/Forfeited	-
Balance at March 31, 2025	2,561,778

The total fair value of the 725,000 RSUs and RSAs granted was $3.8 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $2.4 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively, with unamortized expense remaining of approximately $7.8 million as of March 31, 2025. During the three months ended March 31, 2025, 1,213,166 RSUs and RSAs vested, of which 1,120,154 RSUs and RSAs were issued.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan) for the three months ended March 31, 2025:

RSU Outstanding Number of Shares
Balance at December 31, 2024	300,000
Granted	-
Vested	(100,000)
Balance at March 31, 2025	200,000

No compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was recognized for the three months ended March 31, 2025 compared to $255 thousand for the three months ended March 31, 2024, with no unamortized expense remaining as of March 31, 2025. During the three months ended March 31, 2025, 162,500 RSUs and RSAs were issued, which included 100,000 RSUs and RSAs that vested during the three months ended March 31, 2025 and 62,500 RSUs and RSAs that vested previously.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2025:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.65
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	-	-	-	-
Balance at March 31, 2025	1,743,730	$1.24 – 12.00	2.41 years	$4.65

Exercisable December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.63
Exercisable March 31, 2025	1,743,730	$1.24 – 12.00	2.41 years	$4.63

Total compensation expense on the above warrants for services was approximately $0 for both the three months ended March 31, 2025 and 2024, with no unamortized expense remaining as of March 31, 2025.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to approximately $2.5 million for both the three months ended March 31, 2025 and 2024. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was approximately $7.8 million as of March 31, 2025, which is expected to be recognized through 2028.

NOTE 7 – EARNINGS PER SHARE

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of common shares outstanding during each period presented. Shares of unissued vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are included in our calculation of basic weighted average common shares outstanding. Unvested RSUs and RSAs, convertible securities, warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from diluted earnings per share when the effects would be antidilutive.

The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and convertible preferred stock is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to LifeMD, Inc. common stockholders - basic	$608,241	$(7,544,918)
Adjustment	-	-
Net income (loss) attributable to LifeMD, Inc. common stockholders - diluted	$608,241	$(7,544,918)

Denominator:
Weighted average number of common shares outstanding - basic	43,135,778	39,242,237
Adjustment for the potential dilutive common shares	2,444,533	-
Weighted average number of common shares outstanding - diluted	45,580,311	39,242,237

Basic earnings (loss) per share of common stock	$0.01	$(0.19)
Diluted earnings (loss) per share of common stock	$0.01	$(0.19)

Basic net income (loss) per share is the same as diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2024, because the inclusion of potential shares of common stock would have been anti-dilutive.

The following table discloses the securities that were not included in the computation of diluted net earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs and RSAs	81,707	2,312,500
Stock options	354,052	2,159,750
Warrants	557,548	2,393,107
Convertible long-term debt	671,141	671,141
Total	1,664,448	7,536,498

NOTE 8 – LEASES

The Company leases office space domestically under operating leases including: (1) the Company’s headquarters in New York, New York for which the lease expires in 2028, (2) a marketing and sales center in Huntington Beach, California for which the lease expires in 2027, (3) a patient care center in Greenville, South Carolina for which the lease expires in 2032, with an additional five year option to extend, for which the Company expects to utilize, and (4) a warehouse and pharmacy operations center in Lancaster, Pennsylvania for which the lease expires in 2029, with an additional five year option to extend, for which the Company expects to utilize. WorkSimpli leases two office spaces in Puerto Rico for which the leases expire in 2026.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2025:

Right-of-use assets	$6,104,863
Current operating lease liabilities	$482,139
Noncurrent operating lease liabilities	$6,186,692

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2025:

Fiscal year 2025	$815,001
Fiscal year 2026	1,336,326
Fiscal year 2027	1,228,388
Fiscal year 2028	928,515
Fiscal year 2029	769,335
Thereafter	5,767,770
Less: imputed interest	(4,176,504)
Present value of operating lease liabilities	$6,668,831

Operating lease expenses were approximately $411 thousand and $226 thousand for the three months ended March 31, 2025 and 2024, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	March 31,
	2025	2024
Cash paid for operating lease liabilities	$216,554	$227,028

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term in years	10.37	10.39
Weighted average discount rate	10.94%	10.96%

Additionally, the Company utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2025, the Company approximates its implicit purchase commitments to be $279 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2025, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

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

On September 5, 2023, the Internal Revenue Service (the “IRS”) issued a notice of deficiency to the Company in which the IRS asserted an income tax deficiency of approximately $1.9 million for the Company’s tax year ending December 31, 2019. The Company timely filed a petition in the United States Tax Court disputing all of the proposed tax deficiency. The case was subsequently transferred to the Appeals Division of the IRS. Upon review of the amended return, IRS Appeals agreed to accept the amended return as filed. On April 1, 2025, the United States Tax Court issued a decision that there was no deficiency in federal income tax due for the tax year ending December 31, 2019. All of the issues in the case were resolved in the Company’s favor.

NOTE 10 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the three months ended March 31, 2025 and 2024, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of approximately $878 thousand and $1.1 million during the three months ended March 31, 2025 and 2024, respectively, for these services. The Company owed CloudBoson $58 thousand as of March 31, 2025 and $56 thousand as of December 31, 2024.

Legal Services

During the three months ended March 31, 2025 and 2024, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which an immediate family member of Robert Jindal, one of the Company’s former directors, is the Company’s relationship partner, to provide legal services. The Company paid King & Spalding a total of approximately $0 and $317 thousand during the three months ended March 31, 2025 and 2024, respectively. The Company owed King & Spalding $0 as of both March 31, 2025 and December 31, 2024.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock, with a fair value of $131 thousand, related to this agreement during the three months ended March 31, 2025.

On June 14, 2023, Naveen Bhatia, a former member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 restricted shares of common stock, with a fair value of $168 thousand, related to this agreement during the three months ended March 31, 2025.

On January 24, 2025, Mr. Bhatia, a former member of the Board of Directors, entered into a third consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 restricted shares of the Company’s common stock, of which 50,000 restricted shares vested on the execution of the agreement and 50,000 restricted shares will vest on the one-year anniversary of the agreement. The Company issued 50,000 restricted shares of common stock, with a fair value of $257 thousand, related to this agreement during the three months ended March 31, 2025.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, includes an annual base salary increase to $240 thousand. During the three months ended March 31, 2025 and 2024, the Company paid Mr. Schreiber approximately $55 thousand and $28 thousand, respectively, in connection with his employment.

NOTE 11 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. Our CODM is our Chief Executive Officer. The CODM uses segment operating income or loss to determine segment profitability in order to assess performance and allocate resources for the Company’s operating segments based on monitoring of budgeted versus actual results.

Relevant segment data for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025
	Telehealth	WorkSimpli	Consolidated
Revenue, net	$52,456,481	$13,241,275	$65,697,756
Cost of revenue	8,136,462	507,254	8,643,716
Gross profit	44,320,019	12,734,021	57,054,040
Significant Segment Expenses:
Selling and marketing expenses	22,272,922	6,921,139	29,194,061
Payroll expenses	8,218,051	628,665	8,846,716
Merchant processing fees	2,011,448	785,998	2,797,446
Other general and administrative expenses	7,190,795	1,276,439	8,467,234
Other segment items(1)	4,239,938	965,721	5,205,659
Segment operating income	$386,865	$2,156,059	$2,542,924
Interest expense, net	(463,638)	(162,637)	(626,275)
Net (loss) income	$(76,773)	$1,993,422	$1,916,649

	Three Months Ended March 31, 2024
	Telehealth	WorkSimpli	Consolidated
Revenue, net	$30,841,402	$13,302,862	$44,144,264
Cost of revenue	4,194,595	405,582	4,600,177
Gross profit	26,646,807	12,897,280	39,544,087
Significant Segment Expenses:
Selling and marketing expenses	16,066,559	8,107,321	24,173,880
Payroll expenses	5,691,930	1,410,402	7,102,332
Merchant processing fees	1,279,126	828,715	2,107,841
Other general and administrative expenses	6,335,094	1,352,470	7,687,564
Other segment items(1)	3,893,861	749,854	4,643,715
Segment operating (loss) income	$(6,619,763)	$448,518	$(6,171,245)
Interest expense, net	(476,807)	(871)	(477,678)
Net (loss) income	$(7,096,570)	$447,647	$(6,648,923)

(1)	Other segment items include stock-based compensation and depreciation and amortization. Stock-based compensation expense for our Telehealth segment was $2.5 million for both the three months ended March 31, 2025 and 2024. Depreciation and amortization for our Telehealth segment was $1.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, and for our WorkSimpli segment was $966 thousand and $750 thousand for the three months ended March 31, 2025 and 2024, respectively.

Total Assets	March 31, 2025	December 31, 2024
Telehealth	$63,669,612	$62,340,390
WorkSimpli	9,944,721	10,119,636
Consolidated	$73,614,333	$72,460,026

Total expenditures for purchases of capitalized software, equipment, and intangible assets, which are reported on the Company’s unaudited condensed consolidated statements of cash flows totaled $2.0 million and $1.4 million for our Telehealth segment during the three months ended March 31, 2025 and 2024, respectively, and $863 thousand and $802 thousand for our WorkSimpli segment during the three months ended March 31, 2025 and 2024, respectively.

International net revenues totaled $4.1 million and $3.5 million for the three months ending March 31, 2025 and 2024, respectively, and relate to our WorkSimpli segment.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issued for Service

In April 2025, the Company issued 335,750 shares of common stock related to vested restricted stock with a total fair value of $1.9 million.

OHHMD Asset Purchase Agreement

On April 25, 2025, the Company, entered into and closed on an Asset Purchase Agreement (the “OHHMD Purchase Agreement”), by and among the Company; OHHMD, PLLC (the “Seller”), a North Carolina professional limited liability company; Doug Lucas, DO, the sole member of OHHMD; and LifeMD PC.

Pursuant to the OHHMD Purchase Agreement, the Company acquired key assets from Optimal Human Health MD, a nationwide women’s health virtual care provider, that are used in the operation of, or related to, a virtual clinical practice focusing on women’s health and hormone replacement therapies (the “OHHMD Business”). The Company acquired the assets in exchange for 100,000 shares of the Company’s common stock, with 50,000 of those shares issued at closing, and 50,000 of those shares issued on the first anniversary of closing, and other nominal consideration.

In addition, pursuant to the OHHMD Purchase Agreement, the Company agreed to make payments to Seller, contingent upon the achievement of certain milestones through the second anniversary of closing, if and when the OHHMD Business reaches and maintains certain levels of active patients with accompanying quarterly revenue (the “OHHMD Earn Out Consideration”). The OHHMD Earn Out Consideration would consist of 100,000 shares of the Company’s common stock, issued on the second anniversary of closing, if the OHHMD Business reaches 2,500 active patients with an accompanying quarterly revenue of at least $2.5 million and maintains this level for at least six full and consecutive calendar months on or prior to the eighteen-month anniversary of closing; and (ii) 100,000 shares of the Company’s common stock, issued on the second anniversary of closing if the OHHMD Business reaches 5,000 active patients with an accompanying quarterly revenue of at least $4.5 million and maintains this level for at least six full and consecutive calendar months on or prior to the second anniversary of closing.

In connection with the OHHMD Purchase Agreement, LifeMD PC entered into a three-year employment agreement with Dr. Lucas, who will serve as the Company’s Vice President, Female Health & Clinical Operations, with the third year of employment on an “at-will” basis. Employment offers were also accepted by at least 75% of Seller’s employees and independent contractors. In April 2025, the Company issued 50,000 shares of common stock in connection with the OHHMD Purchase Agreement with a total fair value of $305 thousand. The Company expects to complete our valuation of OHHMD acquired assets, assumed liabilities and valuation of the purchase consideration in the second quarter of 2025.

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

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, a wholly-owned affiliated commercial pharmacy, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and a patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 291,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped more than 1,191,000 customers and patients by providing them with greater access to high-quality, convenient, and affordable care.

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

In June 2024, the Company launched the acceptance of private health insurance for its virtual primary care services, including weight management for medically qualified patients. Initially available in select states, the Company plans to continue enrollments with private payors to facilitate access to medically necessary services, ultimately having broad coverage options across all 50 states. In April 2025, the Company expanded acceptance of insurance to Medicare beneficiaries for qualifying care. Initially available to more than 21 million Medicare Part B beneficiaries in 26 states, the Company expects to expand access to medically necessary services for more than 60 million Medicare beneficiaries nationwide, with access to qualifying services across 49 states anticipated by the end of the second quarter of 2025.

Our telehealth revenue increased 70% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Total revenue from recurring subscriptions is approximately 86%. In addition to our telehealth business, we own 73.3% of WorkSimpli, which operates PDFSimpli, a software as a service platform for converting, signing, editing, and sharing PDF documents. WorkSimpli revenue from recurring subscriptions is 100%.

Our Platform and Business Strategy

We are a patient-centric telehealth company dedicated to delivering seamless end-to-end virtual healthcare directly to consumers and through select enterprise (“B2B”) partnerships. Our mission is facilitated by our robust technology platform that is purpose-built to seamlessly connect the various touchpoints involved in delivering complex care, including scheduling for a national provider network, an EMR system, secure synchronous and asynchronous communication, prescriptions, pharmacy and laboratory integrations, and more. Our platform enables us to deliver modern personalized health experiences and offerings through our websites and mobile applications, spanning customer discovery, purchase and connection with licensed providers, to pharmacy and OTC order fulfilment, through ongoing care. We believe that our seamless approach significantly reduces the complication, cost and time burden of healthcare, therefore incentivizing consumers to stick with our brands.

Our offerings are sold to consumers on a primarily subscription basis, thus creating a relationship-driven patient experience to bolster retention rates and recurring revenue. Our offerings range from prescription medication and OTC products fulfilled on a recurring basis, to primary care and weight management clinical services delivered by a team of dedicated medical providers. In general, our offerings seek to serve a patient throughout the lifecycle of their urgent, chronic, and lifestyle healthcare needs. As appropriate, prescription medications and OTC products are filled by our in-house mail order pharmacy or third-party pharmacy fulfilment partners, and are shipped directly to patients. The number of patients and customers we serve across the nation continues to increase at a robust pace, with more than 1,191,000 individuals having purchased our products and services to date.

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

○

LifeMD is a telehealth brand that offers access to virtual primary care and telehealth services, offering comprehensive healthcare solutions across more than 200 conditions. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. LifeMD’s offering is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and a prescription discount card. LifeMD has served over 267,000 customers and patients to date.

In April 2023, we launched our rapidly growing GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management Program has grown exponentially to approximately 85,000 patient subscribers as of March 31, 2025, remaining at the forefront of the rapidly growing GLP-1 weight loss market, with our highly differentiated and comprehensive offering. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate - which is expected to grow the program’s addressable market.

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

○	Rex MD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs, including erectile dysfunction, premature ejaculation and hair loss. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since Rex MD’s initial launch, it has expanded into additional indications including weight management and testosterone replacement therapy. Rex MD has served more than 638,000 customers and patients to date.

○	ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the United States (“U.S.”) and has served approximately 265,000 customers and patients to date.

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

During the three months ended March 31, 2025, LifeMD executed its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to offer streamlined access of single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide) to the Company’s eligible patients.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers, and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli is 73.3%. WorkSimpli had more than 158,000 active subscriptions as of March 31, 2025.

Results of Operations

Our financial results for the three months ended March 31, 2025 are summarized as follows in comparison to the three months ended March 31, 2024:

	March 31, 2025		March 31, 2024
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$52,456,481	79.85%	$30,841,402	69.87%
WorkSimpli revenue, net	13,241,275	20.15%	13,302,862	30.13%
Total revenue, net	65,697,756	100%	44,144,264	100%
Cost of telehealth revenue	8,136,462	12.39%	4,194,595	9.50%
Cost of WorkSimpli revenue	507,254	0.77%	405,582	0.92%
Total cost of revenue	8,643,716	13.16%	4,600,177	10.42%
Gross profit	57,054,040	86.84%	39,544,087	89.58%
Selling and marketing expenses	29,194,061	44.44%	24,173,880	54.76%
General and administrative expenses	17,055,669	25.95%	15,305,732	34.67%
Customer service expenses	3,071,494	4.68%	1,848,041	4.19%
Development costs	2,675,134	4.07%	2,087,232	4.73%
Other operating expenses	2,514,758	3.83%	2,300,447	5.21%
Total expenses	54,511,116	82.97%	45,715,332	103.56%
Operating income (loss)	2,542,924	3.87%	(6,171,245)	(13.98)%
Interest expense, net	(626,275)	(0.95)%	(477,678)	(1.08)%
Net income (loss)	1,916,649	2.92%	(6,648,923)	(15.06)%
Net income attributable to non-controlling interest	531,845	0.81%	119,432	0.27%
Net income (loss) attributable to LifeMD, Inc.	1,384,804	2.11%	(6,768,355)	(15.33)%
Preferred stock dividends	(776,563)	(1.18)%	(776,563)	(1.76)%
Net income (loss) attributable to LifeMD, Inc. common stockholders	$608,241	0.93%	$(7,544,918)	(17.09)%

Total revenue, net. Revenues for the three months ended March 31, 2025 were approximately $65.7 million, an increase of 49% compared to approximately $44.1 million for the three months ended March 31, 2024. The increase in revenues was attributable to the increase in telehealth revenue of 70%. Telehealth revenue accounts for 80% of total revenue and has increased during the three months ended March 31, 2025 due to an increase in online sales demand primarily for LifeMD primary care which experienced an increase of approximately $22.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. WorkSimpli revenue accounts for 20% of total revenue and has stayed consistent year over year.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 88% to approximately $8.6 million for the three months ended March 31, 2025 compared to approximately $4.6 million for the three months ended March 31, 2024. The combined cost of revenue increase was due to increased sales volume during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Telehealth costs increased to 16% of associated telehealth revenues experienced during the three months ended March 31, 2025, from 14% of associated telehealth revenues during the three months ended March 31, 2024. WorkSimpli costs increased to 4% of associated WorkSimpli revenues for the three months ended March 31, 2025 as compared to 3% of associated WorkSimpli revenues for the three months ended March 31, 2024.

Gross profit. Gross profit increased by approximately 44% to approximately $57.1 million for the three months ended March 31, 2025 compared to approximately $39.5 million for the three months ended March 31, 2024. Gross profit as a percentage of revenues was approximately 87% for the three months ended March 31, 2025 as compared to approximately 90% for the three months ended March 31, 2024. Gross profit as a percentage of revenues for telehealth was 84% for the three months ended March 31, 2025 compared to 86% for the three months ended March 31, 2024, and for WorkSimpli was 96% for the three months ended March 31, 2025 compared to 97% for the three months ended March 31, 2024. The increase in sales volume and demand for LifeMD primary care partially offset by an increase in shipping and physician consult fees have contributed to the increase in gross profit. The increase in shipping and physician consult fees also contributed to the decrease in gross profit as a percentage of telehealth revenue.

Total expenses. Operating expenses for the three months ended March 31, 2025 were approximately $54.5 million, as compared to approximately $45.7 million for the three months ended March 31, 2024. This represents an increase of 19%, or approximately $8.8 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2025, the Company had an increase of approximately $5.0 million, or 21% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended March 31, 2025, the Company had an increase of approximately $1.7 million in general and administrative expenses, primarily related to increases in compensation costs of $1.7 million and merchant processing fees of $690 thousand, partially offset by a reduction in legal and professional fees of $626 thousand.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended March 31, 2025, the Company had an increase of approximately $1.2 million, or 66%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iv)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2025, the Company had an increase of approximately $588 thousand, or 28%, primarily resulting from technology platform improvements and amortization expenses.

(v)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended March 31, 2025, the Company had an increase of approximately $214 thousand, or 9%, primarily related to increases in software subscriptions.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended March 31, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the three months ended March 31, 2024. Interest expense increased by approximately $149 thousand during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in interest expensed on the Avenue Facility during the three months ended March 31, 2025.

Working Capital

	March 31, 2025	December 31, 2024
Current assets	$49,972,921	$48,733,089
Current liabilities	60,901,560	60,255,145
Working capital	$(10,928,639)	$(11,522,056)

Working capital increased by approximately $593 thousand during the three months ended March 31, 2025. The increase in current assets is primarily attributable to an increase in accounts receivable of approximately $2 million, partially offset by a decrease in cash of approximately $611 thousand and a decrease in other current assets of approximately $445 thousand. Current liabilities increased by approximately $646 thousand, which was primarily attributable to an increase in current portion of long-term debt of approximately $3.2 million and an increase in deferred revenue of approximately $145 thousand, partially offset by a decrease in accounts payable and accrued expenses of approximately $2.6 million.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,068,387	$5,202,159
Net cash used in investing activities	(2,867,338)	(2,190,265)
Net cash used in financing activities	(812,563)	(1,047,690)
Net (decrease) increase in cash	(611,514)	1,964,204

Net cash provided by operating activities was approximately $3.1 million for the three months ended March 31, 2025, as compared with approximately $5.2 million for the three months ended March 31, 2024. The significant factors contributing to the net cash provided by operating activities during the three months ended March 31, 2025, include: (1) the Company’s net income of $1.9 million, (2) $2.8 million in non-cash depreciation and amortization and (3) $2.5 million in non-cash stock-based compensation charges, partially offset by a decrease in accounts payable and accrued expenses of $2.6 million. The significant factors contributing to the net cash provided by operating activities during the three months ended March 31, 2024, include: (1) an increase in deferred revenue of $4.4 million, (2) an increase in accounts payable and accrued expenses of $2.6 million, (3) $2.5 million in non-cash stock-based compensation charges and (4) $2.2 million in non-cash depreciation and amortization, partially offset by the Company’s net loss of $6.6 million.

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $2.9 million, as compared with approximately $2.2 million for the three months ended March 31, 2024. Net cash used in investing activities for the three months ended March 31, 2025, was due to cash paid for capitalized software costs of approximately $2.7 million, and cash paid for the purchase of equipment of approximately $122 thousand. Net cash used in investing activities for the three months ended March 31, 2024, was due to cash paid for capitalized software costs of approximately $2.0 million, and cash paid for the purchase of equipment of approximately $176 thousand.

Net cash used in financing activities for the three months ended March 31, 2025 was approximately $813 thousand as compared with approximately $1.0 million for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025, consisted of: (1) preferred stock dividends of $777 thousand, and (2) distributions to non-controlling interest of $36 thousand. Net cash used in financing activities for the three months ended March 31, 2024, consisted of: (1) preferred stock dividends of $777 thousand, (2) repayments of notes payable of approximately $212 thousand, (3) distributions to non-controlling interest of $36 thousand, and (4) the final contingent consideration payment made related to the ResumeBuild acquisition of approximately $31 thousand, partially offset by proceeds from the exercise of options of approximately $8 thousand.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes and obtaining funding from third-party sources or the issuance of additional shares of common stock. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, long-term debt obligations, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 8—Leases to our unaudited condensed consolidated financial statements included in this report. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies, or that financing will be available or, if available, that such financing will be available under favorable terms.

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

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued. As of March 31, 2025, there was $19.0 million outstanding under the Avenue Facility.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf.

As of May 5, 2025, the Company has a current cash balance of approximately $24.5 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues, reduction in losses and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the three months ended March 31, 2025, (3) cash on hand of $34.4 million as of March 31, 2025, (4) $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as evidenced by the collaboration with Medifast, Inc. (“Medifast”) during the year ended December 31, 2024. The Company received $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

The Company also entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc., whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million, which was paid at the closing on December 12, 2023.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have to its consolidated financial statements and related disclosures.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that materially affected our internal control over financial reporting as of that date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 9, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2025 without registration under the Securities Act:

On January 6, 2025, February 4, 2025, February 21, 2025, and March 10, 2025, the Company issued 56,250, 62,500, 37,500 and 2,000 shares, respectively, of common stock for services, including vested restricted stock to employees and directors.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On March 13, 2025, Marc Benathen, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock, at various limit prices above the current market price of the Company’s common stock as of the plan adoption date, with such transactions to occur during sale periods beginning on or after June 13, 2025 and ending on the earlier of May 31, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On March 13, 2025, Nicholas Alvarez, Chief Acquisition Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of the Company’s common stock, at various limit prices above the current market price of the Company’s common stock as of the plan adoption date, with such transactions to occur during sale periods beginning on or after July 1, 2025 and ending on the earlier of April 10, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date:	May 6, 2025

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer (principal financial officer)
Date:	May 6, 2025

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (principal accounting officer)
Date:	May 6, 2025

