Form 10-Q
period 2025-06-30
LifeMD, Inc.
filed 2025-08-05
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 4, 2025, there were 47,417,393 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$36,228,305	$35,004,924
Accounts receivable, net	7,330,129	8,217,813
Product deposit	251,000	40,763
Inventory, net	3,251,355	2,797,358
Other current assets	1,964,974	2,672,231
Total Current Assets	49,025,763	48,733,089
Non-current Assets
Equipment, net	2,050,318	1,479,184
Right of use assets	5,822,907	6,400,596
Capitalized software, net	14,837,946	13,816,501
Intangible assets, net	1,827,768	2,030,656
Total Non-current Assets	24,538,939	23,726,937
Total Assets	$73,564,702	$72,460,026
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$24,292,870	$16,009,484
Accrued expenses	14,946,499	20,811,763
Current operating lease liabilities	541,981	508,537
Current portion of long-term debt	11,960,784	8,444,444
Deferred revenue	11,790,024	14,480,917
Total Current Liabilities	63,532,158	60,255,145
Long-term Liabilities
Long-term debt, net	3,517,317	9,885,057
Noncurrent operating lease liabilities	6,032,847	6,265,192
Contingent consideration	100,000	100,000
Total Liabilities	73,182,322	76,505,394
Commitments and contingencies (Note 10)
Mezzanine Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized Series B Convertible Preferred Stock, $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding, liquidation value, $0 per share as of June 30, 2025 and December 31, 2024	-	-
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $25.55 per share as of June 30, 2025 and December 31, 2024	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 45,141,226 and 42,293,907 shares issued, 45,038,186 and 42,190,867 outstanding as of June 30, 2025 and December 31, 2024, respectively	451,412	422,939
Additional paid-in capital	236,426,008	230,508,339
Accumulated deficit	(238,496,413)	(236,253,218)
Treasury stock, 103,040, at cost, as of June 30, 2025 and December 31, 2024	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Deficit	(1,782,554)	(5,485,501)
Non-controlling interest	2,164,934	1,440,133
Total Stockholders’ Equity (Deficit)	382,380	(4,045,368)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$73,564,702	$72,460,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Telehealth revenue, net	$48,563,672	$37,432,309	$101,020,153	$68,273,711
WorkSimpli revenue, net	13,654,513	13,229,536	26,895,788	26,532,398
Total revenues, net	62,218,185	50,661,845	127,915,941	94,806,109
Cost of revenues
Cost of telehealth revenue	6,838,703	4,553,843	14,975,164	8,748,438
Cost of WorkSimpli revenue	592,201	471,072	1,099,456	876,654
Total cost of revenues	7,430,904	5,024,915	16,074,620	9,625,092
Gross profit	54,787,281	45,636,930	111,841,321	85,181,017

Expenses
Selling and marketing expenses	29,125,097	26,378,928	58,319,158	50,552,808
General and administrative expenses	17,565,187	18,521,385	34,620,856	33,827,117
Customer service expenses	3,230,735	2,733,418	6,302,229	4,581,459
Other operating expenses	3,028,762	1,906,175	5,543,520	4,206,622
Development costs	2,744,272	2,402,590	5,419,406	4,489,822
Total expenses	55,694,053	51,942,496	110,205,169	97,657,828
Operating income (loss)	(906,772)	(6,305,566)	1,636,152	(12,476,811)
Interest expense, net	(663,027)	(531,468)	(1,289,302)	(1,009,146)
Net (loss) income	(1,569,799)	(6,837,034)	346,850	(13,485,957)
Net income attributable to non-controlling interest	505,075	38,606	1,036,920	158,038
Net loss attributable to LifeMD, Inc.	(2,074,874)	(6,875,640)	(690,070)	(13,643,995)
Preferred stock dividends	(776,562)	(776,562)	(1,553,125)	(1,553,125)
Net loss attributable to LifeMD, Inc. common stockholders	$(2,851,436)	$(7,652,202)	$(2,243,195)	$(15,197,120)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$(0.19)	$(0.05)	$(0.38)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$(0.19)	$(0.05)	$(0.38)
Weighted average number of common shares outstanding:
Basic	44,401,531	41,296,042	43,772,151	40,269,139
Diluted	44,401,531	41,296,042	43,772,151	40,269,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2024	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(214,265,236)	$(163,701)	$3,505,372	$2,060,787	$5,566,159
Stock compensation expense	-	-	943,375	9,434	2,534,996	-	-	2,544,430	-	2,544,430
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	1,250	13	7,800	-	-	7,813	-	7,813
Cashless exercise of warrants	-	-	1,268,476	12,685	(12,685)	-	-	-	-	-
Cashless exercise of stock options	-	-	64,113	641	(641)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(6,768,355)	-	(6,768,355)	119,432	(6,648,923)
Balance, March 31, 2024	1,400,000	$140	40,731,676	$407,317	$220,721,095	$(221,810,154)	$(163,701)	$(845,303)	$2,144,219	$1,298,916
Stock compensation expense	-	-	142,250	1,423	4,189,753	-	-	4,191,176	-	4,191,176
Exercise of stock options	-	-	75,000	750	99,250	-	-	100,000	-	100,000
Cashless exercise of stock options	-	-	448,664	4,486	(4,486)	-	-	-	-	-
Cashless exercise of warrants	-	-	361,982	3,620	(3,620)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(6,875,640)	-	(6,875,640)	38,606	(6,837,034)
Balance, June 30, 2024	1,400,000	$140	41,759,572	$417,596	$225,001,992	$(229,462,356)	$(163,701)	$(4,206,329)	$2,146,825	$(2,059,504)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(236,253,218)	$(163,701)	$(5,485,501)	$1,440,133	$(4,045,368)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of stock options	-	-	56,139	561	(561)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net income	-	-	-	-	-	1,384,804	-	1,384,804	531,845	1,916,649
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(235,644,977)	$(163,701)	$(2,328,732)	$1,935,978	$(392,754)
Stock compensation expense	-	-	346,250	3,463	2,091,151	-	-	2,094,614	-	2,094,614
Cashless exercise of stock options	-	-	50,119	501	(501)	-	-	-	-	-
Cashless exercise of warrants	-	-	390,115	3,901	(3,901)	-	-	-	-	-
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Stock issued for asset acquisition	-	-	50,000	500	302,500	-	-	303,000	-	303,000
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(276,119)	(276,119)
Net (loss) income	-	-	-	-	-	(2,074,874)	-	(2,074,874)	505,075	(1,569,799)
Balance, June 30, 2025	1,400,000	$140	45,141,226	$451,412	$236,426,008	$(238,496,413)	$(163,701)	$(1,782,554)	$2,164,934	$382,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$346,850	$(13,485,957)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	200,888	200,888
Amortization of capitalized software	4,627,520	3,725,112
Amortization of intangibles	505,888	492,032
Accretion of consideration payable	-	13,644
Depreciation of fixed assets	346,822	170,366
Noncash operating lease expense	577,689	391,397
Stock compensation expense	4,643,142	6,735,606
Changes in Assets and Liabilities
Accounts receivable	887,684	(390,692)
Product deposit	(210,237)	369,716
Inventory	(453,997)	699,213
Other current assets	707,257	(586,910)
Operating lease liabilities	(198,901)	(334,790)
Deferred revenue	(2,690,893)	6,333,061
Accounts payable	8,283,386	3,966,874
Accrued expenses	(5,865,264)	1,442,362
Net cash provided by operating activities	11,707,834	9,741,922
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs	(5,648,965)	(4,502,712)
Purchase of equipment	(917,956)	(817,645)
Purchase of intangible assets	-	(1,936)
Net cash used in investing activities	(6,566,921)	(5,322,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt instruments	(2,052,288)	-
Repayment of notes payable, net of prepayment penalty	-	(314,577)
Cash proceeds from exercise of options	-	107,813
Preferred stock dividends	(1,553,125)	(1,553,125)
Contingent consideration payments for ResumeBuild acquisition	-	(31,250)
Distributions to non-controlling interest	(312,119)	(72,000)
Net cash used in financing activities	(3,917,532)	(1,863,139)
Net increase in cash	1,223,381	2,556,490
Cash at beginning of period	35,004,924	33,146,725
Cash at end of period	$36,228,305	$35,703,215
Cash paid for interest
Cash paid during the period for interest	$1,219,568	$1,282,707
Non-cash investing and financing activities
Cashless exercise of options	$1,062	$5,127
Cashless exercise of warrants	$3,901	$16,305
Stock issued for debt conversion	$1,000,000	$-
Stock issued for asset acquisition	$303,000	$-
Stock issued for noncontingent consideration payment	$-	$642,000
Right of use assets	$-	$2,331,231
Operating lease liabilities	$-	$2,331,231

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

Liquidity Evaluation

As of June 30, 2025, the Company has an accumulated deficit of approximately $238.5 million and a working capital deficit of approximately $14.5 million, of which $11.8 million is related to deferred revenue for which the Company expects to recognize into revenue within 12 months. The Company has experienced significant losses from its operations. The Company is showing significant positive revenue trends and expects its burn rate of cash to continue to improve and to maintain positive operating cash flows for the next 12 months following the date of this report. To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. The Company’s continued operations are dependent upon obtaining an increase in its sale volumes or the issuance of additional shares of common stock. There can be no assurances that we will be successful in increasing revenues and improving operational efficiencies.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised (the “Avenue Warrants”). In addition, Avenue has converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. The Company is subject to certain affirmative and negative covenants under the Avenue Facility, including the requirement, beginning on the closing date, to maintain at least $5 million of unrestricted cash to be tested at the end of each month, and beginning on the period ended September 30, 2023, and at the end of each quarter thereafter, a trailing six-month cash flow, subject to certain adjustments as provided by the Avenue Credit Agreement, of at least $2 million. As of June 30, 2025, there was $15.9 million in principal outstanding under the Avenue Facility, and the Company was in compliance with the Avenue Facility covenants. Loans under the Avenue Facility accrue interest at a variable rate per annum equal to the greater of (i) the sum of 4.75% plus the Prime Rate (as defined in the Avenue Supplement) and (ii) 12.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. The Avenue Facility matures on October 1, 2026. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of August 5, 2025, there are no remaining principal payments on the Avenue Facility.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf. Refer to Note 13-Subsequent Events for sales of common stock under the ATM Sales Agreement subsequent to June 30, 2025.

As of August 4, 2025, the Company has a current cash balance of approximately $36.5 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues, reduction in losses and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the six months ended June 30, 2025, (3) cash on hand of $36.2 million as of June 30, 2025, (4) $44.6 million available under the ATM Sales Agreement as of August 4, 2025, which is part of the $150.0 million available under the 2024 Shelf, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as evidenced by the collaboration with Medifast, Inc. (“Medifast”) during the year ended December 31, 2024.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

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

Total net loss for LifeMD PC was approximately $3.4 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and $6.7 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively. Total assets and liabilities for the LifeMD PC were approximately $7 thousand and $259 thousand, respectively, as of June 30, 2025 and $8 thousand and $380 thousand, respectively, as of December 31, 2024.

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

For its telehealth contracts with customers, the Company offers one-time and subscription-based access to the Company’s telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber to access the telehealth platform for the time period of the subscription purchased. The majority of the Company’s subscriptions are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation relative to the total expected inputs to satisfy the performance obligation. The Company uses time elapsed as the input. The measure used provides a faithful depiction of the transfer of goods or services to the subscribers. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers. The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is delivered over time and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services. Revenue related to contracts with multiple performance obligations was $3.6 million and $389 thousand for the three months ended June 30, 2025 and 2024, respectively. Revenue related to contracts with multiple performance obligations was $7.5 million and $392 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

Customer discounts, returns and rebates on telehealth product revenues approximated $1.6 million and $1.8 million, during the three months ended June 30, 2025 and 2024, respectively. Customer discounts, returns and rebates on telehealth product revenues approximated $2.4 million and $2.8 million, during the six months ended June 30, 2025 and 2024, respectively.

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber/user to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a multi-month subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company has determined that there is one product and one performance obligation that is delivered over time, as the Company allows the subscriber to access the suite of services for the time period of the subscription purchased. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company records the revenue over the customer’s subscription period for monthly and multi-month subscribers or at the end of the initial 14-day service period for customers who purchased the initial subscription. The Company offers a discount for the monthly or multi-month subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the contract price is fixed and determinable at the contract initiation. Monthly and multi-month subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $900 thousand and $676 thousand during the three months ended June 30, 2025 and 2024, respectively. Customer discounts and allowances on WorkSimpli revenues approximated $2.0 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the Company had the following disaggregated revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
Telehealth subscription revenue	$29,170,821	47%	$13,881,894	27%	$59,260,785	46%	$21,489,682	23%
Telehealth product revenue	19,392,851	31%	20,519,165	41%	41,759,368	33%	41,784,029	44%
WorkSimpli revenue	13,654,513	22%	13,229,536	26%	26,895,788	21%	26,532,398	28%
Medifast collaboration revenue	-	-%	3,031,250	6%	-	-%	5,000,000	5%
Total revenues, net	$62,218,185	100%	$50,661,845	100%	$127,915,941	100%	$94,806,109	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of June 30, 2025 and December 31, 2024, the Company has accrued contract liabilities, as deferred revenue, of approximately $11.8 million and $14.5 million, respectively, which represent the following: (1) $7.5 million and $10.1 million as of June 30, 2025 and December 31, 2024, respectively, related to obligations on telehealth in-process monthly or multi-month contracts with customers, (2) $1.9 million as of both June 30, 2025 and December 31, 2024, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.4 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively, related to obligations on WorkSimpli in-process monthly or multi-month contracts with customers.

Deferred revenue was $11.8 million as of June 30, 2025 compared to $14.5 million as of December 31, 2024. The amount of revenue recognized during the six months ended June 30, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $12.5 million.

The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025 as revenue by June 30, 2026.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$14,625,902	$13,202,757	$14,480,917	$8,828,598
Additions	55,848,862	50,449,028	120,517,405	95,042,515
Revenue recognized	(58,684,740)	(48,490,126)	(123,208,298)	(88,709,454)
End of period	$11,790,024	$15,161,659	$11,790,024	$15,161,659

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of June 30, 2025 and December 31, 2024, the reserve for sales returns and allowances was approximately $832 thousand and $894 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

The Company’s accounts receivable balances are as follows for each of the periods presented:

	June 30,	December 31,
	2025	2024
Beginning of period	$8,217,813	$5,277,250
End of period	$7,330,129	$8,217,813

Inventory

As of June 30, 2025 and December 31, 2024, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of June 30, 2025 and December 31, 2024, the Company recorded an inventory reserve of approximately $153 thousand and $263 thousand, respectively.

As of June 30, 2025 and December 31, 2024, the Company’s inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$2,527,875	$1,554,600
Raw materials and packaging components	876,944	1,506,078
Inventory reserve	(153,464)	(263,320)
Total inventory, net	$3,251,355	$2,797,358

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of June 30, 2025 and December 31, 2024, the Company has approximately $251 thousand and $41 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2025, the Company approximates its implicit purchase commitments to be $616 thousand, of which the vast majority are with two vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2025 and December 31, 2024, the Company capitalized a net amount of $14.8 million and $13.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited condensed consolidated statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) the ResumeBuild brand, (2) a customer relationship asset, (3) the Cleared Technologies, PBC (“Cleared”) trade name, (4) Cleared developed technology, (5) a purchased license, (6) four purchased domain names and (7) the Optimal Human Health MD (“OHHMD”) brand. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset which typically range from one year to ten years.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2025 and December 31, 2024, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill. The Company is currently evaluating income tax implications of this Act.

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

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of June 30, 2025, two third-party pharmacies supplied 70% of the Company’s total fulfillment services. As of December 31, 2024, three third-party pharmacies supplied 98% of the Company’s total fulfillment services. As of June 30, 2025, one of our vendors supplied 14% of the Company’s total prescription medications. This same vendor did not supply more than 10% of the Company’s total prescription medications as of December 31, 2024.

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

NOTE 3 – ACQUISITIONS

On April 24, 2025, the Company closed on the OHHMD Asset Purchase Agreement (the “OHHMD APA”) with OHHMD, PLLC, a North Carolina professional limited liability company, Doug Lucas, DO, the sole member of OHHMD, and the Company’s affiliate LifeMD Southern Patient Medical Care, P.C., a Florida professional corporation (the “PC Purchaser”), whereby the Company and the PC Purchaser acquired certain intangible assets of OHHMD, a nationwide virtual care provider focused on women’s health and hormone replacement therapies. The acquisition marks the launch of the Company’s official entry into the women’s health market and establishes a scalable clinical foundation for a comprehensive virtual health program under the LifeMD brand, focused on hormone health, bone density, metabolism, and long-term wellness.

In accordance with ASC 805, Business Combinations, the Company accounted for the OHHMD APA as an acquisition of assets. The purchase price consists of 50,000 shares of the Company’s common stock, issued at closing and other nominal consideration. In April 2025, the Company issued 50,000 shares of common stock with a total fair value of $303 thousand in connection with the closing of the transaction and recorded an intangible asset related to the OHHMD APA of $303 thousand which was assigned a useful life of three years. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset.

In addition, the Company agreed to make payments of up to 250,000 shares of the Company’s common stock to the sole member of OHHMD, Dr. Doug Lucas, as follows: (i) 50,000 shares of the Company’s common stock are to be issued on the first anniversary of closing, and (ii) 200,000 shares of the Company’s common stock are to be issued on the second anniversary of the closing date, subject to the achievement of certain operational milestones. The first 100,000 shares will be issued if the OHHMD brand reaches and maintains at least 2,500 active patients and quarterly revenue of $2.5 million for six full and consecutive calendar months on or prior to the 18-month anniversary of closing. The remaining 100,000 shares will be issued if the OHHMD brand reaches and maintains at least 5,000 active patients and quarterly revenue of $4.5 million for six full and consecutive calendar months on or prior to the second anniversary of closing. In connection with the OHHMD APA, LifeMD PC concurrently entered into a three-year employment agreement with Dr. Doug Lucas. Dr. Doug Lucas now serves as the Company’s Vice President, Female Health & Clinical Operations.

The future unvested shares to be issued to Dr. Doug Lucas are equity classified share-based compensation to be recognized over-time and upon achievement of certain operational milestones in accordance with ASC 718, Share-Based Payment.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2025 and December 31, 2024, the Company has the following amounts related to amortizable intangible assets:

	June 30,	December 31,	Amortizable
	2025	2024	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	175,397	175,397	3 years
OHHMD brand	303,000	-	3 years
Less: accumulated amortization	(4,503,728)	(3,997,840)
Total intangible assets, net	$1,827,768	$2,030,656

The aggregate amortization expense of the Company’s intangible assets for the three months ended June 30, 2025 and 2024 was $261 thousand and $246 thousand, respectively. The aggregate amortization expense of the Company’s intangible assets for the six months ended June 30, 2025 and 2024 was $506 thousand and $492 thousand, respectively. Total amortization expense for the remainder of 2025 is approximately $539 thousand, $1.0 million for 2026, $214 thousand for 2027 and $34 thousand for 2028.

NOTE 5 – ACCRUED EXPENSES

As of June 30, 2025 and December 31, 2024, the Company has the following amounts related to accrued expenses:

	June 30,	December 31,
	2025	2024
Accrued selling and marketing expenses	$5,511,596	$9,149,967
Accrued compensation	2,350,632	5,469,482
Sales tax payable	2,267,447	2,267,447
Accrued dividends payable	776,562	776,563
Accrued legal and professional fees	2,195,647	825,233
Other accrued expenses	1,844,615	2,323,071
Total accrued expenses	$14,946,499	$20,811,763

NOTE 6 – LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue has converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock, at a price per share equal to $1.49. As of June 30, 2025, there is $0 in term loans remaining to be converted. The relative fair value of the Avenue Warrants was recorded as a debt discount and is included as a reduction to long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2025. The Company incurred other fees associated with the Avenue Facility including: (1) a $300 thousand financing fee, (2) a $200 thousand upfront commitment fee of 1% of the total $20 million in committed capital and (3) $27 thousand in legal fees. The total debt discount recorded of $1.4 million will be amortized over a forty-two-month period. Total amortization of debt discount was $100 thousand for both the three months ended June 30, 2025 and 2024, and $201 thousand for both the six months ended June 30, 2025 and 2024. The Company received gross proceeds of $15.0 million at closing (net proceeds of $12.3 million after repayment of the $2 million outstanding CRG loan balance and various fees).

The Avenue Facility matures on October 1, 2026 and interest is based on the greater of: (1) the Prime Rate (as defined in the Supplement) plus 4.75% and (2) 12.5%. As of June 30, 2025, the interest rate was 12.5%. Interest only payments were extended until May 2025. The Company may prepay the loans, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be utilized for general corporate purposes.

As of June 30, 2025, there was $15.9 million in principal outstanding under the Avenue Facility. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of August 5, 2025, there are no remaining principal payments on the Avenue Facility.

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

On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on May 29, 2025, Avenue exercised 435,484 of the Avenue Warrants on a cashless basis resulting in 388,650 shares of the Company’s common stock issued.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to approximately $567 thousand and $674 thousand for the three months ended June 30, 2025 and 2024, respectively. Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $1.2 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf. Refer to Note 13-Subsequent Events for sales of common stock under the ATM Sales Agreement subsequent to June 30, 2025.

Options and Warrants

During the six months ended June 30, 2025, the Company issued an aggregate of 106,258 shares of common stock related to the cashless exercise of options.

During the six months ended June 30, 2025, the Company issued an aggregate of 390,115 shares of common stock related to the cashless exercise of warrants.

Common Stock

Common Stock Transactions During the Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Company issued an aggregate of 1,628,904 shares of common stock for service, including vested restricted stock.

On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue.

During the six months ended June 30, 2025, the Company issued an aggregate of 50,000 shares of common stock related to the OHHMD APA.

Non-controlling Interest

Net income attributed to non-controlling interest amounted to approximately $505 thousand and $39 thousand for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company paid distributions to non-controlling interest holders of $276 thousand and $36 thousand, respectively. Net income attributed to the non-controlling interest amounted to $1 million and $158 thousand for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company paid distributions to non-controlling shareholders of $312 thousand and $72 thousand, respectively.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. Dividends declared and paid on the Series A Preferred Stock during the six months ended June 30, 2025 are as follows: (1) quarterly dividend declared on March 25, 2025 to holders of record as of April 4, 2025, which was paid on April 15, 2025, and (2) quarterly dividend declared on June 23, 2025 to holders of record as of July 3, 2025 which was paid on July 15, 2025. Dividends declared and paid on the Series A Preferred Stock during the six months ended June 30, 2024 are as follows: (1) quarterly dividend declared on March 26, 2024 to holders of record as of April 5, 2024, which was paid on April 15, 2024, and (2) quarterly dividend declared on June 25, 2024 to holders of record as of July 5, 2024 which was paid on July 15, 2024. The dividends are included in the Company’s results of operations for the three and six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the Amended 2020 Plan provided for the issuance of up to 8,250,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 1,075,844 shares as of June 30, 2025.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the six months ended June 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	515,667	$1.84 – 13.74	4.81 years	$8.28
Granted	-	-	-	-
Exercised	(10,500)	4.97	1.33 years	4.97
Cancelled/Forfeited/Expired	(220,000)	7.07 – 10.93	6.09 years	9.18
Balance at June 30, 2025	285,167	$1.84 – 13.74	3.05 years	$7.70

Exercisable at December 31, 2024	504,787	$1.84 – 13.74	4.84 years	$8.39
Exercisable at June 30, 2025	284,634	$1.84 – 13.74	3.06 years	$7.71

Total compensation expense under the Amended 2020 Plan options above was approximately $21 thousand and $397 thousand for the three months ended June 30, 2025 and 2024, respectively, with unamortized expense remaining of $1 thousand as of June 30, 2025. Total compensation expense under the Amended 2020 Plan options above was approximately $29 thousand and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, 10,500 options were exercised on a cashless basis, which resulted in 6,726 shares issued. As of June 30, 2025, aggregate intrinsic value of vested service-based options outstanding was $1.7 million.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the six months ended June 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Granted	30,000	7.50	1.62 years	7.50
Exercised	(170,000)	1.15 – 6.75	4.84 years	3.43
Cancelled/Forfeited/Expired	(30,000)	7.50	4.87 years	7.50
Balance at June 30, 2025	512,333	$1.00 – 11.98	3.18 years	$4.27

Exercisable December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Exercisable at June 30, 2025	512,333	$1.00 – 11.98	3.18 years	$4.27

The total fair value of the options granted during the three months ended June 30, 2025 was $163 thousand, which was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 5 years, volatility of 108.5%, and risk-free rate of 4.34%. Total compensation expense under the above service-based option plan was $0 and $49 thousand for the three months ended June 30, 2025 and 2024, respectively, with no unamortized expense remaining as of June 30, 2025. Total compensation expense under the above service-based option plan was $145 thousand and $241 thousand for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, 170,000 options were exercised on a cashless basis, which resulted in 99,532 shares issued. As of June 30, 2025, aggregate intrinsic value of vested service-based options outstanding was $4.8 million.

The following is a summary of outstanding performance-based options activity for the six months ended June 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	90,000	$1.25 – 2.50	2.30 years	$1.69
Granted	-	-	-	-
Cancelled/Forfeited/Expired	(10,000)	2.50	-	2.50
Balance at June 30, 2025	80,000	$1.25 – 1.75	2.13 years	$1.59

Exercisable December 31, 2024	25,000	$1.75 – 2.50	1.40 years	$2.05
Exercisable at June 30, 2025	15,000	$1.75	2.0 years	$1.75

No compensation expense was recognized on the performance-based options above for the three and six months ended June 30, 2025 and 2024, as the performance terms have not been met or are not probable. As of June 30, 2025, aggregate intrinsic value of vested performance options outstanding was $178 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan for the six months ended June 30, 2025:

RSU Outstanding Number of Shares
Balance at December 31, 2024	3,049,944
Granted	1,240,000
Vested	(1,468,610)
Cancelled/Forfeited	(5,000)
Balance at June 30, 2025	2,816,334

The total fair value of the 1,240,000 RSUs and RSAs granted was $8.2 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $2.1 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, with unamortized expense remaining of approximately $10.0 million as of June 30, 2025. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was $4.4 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, 1,468,610 RSUs and RSAs vested, of which 1,466,404 RSUs and RSAs were issued.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan) for the six months ended June 30, 2025:

RSU Outstanding Number of Shares
Balance at December 31, 2024	300,000
Granted	-
Vested	(100,000)
Balance at June 30, 2025	200,000

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 and $255 thousand for the three months ended June 30, 2024, respectively, with no unamortized expense remaining as of June 30, 2025. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 and $510 thousand for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, 162,500 RSUs and RSAs were issued, which included 100,000 RSUs and RSAs that vested during the six months ended June 30, 2025 and 62,500 RSUs and RSAs that vested previously.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended June 30, 2025:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.65
Exercised	(437,984)	1.24 – 4.75	2.71 years	1.26
Cancelled/Forfeited/Expired	-	-	-	-
Balance at June 30, 2025	1,305,745	$1.24 – 12.00	1.98 years	$5.76

Exercisable December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.63
Exercisable June 30, 2025	1,305,745	$1.24 – 12.00	1.98 years	$5.76

Total compensation expense on the above warrants for services was $0 for both the three and six months ended June 30, 2025 and 2024, with no unamortized expense remaining as of June 30, 2025. During the six months ended June 30, 2025, 437,984 warrants were exercised on a cashless basis, which resulted in 390,115 shares issued.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to approximately $2.1 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to $4.6 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was approximately $10.0 million as of June 30, 2025, which is expected to be recognized through 2028.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to LifeMD, Inc. common stockholders - basic	$(2,851,436)	$(7,652,202)	$(2,243,195)	$(15,197,120)
Adjustment	-	-	-	-
Net loss attributable to LifeMD, Inc. common stockholders - diluted	$(2,851,436)	$(7,652,202)	$(2,243,195)	$(15,197,120)

Denominator:
Weighted average number of common shares outstanding - basic	44,401,531	41,296,042	43,772,151	40,269,139
Adjustment for the potential dilutive common shares	-	-	-	-
Weighted average number of common shares outstanding - diluted	44,401,531	41,296,042	43,772,151	40,269,139

Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$(0.19)	$(0.05)	$(0.38)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$(0.19)	$(0.05)	$(0.38)

Basic loss per share is the same as diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024, because the inclusion of potential shares of common stock would have been anti-dilutive.

The following table discloses the securities that were not included in the computation of diluted net earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs and RSAs	1,933,014	2,279,750	1,582,467	2,296,125
Stock options	437,544	1,527,000	424,941	1,843,375
Warrants	1,024,809	1,743,730	971,327	2,068,419
Convertible long-term debt	671,141	671,141	671,141	671,141
Total	4,066,508	6,221,621	3,649,876	6,879,060

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2025:

Right-of-use assets	$5,822,907
Current operating lease liabilities	$541,981
Noncurrent operating lease liabilities	$6,032,847

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2025:

Fiscal year 2025	$519,047
Fiscal year 2026	1,333,216
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Thereafter	5,858,722
Less: imputed interest	(4,052,300)
Present value of operating lease liabilities	$6,574,828

Operating lease expenses were approximately $411 thousand and $232 thousand for the three months ended June 30, 2025 and 2024, respectively, and $821 thousand and $458 thousand for the six months ended June 30, 2025 and 2024, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	June 30,
	2025	2024
Cash paid for operating lease liabilities	$434,762	$399,463

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term in years	10.34	10.39
Weighted average discount rate	10.93%	10.96%

Additionally, the Company utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2025, the Company approximates its implicit purchase commitments to be $616 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2025, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have an adverse effect on the Company’s consolidated financial position.

On August 23, 2023, a purported putative class action complaint captioned Marden v. LifeMD, Inc., Case No. 23-cv-07469, was filed in the United States District Court for the Southern District of New York (the “Marden Complaint”) against the Company’s RexMD brand. The Marden Complaint alleges, inter alia, unauthorized disclosure of certain information of class members to third parties. On November 21, 2023, the plaintiffs amended the Marden Complaint. On March 4, 2024, the Company moved to dismiss the Marden Complaint, and that motion is pending. On July 12, 2024, the parties attended a mediation. On November 1, 2024, the plaintiffs filed a notice of voluntary dismissal of the Southern District of New York case. On November 25, 2024, the plaintiffs refiled the case via a new complaint captioned W.M.F. & Matthew Marden v. LifeMD, Inc., Case No. A-24-906800-C, in the District Court of Clark County, Nevada. On June 4, 2025, the Court approved a preliminary class action settlement. The final approval hearing for the settlement is scheduled for September 30, 2025. The results of legal proceedings are inherently uncertain, and the best estimate of cost is reflected in the Company’s financial results.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the six months ended June 30, 2025 and 2024, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of approximately $903 thousand and $803 thousand during the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.9 million during the six months ended June 30, 2025 and 2024, respectively, for these services. The Company owed CloudBoson $61 thousand as of June 30, 2025 and $56 thousand as of December 31, 2024.

Legal Services

During the six months ended June 30, 2025 and 2024, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which an immediate family member of Robert Jindal, one of the Company’s former directors, is the Company’s relationship partner, to provide legal services. The Company paid King & Spalding a total of $0 and $135 thousand during the three months ended June 30, 2025 and 2024, respectively, and $0 and $452 thousand during the six months ended June 30, 2025 and 2024, respectively, for these services. The Company owed King & Spalding $10 thousand as of June 30, 2025 and $0 as of December 31, 2024.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock, with a fair value of $131 thousand, related to this agreement during the six months ended June 30, 2025.

 On June 14, 2023, Naveen Bhatia, a former member of the Board of the Company, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 restricted shares of common stock, with a fair value of $168 thousand, related to this agreement during the six months ended June 30, 2025.

On January 24, 2025, Mr. Bhatia, a former member of the Board of Directors, entered into a third consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 restricted shares of the Company’s common stock, of which 50,000 restricted shares vested on the execution of the agreement and 50,000 restricted shares will vest on the one-year anniversary of the agreement. The Company issued 50,000 restricted shares of common stock, with a fair value of $257 thousand, related to this agreement during the six months ended June 30, 2025.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, includes an annual base salary increase to $240 thousand. During the six months ended June 30, 2025 and 2024, the Company paid Mr. Schreiber approximately $120 thousand and $108 thousand, respectively, in connection with his employment.

NOTE 12 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. Our CODM is our Chief Executive Officer. The CODM uses segment operating income or loss to determine segment profitability in order to assess performance and allocate resources for the Company’s operating segments based on monitoring of budgeted versus actual results.

Relevant segment data for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Telehealth
Revenue, net	$48,563,672	$37,432,309	$101,020,153	$68,273,711
Cost of revenue	6,838,703	4,553,843	14,975,164	8,748,438
Gross profit	41,724,969	32,878,466	86,044,989	59,525,273
Significant Segment Expenses:
Selling and marketing expenses	22,151,114	18,096,178	44,424,036	34,162,737
Payroll expenses	7,078,151	7,320,255	15,296,201	13,012,185
Merchant processing fees	2,078,119	1,756,730	4,089,568	3,035,856
Other general and administrative expenses	9,339,724	6,479,113	16,530,520	12,814,209
Other segment items(1)	3,879,958	5,676,872	8,119,895	9,570,732
Segment operating loss	$(2,802,097)	$(6,450,682)	$(2,415,231)	$(13,070,446)
Interest expense, net	(660,787)	(531,050)	(1,124,425)	(1,007,857)
Net loss	$(3,462,884)	$(6,981,732)	$(3,539,656)	$(14,078,303)
WorkSimpli
Revenue, net	$13,654,513	$13,229,536	$26,895,788	$26,532,398
Cost of revenue	592,201	471,072	1,099,456	876,654
Gross profit	13,062,312	12,758,464	25,796,332	25,655,744
Significant Segment Expenses:
Selling and marketing expenses	6,973,983	8,282,750	13,895,122	16,390,071
Payroll expenses	766,997	986,386	1,395,662	2,396,788
Merchant processing fees	847,990	778,539	1,633,988	1,607,253
Other general and administrative expenses	1,540,261	1,763,144	2,816,700	3,115,613
Other segment items(1)	1,037,756	802,529	2,003,477	1,552,384
Segment operating income	$1,895,325	$145,116	$4,051,383	$593,635
Interest expense, net	(2,240)	(418)	(164,877)	(1,289)
Net income	$1,893,085	$144,698	$3,886,506	$592,346

Consolidated
Revenue, net	$62,218,185	$50,661,845	$127,915,941	$94,806,109
Cost of revenue	7,430,904	5,024,915	16,074,620	9,625,092
Gross profit	54,787,281	45,636,930	111,841,321	85,181,017
Significant Segment Expenses:
Selling and marketing expenses	29,125,097	26,378,928	58,319,158	50,552,808
Payroll expenses	7,845,148	8,306,641	16,691,863	15,408,973
Merchant processing fees	2,926,109	2,535,269	5,723,556	4,643,109
Other general and administrative expenses	10,879,985	8,242,257	19,347,220	15,929,822
Other segment items(1)	4,917,714	6,479,401	10,123,372	11,123,116
Segment operating income (loss)	$(906,772)	$(6,305,566)	$1,636,152	$(12,476,811)
Interest expense, net	(663,027)	(531,468)	(1,289,302)	(1,009,146)
Net (loss) income	$(1,569,799)	$(6,837,034)	$346,850	$(13,485,957)

(1)	Other segment items include stock-based compensation and depreciation and amortization. Stock-based compensation expense for our Telehealth segment was $2.1 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense for our Telehealth segment was $4.6 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization for our Telehealth segment was $1.8 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and for our WorkSimpli segment was $1.0 million and $803 thousand for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization for our Telehealth segment was $3.5 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively, and for our WorkSimpli segment was $2.0 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

Total Assets	June 30, 2025	December 31, 2024
Telehealth	$62,813,509	$62,340,390
WorkSimpli	10,751,193	10,119,636
Consolidated	$73,564,702	$72,460,026

Total expenditures for purchases of capitalized software, equipment, and intangible assets, which are reported on the Company’s unaudited condensed consolidated statements of cash flows totaled $4.8 million and $3.7 million for our Telehealth segment during the six months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.6 million for our WorkSimpli segment during the six months ended June 30, 2025 and 2024, respectively.

International net revenues totaled $4.1 million and $3.2 million for the three months ending June 30, 2025 and 2024, respectively, and $8.2 million and $6.7 million for the six months ending June 30, 2025 and 2024, respectively, and relate to our WorkSimpli segment.

NOTE 13 – SUBSEQUENT EVENTS

Stock Issued for Service

In July 2025, the Company issued 163,444 shares of common stock related to vested restricted stock with a total fair value of $805 thousand.

Stock Options Exercises

In July 2025, the Company issued 25,273 shares of common stock related to the cashless exercise of 47,500 stock options.

In July 2025, the Company issued 1,250 shares of common stock related to the exercise of stock options for total proceeds of $6 thousand.

ATM Sales Agreement

In July 2025, the Company sold 762,990 shares of common stock under the ATM Sales Agreement and net proceeds received were $8.7 million.

Amended Bonus Agreement

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Brian Schreiber, the Company’s Logistics & Fulfillment Advisor and a relative of the Company’s Chief Executive Officer. The amendment modifies the performance-based vesting conditions of a previously granted stock option award by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company will account for the modification and record stock-based compensation expense during the three months ended September 30, 2025.

Avenue Facility Extinguishment

On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of August 5, 2025, there are no remaining principal payments on the Avenue Facility. The Company will account for the extinguishment during the three months ended September 30, 2025.

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

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, a wholly-owned affiliated commercial pharmacy, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and a patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 297,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 1,261,000 customers and patients by providing them with greater access to high-quality, convenient, and affordable care.

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

Our telehealth revenue increased 48% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Total revenue from recurring subscriptions is approximately 94%. In addition to our telehealth business, we own 73.3% of WorkSimpli, which operates PDFSimpli, a software as a service platform for converting, signing, editing, and sharing PDF documents. WorkSimpli revenue from recurring subscriptions is 100%.

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

○

LifeMD is a telehealth brand that offers access to virtual primary care and telehealth services, offering comprehensive healthcare solutions across more than 200 conditions. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. LifeMD’s offering is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and a prescription discount card. LifeMD has served over 316,000 customers and patients to date.

In April 2023, we launched our rapidly growing GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management Program has grown exponentially to approximately 84,000 patient subscribers as of June 30, 2025, remaining at the forefront of the rapidly growing GLP-1 weight loss market, with our highly differentiated and comprehensive offering. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate - which is expected to grow the program’s addressable market.

As part of its commitment to increasing access to branded prescription GLP-1 medications, we have developed an electronic benefits verification program that allows patients to check pharmacy benefits verification upon enrolling in a LifeMD virtual care program. Secondly, we have partnered with an AI-powered platform that optimizes prior authorization submissions and aims to improve approval rates for patients. Thirdly, we are establishing direct integrations with branded manufacturers who are also committed to lower cost offerings. These enhancements are designed to minimize delays in care, reduce barriers to accessing brand-name medications, and ensure that a broader range of patients can benefit from LifeMD’s offerings.

○	Rex MD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs, including erectile dysfunction, premature ejaculation and hair loss. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since Rex MD’s initial launch, it has expanded into additional indications including weight management and testosterone replacement therapy. Rex MD has served approximately 659,000 customers and patients to date.

○	ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the United States (“U.S.”) and has served more than 265,000 customers and patients to date.

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

During the six months ended June 30, 2025, LifeMD executed its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to offer streamlined access of single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide) to the Company’s eligible patients. LifeMD also announced plans to offer a simplified pathway for cash-pay patients to access all FDA-approved dose strengths of Wegovy® directly within LifeMD’s virtual care platform.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers, and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli is 73.3%. WorkSimpli had approximately 149,500 active subscriptions as of June 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Our financial results for the three months ended June 30, 2025 are summarized as follows in comparison to the three months ended June 30, 2024:

	June 30, 2025		June 30, 2024
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$48,563,672	78.05%	$37,432,309	73.89%
WorkSimpli revenue, net	13,654,513	21.95%	13,229,536	26.11%
Total revenue, net	62,218,185	100%	50,661,845	100%
Cost of telehealth revenue	6,838,703	10.99%	4,553,843	8.99%
Cost of WorkSimpli revenue	592,201	0.95%	471,072	0.93%
Total cost of revenue	7,430,904	11.94%	5,024,915	9.92%
Gross profit	54,787,281	88.06%	45,636,930	90.08%
Selling and marketing expenses	29,125,097	46.81%	26,378,928	52.07%
General and administrative expenses	17,565,187	28.23%	18,521,385	36.56%
Customer service expenses	3,230,735	5.19%	2,733,418	5.40%
Other operating expenses	3,028,762	4.87%	1,906,175	3.76%
Development costs	2,744,272	4.41%	2,402,590	4.74%
Total expenses	55,694,053	89.51%	51,942,496	102.53%
Operating loss	(906,772)	(1.45)%	(6,305,566)	(12.45)%
Interest expense, net	(663,027)	(1.07)%	(531,468)	(1.05)%
Net loss	(1,569,799)	(2.52)%	(6,837,034)	(13.50)%
Net income attributable to non-controlling interest	505,075	0.81%	38,606	0.07%
Net loss attributable to LifeMD, Inc.	(2,074,874)	(3.33)%	(6,875,640)	(13.57)%
Preferred stock dividends	(776,562)	(1.25)%	(776,562)	(1.53)%
Net loss attributable to LifeMD, Inc. common stockholders	$(2,851,436)	(4.58)%	$(7,652,202)	(15.10)%

Total revenue, net. Revenues for the three months ended June 30, 2025 were approximately $62.2 million, an increase of 23% compared to approximately $50.7 million for the three months ended June 30, 2024. The increase in revenues was attributable to the increase in telehealth revenue of 30%. Telehealth revenue accounts for 78% of total revenue and has increased during the three months ended June 30, 2025 due to an increase in telehealth subscription revenue, primarily for LifeMD primary care which experienced an increase of approximately $15.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, partially offset by a decline in telehealth product revenue of approximately $1.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a reduction in online sales demand. WorkSimpli revenue accounts for 22% of total revenue and has increased by approximately $425 thousand, or 3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in online sales demand.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 48% to approximately $7.4 million for the three months ended June 30, 2025 compared to approximately $5.0 million for the three months ended June 30, 2024. The combined cost of revenue increase was due to increased sales volume during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. Telehealth costs increased to 14% of associated telehealth revenues experienced during the three months ended June 30, 2025, from 12% of associated telehealth revenues during the three months ended June 30, 2024. WorkSimpli costs were 4% of associated WorkSimpli revenues for the three months ended June 30, 2025 and for the three months ended June 30, 2024.

Gross profit. Gross profit increased by approximately 20% to approximately $54.8 million for the three months ended June 30, 2025 compared to approximately $45.6 million for the three months ended June 30, 2024. Gross profit as a percentage of revenues was approximately 88% for the three months ended June 30, 2025 as compared to approximately 90% for the three months ended June 30, 2024. Gross profit as a percentage of revenues for telehealth was 86% for the three months ended June 30, 2025 compared to 88% for the three months ended June 30, 2024, and for WorkSimpli was 96% for the three months ended June 30, 2025 and for the three months ended June 30, 2024. The increase in sales volume and demand for LifeMD primary care partially offset by an increase in shipping and physician consult fees, contributed to the increase in gross profit. The increase in shipping and physician consult fees also contributed to the decrease in gross profit as a percentage of telehealth revenue.

Total expenses. Operating expenses for the three months ended June 30, 2025 were approximately $55.7 million, as compared to approximately $51.9 million for the three months ended June 30, 2024. This represents an increase of 7%, or approximately $3.7 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended June 30, 2025, the Company had an increase of approximately $2.7 million, or 10% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended June 30, 2025, the Company had an increase of approximately $497 thousand, or 18%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended June 30, 2025, the Company had an increase of approximately $1.1 million, or 59%, primarily related to increases in software subscriptions.

(iv)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended June 30, 2025, the Company had an increase of approximately $342 thousand, or 14%, primarily resulting from technology platform improvements and amortization expenses.

The increases in operating expenses were partially offset by a decrease in general and administrative expenses. This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended June 30, 2025, the Company had a decrease of approximately $956 thousand in general and administrative expenses, primarily related to the decrease in stock-based compensation expense of $2.1 million, partially offset by an increase in legal and professional fees of $965 thousand.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended June 30, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the three months ended June 30, 2024. Interest expense increased by approximately $132 thousand during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in interest expensed on the Avenue Facility during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Our financial results for the six months ended June 30, 2025 are summarized as follows in comparison to the six months ended June 30, 2024:

	June 30, 2025		June 30, 2024
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$101,020,153	78.97%	$68,273,711	72.01%
WorkSimpli revenue, net	26,895,788	21.03%	26,532,398	27.99%
Total revenue, net	127,915,941	100%	94,806,109	100%
Cost of telehealth revenue	14,975,164	11.71%	8,748,438	9.23%
Cost of WorkSimpli revenue	1,099,456	0.86%	876,654	0.92%
Total cost of revenue	16,074,620	12.57%	9,625,092	10.15%
Gross profit	111,841,321	87.43%	85,181,017	89.85%
Selling and marketing expenses	58,319,158	45.59%	50,552,808	53.32%
General and administrative expenses	34,620,856	27.07%	33,827,117	35.68%
Customer service expenses	6,302,229	4.93%	4,581,459	4.83%
Other operating expenses	5,543,520	4.33%	4,206,622	4.44%
Development costs	5,419,406	4.23%	4,489,822	4.74%
Total expenses	110,205,169	86.15%	97,657,828	103.01%
Operating income (loss)	1,636,152	1.28%	(12,476,811)	(13.16)%
Interest expense, net	(1,289,302)	(1.01)%	(1,009,146)	(1.06)%
Net income (loss)	346,850	0.27%	(13,485,957)	(14.22)%
Net income attributable to non-controlling interest	1,036,920	0.81%	158,038	0.17%
Net loss attributable to LifeMD, Inc.	(690,070)	(0.54)%	(13,643,995)	(14.39)%
Preferred stock dividends	(1,553,125)	(1.21)%	(1,553,125)	(1.64)%
Net loss attributable to LifeMD, Inc. common stockholders	$(2,243,195)	(1.75)%	$(15,197,120)	(16.03)%

Total revenue, net. Revenues for the six months ended June 30, 2025 were approximately $127.9 million, an increase of 35% compared to approximately $94.8 million for the six months ended June 30, 2024. The increase in revenues was attributable to the increase in telehealth revenue of 48%. Telehealth revenue accounts for 79% of total revenue and has increased during the six months ended June 30, 2025 due to an increase in telehealth subscription revenue, primarily for LifeMD primary care which experienced an increase of approximately $37.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, partially offset by a decline in telehealth product revenue of approximately $25 thousand during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a reduction in online sales demand. WorkSimpli revenue accounts for 21% of total revenue and has increased by approximately $363 thousand, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in online sales demand.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 67% to approximately $16.1 million for the six months ended June 30, 2025 compared to approximately $9.6 million for the six months ended June 30, 2024. The combined cost of revenue increase was due to increased sales volume during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. Telehealth costs increased to 15% of associated telehealth revenues experienced during the six months ended June 30, 2025, from 13% of associated telehealth revenues during the six months ended June 30, 2024. WorkSimpli costs increased to 4% of associated WorkSimpli revenues for the six months ended June 30, 2025 as compared to 3% of associated WorkSimpli revenues for the six months ended June 30, 2024.

Gross profit. Gross profit increased by approximately 31% to approximately $111.8 million for the six months ended June 30, 2025 compared to approximately $85.2 million for the six months ended June 30, 2024. Gross profit as a percentage of revenues was approximately 87% for the six months ended June 30, 2025 as compared to approximately 90% for the six months ended June 30, 2024. Gross profit as a percentage of revenues for telehealth was 85% for the six months ended June 30, 2025 compared to 87% for the six months ended June 30, 2024, and for WorkSimpli was 96% for the six months ended June 30, 2025 compared to 97% for the six months ended June 30, 2024. The increase in sales volume and demand for LifeMD primary care partially offset by an increase in shipping and physician consult fees have contributed to the increase in gross profit. The increase in shipping and physician consult fees for the six months ended June 30, 2025 as well as the Medifast Collaboration revenue recognized during the six months ended June 30, 2024 contributed to the decrease in gross profit as a percentage of telehealth revenue.

Total expenses. Operating expenses for the six months ended June 30, 2025 were approximately $110.2 million, as compared to approximately $97.7 million for the six months ended June 30, 2024. This represents an increase of 13%, or approximately $12.5 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30, 2025, the Company had an increase of approximately $7.8 million, or 15% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the six months ended June 30, 2025, the Company had an increase of approximately $794 thousand in general and administrative expenses, primarily related to increases in compensation costs of $1.3 million, merchant processing fees of $1.1 million and legal and professional fees of $965 thousand, partially offset by the decrease in stock-based compensation expense of $2.1 million.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the six months ended June 30, 2025, the Company had an increase of approximately $1.7 million, or 38%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iv)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the six months ended June 30, 2025, the Company had an increase of approximately $1.3 million, or 32%, primarily related to increases in software subscriptions.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the six months ended June 30, 2025, the Company had an increase of approximately $930 thousand, or 21%, primarily resulting from technology platform improvements and amortization expenses.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the six months ended June 30, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the six months ended June 30, 2024. Interest expense increased by approximately $280 thousand during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in interest expensed on the Avenue Facility during the six months ended June 30, 2025.

Working Capital

	June 30, 2025	December 31, 2024
Current assets	$49,025,763	$48,733,089
Current liabilities	63,532,158	60,255,145
Working capital	$(14,506,395)	$(11,522,056)

Working capital decreased by approximately $3.0 million during the six months ended June 30, 2025. The increase in current assets is primarily attributable to an increase in cash of approximately $1.2 million and an increase in inventory of approximately $454 thousand, partially offset by a decrease in accounts receivable of $888 thousand and a decrease other current assets of approximately $707 thousand. Current liabilities increased by approximately $3.3 million, which was primarily attributable to an increase in current portion of long-term debt of approximately $3.5 million and an increase in accounts payable and accrued expenses of approximately $2.4 million, partially offset by a decrease in deferred revenue of approximately $2.7 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$11,707,834	$9,741,922
Net cash used in investing activities	(6,566,921)	(5,322,293)
Net cash used in financing activities	(3,917,532)	(1,863,139)
Net increase in cash	1,223,381	2,556,490

Net cash provided by operating activities was approximately $11.7 million for the six months ended June 30, 2025, as compared with approximately $9.7 million for the six months ended June 30, 2024. The significant factors contributing to the net cash provided by operating activities during the six months ended June 30, 2025, include: (1) $5.7 million in non-cash depreciation and amortization, (2) $4.6 million in non-cash stock-based compensation charges, (3) the Company’s net income of $347 thousand, (4) an increase in accounts payable and accrued expenses of $2.4 million and (5) an increase in accounts receivable of $888 thousand, partially offset by a decrease in deferred revenue of $2.7 million. The significant factors contributing to the net cash provided by operating activities during the six months ended June 30, 2024, include: (1) $6.7 million in non-cash stock-based compensation charges, (2) an increase in deferred revenue of $6.3 million, (3) an increase in accounts payable and accrued expenses of $5.4 million and (4) $4.6 million in non-cash depreciation and amortization. These increases were partially offset by the Company’s net loss of $13.5 million for the six months ended June 30, 2024.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $6.6 million, as compared with approximately $5.3 million for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2025, was due to cash paid for capitalized software costs of approximately $5.6 million, and cash paid for the purchase of equipment of approximately $918 thousand. Net cash used in investing activities for the six months ended June 30, 2024, was primarily due to cash paid for capitalized software costs of approximately $4.5 million, and cash paid for the purchase of equipment of approximately $818 thousand.

Net cash used in financing activities for the six months ended June 30, 2025 was approximately $3.9 million as compared with approximately $1.9 million for the six months ended June 30, 2024. Net cash used in financing activities for the six months ended June 30, 2025, consisted of: (1) principal repayments on the Avenue Credit Agreement as defined below of approximately $2.1 million, (2) preferred stock dividends of $1.6 million, and (3) distributions to non-controlling interest of $312 thousand. Net cash used in financing activities for the six months ended June 30, 2024, consisted of: (1) preferred stock dividends of $1.6 million, (2) repayments of notes payable of approximately $315 thousand, (3) distributions to non-controlling interest of $72 thousand, and (4) the final contingent consideration payment made related to the ResumeBuild acquisition of approximately $31 thousand, partially offset by proceeds from the exercise of options of approximately $108 thousand.

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

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Avenue Facility matures on October 1, 2026. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand has been exercised. In addition, Avenue has converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock, at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial and are expected to be used for general corporate purposes. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of August 5, 2025, there are no remaining principal payments on the Avenue Facility.

On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued.

On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on May 29, 2025, Avenue exercised 435,484 of the Avenue Warrants on a cashless basis resulting in 388,650 shares of the Company’s common stock issued. As of June 30, 2025, there was $15.9 million in principal outstanding under the Avenue Facility.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2025, the Company had $53.3 million available under the ATM Sales Agreement, which is part of the $150.0 million available under the 2024 Shelf. Refer to Note 13-Subsequent Events for sales of common stock under the ATM Sales Agreement subsequent to June 30, 2025.

As of August 4, 2025, the Company has a current cash balance of approximately $36.5 million. The Company reviewed its forecasted operating results and sources and uses of cash used in management’s assessment, which included the available financing and consideration of positive and negative evidence impacting management’s forecasts, market, and industry factors. Positive indicators that lead to the Company’s expectation that it will have sufficient cash over the next 12 months following the date of this report include: (1) the Company’s continued strengthening of its revenues, reduction in losses and improvement of operational efficiencies across the business, (2) the expected improvement in its cash burn rate over the next 12 months and positive operating cash flows during the six months ended June 30, 2025, (3) cash on hand of $36.2 million as of June 30, 2025, (4) $44.6 million available under the ATM Sales Agreement as of August 4, 2025, which is part of the $150.0 million available under the 2024 Shelf,, (5) management’s ability to curtail expenses, if necessary, and (6) the overall market value of the telehealth industry, which the Company believes will continue to drive interest in the Company as evidenced by the collaboration with Medifast, Inc. during the year ended December 31, 2024.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that materially affected our internal control over financial reporting as of that date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2025 without registration under the Securities Act:

On April 1, 2025, May 13, 2025, June 20, 2025, the Company issued 300,750; 3,000 and 7,500 shares, respectively, of common stock for services, including vested restricted stock to employees.

On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on May 29, 2025, Avenue exercised 435,484 of the Avenue Warrants on a cashless basis resulting in 388,650 shares of the Company’s common stock issued.

On April 25, 2025, the Company issued an aggregate of 50,000 shares of common stock related to the OHHMD APA.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On June 12, 2025, Nicholas Alvarez, Chief Acquisition Officer, terminated a Rule 10b5-1 trading arrangement adopted on March 13, 2025, that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of the Company’s common stock, at various limit prices above the current market price of the Company’s common stock as of the plan adoption date, with such transactions to have occurred during sale periods beginning on or after July 1, 2025 and ending on the earlier of April 10, 2026 or the date on which all shares authorized for sale would have been sold in conformance with the terms of the arrangement.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	Confidential Offer Letter, dated April 14, 2021 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.1	07/31/2025
10.2#	First Amendment to Employment Agreement, dated November 8, 2023 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.2	07/31/2025
10.3#	Second Amendment to Employment Agreement, dated May 7, 2024 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.3	07/31/2025
10.4#	Third Amendment to Employment Agreement, dated July 27, 2025 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.4	07/31/2025
10.5#	Restricted Stock Unit Award Agreement, dated July 27, 2025, between LifeMD, Inc. and Shayna Webb Dray	8-K	10.5	07/31/2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date:	August 5, 2025

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer (principal financial officer)
Date:	August 5, 2025

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (principal accounting officer)
Date:	August 5, 2025

