Form 10-Q
period 2025-09-30
LifeMD, Inc.
filed 2025-11-17
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 14, 2025, there were 48,135,885 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$23,785,771	$35,004,924
Accounts receivable	9,244,321	10,854,084
Product deposit	370,518	40,763
Inventory	3,432,382	2,797,358
Other current assets	4,252,613	3,672,231
Total Current Assets	41,085,605	52,369,360
Non-current Assets
Equipment, net	2,584,829	1,479,184
Right of use assets, net	5,578,992	6,400,596
Capitalized software, net	15,175,634	13,816,501
Intangible assets, net	1,558,318	2,030,656
Total Non-current Assets	24,897,773	23,726,937
Total Assets	$65,983,378	$76,096,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$19,554,735	$16,009,484
Accrued expenses	22,079,805	22,811,763
Current operating lease liabilities	673,482	508,537
Current portion of convertible long-term debt	-	8,444,444
Deferred revenue	14,355,531	19,625,940
Total Current Liabilities	56,663,553	67,400,168
Long-term Liabilities
Convertible long-term debt, net	-	9,885,057
Noncurrent operating lease liabilities	5,851,673	6,265,192
Contingent consideration	100,000	100,000
Total Liabilities	62,615,226	83,650,417
Commitments and contingencies (Note 11)
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $35.8 million as of September 30, 2025 and December 31, 2024	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 46,686,350 and 42,293,907 shares issued, 46,583,310 and 42,190,867 outstanding as of September 30, 2025 and December 31, 2024, respectively	466,864	422,939
Additional paid-in capital	248,801,209	230,508,339
Accumulated deficit	(247,790,178)	(239,850,931)
Treasury stock, 103,040, at cost, as of September 30, 2025 and December 31, 2024	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity (Deficit)	1,314,334	(9,083,214)
Non-controlling interest	2,053,818	1,529,094
Total Stockholders’ Equity (Deficit)	3,368,152	(7,554,120)
Total Liabilities and Stockholders’ Equity (Deficit)	$65,983,378	$76,096,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Telehealth revenue, net	$47,279,933	$40,154,683	$147,186,714	$109,687,054
WorkSimpli revenue, net	12,892,537	13,117,611	39,788,325	39,650,009
Total revenues, net	60,172,470	53,272,294	186,975,039	149,337,063
Cost of revenues
Cost of telehealth revenue	6,714,235	4,300,877	21,689,400	13,049,315
Cost of WorkSimpli revenue	693,678	712,664	1,793,133	1,589,318
Total cost of revenues	7,407,913	5,013,541	23,482,533	14,638,633
Gross profit	52,764,557	48,258,753	163,492,506	134,698,430

Expenses
Selling and marketing expenses	29,474,490	26,611,672	87,793,648	77,164,480
General and administrative expenses	16,589,390	18,115,143	51,210,246	51,160,883
Customer service expenses	2,784,320	2,804,210	9,086,549	7,385,669
Other operating expenses	3,039,135	2,112,169	8,582,655	6,318,791
Development costs	2,846,436	2,611,833	8,265,842	7,101,655
Total expenses	54,733,771	52,255,027	164,938,940	149,131,478
Operating loss	(1,969,214)	(3,996,274)	(1,446,434)	(14,433,048)
Interest expense, net	(262,456)	(558,597)	(1,551,758)	(1,567,743)
Loss on debt extinguishment	(1,155,851)	-	(1,155,851)	-
Net loss before income taxes	(3,387,521)	(4,554,871)	(4,154,043)	(16,000,791)
Income tax expense	(169,134)	(232,523)	(169,134)	(232,523)
Net income (loss)	(3,556,655)	(4,787,394)	(4,323,177)	(16,233,314)
Net income (loss) attributable to non-controlling interest	249,462	(129,472)	1,286,382	237,037
Net loss attributable to LifeMD, Inc.	(3,806,117)	(4,657,922)	(5,609,559)	(16,470,351)
Preferred stock dividends	(776,563)	(776,563)	(2,329,688)	(2,329,688)
Net loss attributable to LifeMD, Inc. common stockholders	$(4,582,680)	$(5,434,485)	$(7,939,247)	$(18,800,039)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.10)	$(0.13)	$(0.18)	$(0.46)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.10)	$(0.13)	$(0.18)	$(0.46)
Weighted average number of common shares outstanding:
Basic	46,162,625	42,020,965	44,575,553	40,857,344
Diluted	46,162,625	42,020,965	44,575,553	40,857,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2024	1,400,000	$140	38,358,641	$383,585	$217,550,583	$(215,335,665)	$(163,701)	$2,434,942	$1,754,107	$4,189,049
Stock compensation expense	-	-	943,375	9,434	2,534,996	-	-	2,544,430	-	2,544,430
Stock issued for noncontingent consideration payment	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	1,250	13	7,800	-	-	7,813	-	7,813
Cashless exercise of warrants	-	-	1,268,476	12,685	(12,685)	-	-	-	-	-
Cashless exercise of options	-	-	64,113	641	(641)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(302,817)	(302,817)
Net (loss) income	-	-	-	-	-	(4,135,750)	-	(4,135,750)	224,788	(3,910,962)
Balance, March 31, 2024	1,400,000	$140	40,731,676	$407,316	$220,721,095	$(220,247,978)	$(163,701)	$716,872	$1,676,078	$2,392,950
Stock compensation expense	-	-	142,250	1,423	4,189,753	-	-	4,191,176	-	4,191,176
Exercise of stock options	-	-	75,000	750	99,250	-	-	100,000	-	100,000
Cashless exercise of stock options	-	-	448,664	4,487	(4,487)	-	-	-	-	-
Cashless exercise of warrants	-	-	361,982	3,620	(3,620)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(264,231)	(264,231)
Net (loss) income	-	-	-	-	-	(7,676,679)	-	(7,676,679)	141,721	(7,534,958)
Balance, June 30, 2024	1,400,000	$140	41,759,572	$417,596	$225,001,991	$(228,701,219)	$(163,701)	$(3,445,193)	$1,553,568	$(1,891,625)
Stock compensation expense	-	-	150,000	1,500	2,392,735	-	-	2,394,235	-	2,394,235
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net loss	-	-	-	-	-	(4,657,922)	-	(4,657,922)	(129,472)	(4,787,394)
Balance, September 30,2024	1,400,000	$140	41,909,572	$419,096	$227,394,726	$(234,135,704)	$(163,701)	$(6,485,443)	$1,388,096	(5,097,347)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Interest	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(239,850,931)	$(163,701)	$(9,083,214)	$1,529,094	$(7,554,120)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of stock options	-	-	56,139	561	(561)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net income	-	-	-	-	-	(183,778)	-	(183,778)	531,845	348,067
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(240,811,272)	$(163,701)	$(7,495,027)	$2,024,939	$(5,470,088)
Stock compensation expense	-	-	346,250	3,463	2,091,151	-	-	2,094,614	-	2,094,614
Cashless exercise of stock options	-	-	50,119	501	(501)	-	-	-	-	-
Cashless exercise of warrants	-	-	390,115	3,901	(3,901)	-	-	-	-	-
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Stock issued for asset acquisition	-	-	50,000	500	302,500	-	-	303,000	-	303,000
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(276,119)	(276,119)
Net (loss) income	-	-	-	-	-	(1,619,664)	-	(1,619,664)	505,075	(1,114,589)
Balance, June 30, 2025	1,400,000	$140	45,141,226	$451,412	$236,426,008	$(243,207,498)	$(163,701)	$(6,493,639)	$2,253,895	$(4,239,744)
Stock compensation expense	-	-	655,611	6,556	3,191,480	-	-	3,198,036	-	3,198,036
Cashless exercise of stock options	-	-	25,273	253	(253)	-	-	-	-	-
Exercise of stock options	-	-	1,250	13	5,937	-	-	5,950	-	5,950
Exercise of warrants	-	-	100,000	1,000	463,950	-	-	464,950	-	464,950
Sale of common stock under ATM, net	-	-	762,990	7,630	8,714,087	-	-	8,721,717	-	8,721,717
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(449,539)	(449,539)
Net (loss) income	-	-	-	-	-	(3,806,117)	-	(3,806,117)	249,462	(3,556,655)
Balance, September 30, 2025	1,400,000	$140	46,686,350	$466,864	$248,801,209	$(247,790,178)	$(163,701)	$1,314,334	$2,053,818	$3,368,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIFEMD, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,323,177)	$(16,233,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	234,369	301,331
Amortization of capitalized software	7,087,054	5,884,893
Amortization of intangibles	775,338	737,836
Accretion of consideration payable	-	13,644
Loss on debt extinguishment	1,155,851	-
Depreciation of fixed assets	609,569	321,698
Noncash operating lease expense	821,604	529,038
Stock compensation expense	7,841,178	9,129,841
Changes in Assets and Liabilities
Accounts receivable	1,609,763	(5,222,534)
Product deposit	(329,755)	349,095
Inventory	(635,024)	114,489
Other current assets	(580,382)	(2,303,495)
Operating lease liabilities	(248,574)	(446,682)
Deferred revenue	(5,270,408)	10,874,430
Accounts payable	3,545,251	4,782,614
Accrued expenses	(731,959)	7,607,005
Net cash provided by operating activities	11,560,698	16,439,889
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs(a)	(8,446,187)	(7,546,346)
Purchase of equipment	(1,715,214)	(1,265,447)
Purchase of intangible assets	-	(3,798)
Net cash used in investing activities	(10,161,401)	(8,815,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt instruments	(18,719,721)	-
Sale of common stock under ATM, net	8,721,717	-
Preferred stock dividends	(2,329,688)	(2,329,688)
Repayment of notes payable, net of prepayment penalty	-	(327,597)
Cash proceeds from exercise of warrants	464,950	-
Cash proceeds from exercise of options	5,950	107,813
Contingent consideration payments for ResumeBuild acquisition	-	(31,250)
Distributions to non-controlling interest	(761,658)	(603,048)
Net cash used in financing activities	(12,618,450)	(3,183,770)
Net (decrease) increase in cash	(11,219,153)	4,440,528
Cash at beginning of period	35,004,924	33,146,725
Cash at end of period	$23,785,771	$37,587,253
Cash paid for interest and taxes
Cash paid during the period for interest	$1,461,032	$1,913,049
Cash paid during the period for taxes	$482,471	$198,176
Non-cash investing and financing activities:
Cashless exercise of options	$1,315	$5,127
Cashless exercise of warrants	$3,901	$16,305
Stock issued for debt conversion	$1,000,000	$-
Stock issued for asset acquisition	$303,000	$-
Stock issued for noncontingent consideration payment	$-	$642,000
Right of use assets	$-	$6,684,397
Operating lease liabilities	$-	$6,684,397

(a)	Approximately $2.9 million and $2.7 million was paid to a related party for capitalized software costs during the nine months ended September 30, 2025 and 2024, respectively. See Note 12—Related Party Transactions.

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli is 73.3%. On November 4, 2025, LifeMD, Inc. sold its majority ownership interest in WorkSimpli to Lion Buyer, LLC. For a description of the transaction, see Note 15—Subsequent Events.

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

Nature of Business

The Company is a direct-to-patient telehealth company providing virtual and in-home healthcare. The Company is improving the delivery of the healthcare experience through telehealth with its proprietary technology platform, affiliated and dedicated provider network, broad and expanding treatment capabilities, and the unique ability to nurture patient relationships. Direct-to-patient telehealth technology companies, like the Company, connect consumers to affiliated, licensed, healthcare professionals for care across numerous indications, including virtual medical care, weight loss, sexual health, hormone replacement therapy, hair loss and other conditions.

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

In April 2023, we launched our GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work, and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate.

Liquidity Evaluation

As of September 30, 2025, the Company has an accumulated deficit of approximately $247.8 million and a working capital deficit of approximately $15.6 million. The working capital deficit includes approximately $14.4 million of deferred revenue for which the Company expects to recognize into revenue within 12 months. The Company has incurred significant operating losses and to date, has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised (the “Avenue Warrants”). In addition, Avenue converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of September 30, 2025, there are no principal payments remaining on the Avenue Facility. The Company recorded a loss on debt extinguishment of approximately $1.2 million within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. During the three months ended September 30, 2025, the Company sold 762,990 shares of common stock under the ATM Sales Agreement, with approximately $270 thousand in fees paid to the sales agent and net proceeds of $8.7 million. As of September 30, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of September 30, 2025 of $23.8 million will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company, LifeMD Pharmacy, its majority owned subsidiary, WorkSimpli, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation.

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

Total net loss for LifeMD PC was approximately $3.8 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $10.5 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively. Total assets and liabilities for the LifeMD PC were approximately $13 thousand and $649 thousand, respectively, as of September 30, 2025 and $8 thousand and $380 thousand, respectively, as of December 31, 2024.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model to recognize revenue from contracts with customers:

1.	Identification of the contract with a customer;

2.	Identification of the performance obligations in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue when, or as, the performance obligations are satisfied.

Telehealth Subscription Revenue

For the Company’s telehealth subscription arrangements, the Company provides both one-time and subscription-based access to its telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber continuous access to the telehealth platform for the time period of the subscription. The telehealth platform access is a stand-ready obligation that is satisfied over the subscription period.

The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is a stand-ready obligation that is satisfied over the subscription period and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling prices, determined from the prices at which the Company separately sells these products and services. Revenue related to contracts with multiple performance obligations was approximately $2.5 million and $8.9 million for the three months ended September 30, 2025 and 2024, respectively, and $10.7 million and $22.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Telehealth Product Revenue

For the Company’s product-based arrangements, the Company has determined that there is a single performance obligation, which is the delivery of the product. Revenue is recognized at a point in time when control transfers to the customer, which occurs upon shipment. The Company generally records sales of finished products when the customer places and pays for the order, with products fulfilled and simultaneously shipped either by the Company or a third-party fulfillment provider. When shipment does not occur concurrently with payment, revenue recognition is deferred until the product is shipped.

The Company also provides subscription-based arrangements involving recurring shipments of products. Revenue from these recurring product shipments is recognized at the time each shipment obligation is fulfilled.

Provisions for discounts, returns, allowances, customer rebates, and similar adjustments are recorded as reductions to gross revenue in the same period in which related sales are recognized. Discounts and rebates are known at the time of sale, while estimates for returns and allowances are based on historical data and applied consistently across the Company’s product portfolio.

Customer discounts, returns and rebates on telehealth subscription and product revenues approximated $1.2 million and $1.0 million, during the three months ended September 30, 2025 and 2024, respectively, and $3.6 million and $2.8 million, during the nine months ended September 30, 2025 and 2024, respectively.

WorkSimpli Revenue

The Company, through its majority-owned subsidiary WorkSimpli, offers a subscription-based service providing a suite of software applications to its subscribers, principally on a monthly subscription basis. The software suite allows the subscriber to convert almost any type of document to another electronic form of editable document, providing ease of editing. For these subscription-based contracts with customers, the Company offers an initial 14-day trial period which is billed at $1.95, followed by a monthly subscription, or a multi-month subscription to the Company’s software suite dependent on the subscriber’s enrollment selection. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. The Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber continuous access to the WorkSimpli platform for the time period of the subscription. The WorkSimpli platform access is a stand-ready obligation that is satisfied over the subscription period. The Company allows the customer to cancel at any point during the billing cycle, in which case the customer’s subscription will not be renewed for the following month or year depending on the original subscription. The Company offers a discount for the monthly or multi-month subscriptions being purchased, which is deducted at the time of payment at the initiation of the contract term; therefore the contract price is fixed and determinable at the contract initiation. Monthly and multi-month subscriptions for the service are recorded net of the Company’s known discount rates. Customer discounts and allowances on WorkSimpli revenues approximated $900 thousand and $1.1 million during the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $2.5 million during the nine months ended September 30, 2025 and 2024, respectively.

Collaboration Revenue

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

For the three and nine months ended September 30, 2025 and 2024, the Company had the following disaggregated revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Telehealth subscription revenue	$27,300,431	45%	$20,929,511	39%	$86,452,443	46%	$45,224,718	30%
Telehealth product revenue	19,979,502	33%	19,225,172	36%	60,734,271	33%	59,462,336	40%
WorkSimpli revenue	12,892,537	22%	13,117,611	25%	39,788,325	21%	39,650,009	27%
Medifast collaboration revenue	-	-%	-	-%	-	-%	5,000,000	3%
Total revenues, net	$60,172,470	100%	$53,272,294	100%	$186,975,039	100%	$149,337,063	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. As of September 30, 2025 and December 31, 2024, the Company has accrued contract liabilities, as deferred revenue, of approximately $14.4 million and $19.6 million, respectively, which represent the following: (1) $10.1 million and $14.7 million as of September 30, 2025 and December 31, 2024, respectively, related to obligations on telehealth in-process monthly or multi-month contracts with customers, (2) $2.1 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product and (3) $2.2 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively, related to obligations on WorkSimpli in-process monthly or multi-month contracts with customers.

The amount of revenue recognized during the nine months ended September 30, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $17.3 million. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025 as revenue by September 30, 2026.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$16,902,735	$18,437,744	$19,625,940	$9,711,305
Additions	56,242,474	54,736,927	178,513,347	152,312,589
Revenue recognized	(58,789,678)	(52,588,936)	(183,783,756)	(141,438,159)
End of period	$14,355,531	$20,585,735	$14,355,531	$20,585,735

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

Accounts Receivable, net

Accounts receivable principally consist of payments due from merchant processors for the settlement of credit card transactions with customers. The merchant accounts receivable balance represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2025 and December 31, 2024, the reserve for sales returns and allowances was approximately $739 thousand and $894 thousand, respectively. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

The Company’s accounts receivable balances are as follows for each of the periods presented:

	September 30,	December 31,
	2025	2024
Beginning of period	$10,854,084	$6,265,762
End of period	$9,244,321	$10,854,084

Inventory

As of September 30, 2025 and December 31, 2024, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company owned warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of September 30, 2025 and December 31, 2024, the Company recorded an inventory reserve of approximately $153 thousand and $263 thousand, respectively.

As of September 30, 2025 and December 31, 2024, the Company’s inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$2,654,421	$1,554,600
Raw materials and packaging components	931,352	1,506,078
Inventory reserve	(153,391)	(263,320)
Total inventory, net	$3,432,382	$2,797,358

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2025 and December 31, 2024, the Company has approximately $371 thousand and $41 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2025, the Company approximates its implicit purchase commitments to be $727 thousand, of which the majority are with three vendors that manufacture the Company’s finished goods inventory for its RexMD product line.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of September 30, 2025 and December 31, 2024, the Company capitalized a net amount of $15.2 million and $13.8 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited condensed consolidated statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of September 30, 2025 and December 31, 2024, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli files a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses. Management determines the necessity for a valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s tax returns for all years since December 31, 2021, remain open to audit by all related taxing authorities. The Company has net operating loss carryforwards for federal income tax reporting purposes that may be applied against current and future taxable income. All remaining net operating loss carryforwards were generated after 2017 and can be carried forward indefinitely. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

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

The fair value of the Company’s money market account is valued using Level 1 inputs. The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the face amount of notes payable and convertible long-term debt approximate fair value for all periods presented.

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of September 30, 2025, one third-party pharmacy supplied 75% of the Company’s total fulfillment services. As of December 31, 2024, three third-party pharmacies supplied 98% of the Company’s total fulfillment services.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is currently evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to simplify and modernize the accounting for internal-use software costs. The amendments remove references to prescriptive software development stages and clarify that capitalization of eligible software development costs begins when management authorizes and commits to funding the project and it is probable the project will be completed, and the software will be used as intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified approach for in-process projects. The Company is evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

NOTE 3 – REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is revising its previously issued financial statements to correct for: (1) errors identified associated with the calculation of revenue, deferred revenue, accounts receivable and accrued expenses and (2) previously identified out-of-period adjustments. The Company has evaluated these errors in accordance with ASC 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections.

During the three months ended September 30, 2025, the Company identified errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers, which resulted in the misstatement of revenue in its previously issued 2023, 2024 annual and interim financial statements and its previously issued 2025 interim financial statements. Although the Company has determined such errors to be immaterial to its previously issued financial statements, the Company has revised its previously issued financial statements to correct these errors. The cumulative impact of such errors for periods prior to 2024 of $106 thousand has been accounted for as an adjustment to retained earnings as of January 1, 2024.

In addition, the Company previously identified various out-of-period amounts included in its previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Accordingly, the Company corrected these errors in its financial statements in the periods that the errors were identified. The Company is revising its previously issued financial statements to correct for these errors in the appropriate prior periods. The immaterial errors consist of: (1) a $1.0 million understatement of an insurance receivable and corresponding liability related to a pending legal matter previously recorded on a net basis, (2) a $1.0 million, $1.0 million and $1.5 million understatement of accounts receivable and corresponding liability related to deferred costs associated with one of the Company’s net revenue arrangements with a third-party pharmacy provider as of December 31, 2024, March 31, 2025 and June 30, 2025, respectively, (3) $1.5 million in voluntary disclosure sales tax expense that was overstated for the year ended December 31, 2024 and understated by $1.5 million for the years ended December 31, 2023, 2022 and 2021 for the Company’s WorkSimpli operating segment and (4) $0.5 million in WorkSimpli distributions that understated non-controlling interest during the three months ended December 31, 2024 and overstated non-controlling interest for the first and second quarters of 2024.

The Company will effect such revisions to its consolidated balance sheet as of December 31, 2024 and its consolidated statement of operations, consolidated statement of changes in stockholders’ equity (deficit) and consolidated statement of cash flows for the year ended December 31, 2024 in connection with the future filing of its 2025 Annual Report on Form 10-K, which contain this comparative period and will effect the revisions for the three months ended March 31, 2025 and the three and six months ended June 30, 2025 in connection with the future filings of its Form 10-Q which contain these comparative periods. The following tables present the effect of the revisions on the financial statements previously issued as of and for the year ended December 31, 2024, for the three months ended September 30, 2024, as of and for the nine months ended September 30, 2024, as of and for the three months ended March 31, 2025, for the three months ended June 30, 2025 and as of and for the six months ended June 30, 2025 as a result of the error corrections described above:

	As of and for the Year Ended December 31, 2024
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$8,217,813	$2,636,271	$10,854,084
Other current assets	$2,672,231	$1,000,000	$3,672,231
Total Current Assets	$48,733,089	$3,636,271	$52,369,360
Total Assets	$72,460,026	$3,636,271	$76,096,297
Accrued expenses	$20,811,763	$2,000,000	$22,811,763
Deferred revenue	$14,480,917	$5,145,023	$19,625,940
Total Current Liabilities	$60,255,145	$7,145,023	$67,400,168
Total Liabilities	$76,505,394	$7,145,023	$83,650,417
Accumulated deficit	$236,253,218	$3,597,713	$239,850,931
Total LifeMD, Inc. Stockholders’ Deficit	$5,485,501	$3,597,713	$9,083,214
Non-controlling interest	$(1,440,133)	$(88,961)	$(1,529,094)
Total Stockholders’ Deficit	$4,045,368	$3,508,752	$7,554,120
Total Liabilities, Mezzanine Equity and Stockholder’s Deficit	$72,460,026	$3,636,271	$76,096,297

Consolidated Statement of Operations:
Telehealth revenue, net	$158,438,631	$(3,614,556)	$154,824,075
Total revenues, net	$212,453,838	$(3,614,556)	$208,839,282
Gross profit	$188,385,359	$(3,614,556)	$184,770,803
General and administrative expenses	$72,662,021	$(1,482,913)	$71,179,108
Total expenses	$204,530,040	$(1,482,913)	$203,047,127
Operating loss	$(16,144,681)	$(2,131,643)	$(18,276,324)
Loss from operations before income taxes	$(18,326,498)	$(2,131,643)	$(20,458,141)
Net loss	$(18,728,498)	$(2,131,643)	$(20,860,141)
Net income attributable to noncontrolling interests	$153,234	$395,641	$548,875
Net loss attributable to LifeMD, Inc.	$(18,881,732)	$(2,527,284)	$(21,409,016)
Net loss attributable to LifeMD, Inc. common stockholders	$(21,987,982)	$(2,527,284)	$(24,515,266)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.07)	$(0.60)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.07)	$(0.60)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$236,253,218	$3,597,713	$239,850,931
Non-controlling interest	$(1,440,133)	$(88,961)	$(1,529,094)
Consolidated Statement of Cash Flows:
Net loss	$(18,728,498)	$(2,131,643)	$(20,860,141)
Accounts receivable	$(2,940,563)	$(1,647,760)	$(4,588,323)
Other current assets	$(1,737,721)	$(1,000,000)	$(2,737,721)
Deferred revenue	$5,652,319	$4,262,316	$9,914,635
Accrued expenses	$7,502,624	$517,087	$8,019,711
Net cash provided by operating activities	$17,513,190	$-	$17,513,190

	For the Three Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Telehealth revenue, net	$40,275,546	$(120,863)	$40,154,683
Total revenues, net	$53,393,157	$(120,863)	$53,272,294
Gross profit	$48,379,616	$(120,863)	$48,258,753
General and administrative expenses	$18,925,844	$(810,701)	$18,115,143
Total expenses	$53,065,728	$(810,701)	$52,255,027
Operating loss	$(4,686,112)	$689,838	$(3,996,274)
Loss from operations before income taxes	$(5,244,709)	$689,838	$(4,554,871)
Net loss	$(5,477,232)	$689,838	$(4,787,394)
Net loss attributable to non-controlling interests	$(345,767)	$216,295	$(129,472)
Net loss attributable to LifeMD, Inc.	$(5,131,465)	$473,543	$(4,657,922)
Net loss attributable to LifeMD, Inc. common stockholders	$(5,908,028)	$473,543	$(5,434,485)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.14)	$0.01	$(0.13)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.14)	$0.01	$(0.13)

	As of and for the Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Telehealth revenue, net	$108,549,257	$1,137,797	$109,687,054
Total revenues, net	$148,199,266	$1,137,797	$149,337,063
Gross profit	$133,560,633	$1,137,797	$134,698,430
General and administrative expenses	$52,752,961	$(1,592,078)	$51,160,883
Total expenses	$150,723,556	$(1,592,078)	$149,131,478
Operating loss	$(17,162,923)	$2,729,875	$(14,433,048)
Loss from operations before income taxes	$(18,730,666)	$2,729,875	$(16,000,791)
Net loss	$(18,963,189)	$2,729,875	$(16,233,314)
Net (loss) income attributable to noncontrolling interests	$(187,729)	$424,766	$237,037
Net loss attributable to LifeMD, Inc.	$(18,775,460)	$2,305,109	$(16,470,351)
Net loss attributable to LifeMD, Inc. common stockholders	$(21,105,148)	$2,305,109	$(18,800,039)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.52)	$0.06	$(0.46)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.52)	$0.06	$(0.46)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$235,370,384	$(1,234,680)	$234,135,704
Non-controlling interest	$(1,765,058)	$376,962	$(1,388,096)

Condensed Consolidated Statement of Cash Flows:
Net loss	$(18,963,189)	$2,729,875	$(16,233,314)
Accounts receivable	$(722,251)	$(4,450,283)	$(5,222,534)
Other current assets	$(1,303,495)	$(1,000,000)	$(2,303,495)
Deferred revenue	$7,561,943	$3,312,487	$10,874,430
Accrued expenses	$7,704,036	$(97,031)	$7,607,005

Net cash provided by operating activities	$15,944,841	$495,048	$16,439,889
Distributions to non-controlling interest	$(108,000)	$(495,048)	$(603,048)
Net cash used in financing activities	$(2,688,722)	$(495,048)	$(3,183,770)

	As of and for the Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Telehealth revenue, net	$52,456,481	$(1,568,582)	$50,887,899
Total revenues, net	$65,697,756	$(1,568,582)	$64,129,174
Gross profit	$57,054,040	$(1,568,582)	$55,485,458
Operating income	$2,542,924	$(1,568,582)	$974,342
Net income	$1,916,649	$(1,568,582)	$348,067
Net income (loss) attributable to LifeMD, Inc.	$1,384,804	$(1,568,582)	$(183,778)
Net income (loss) attributable to LifeMD, Inc. common stockholders	$608,241	$(1,568,582)	$(960,341)
Basic earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.03)	$(0.02)
Diluted earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.03)	$(0.02)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$235,644,977	$5,166,295	$240,811,272
Non-controlling interest	$(1,935,978)	$(88,961)	$(2,024,939)
Condensed Consolidated Statement of Cash Flows:
Net income	$1,916,649	$(1,568,582)	$348,067
Accounts receivable	(1,974,961)	1,507,106	(467,855)
Deferred revenue	144,985	61,475	206,460
Net cash provided by operating activities	$3,068,387	$-	$3,068,387

	For the Three Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Telehealth revenue, net	$48,563,672	$455,210	$49,018,882
Total revenues, net	$62,218,185	$455,210	$62,673,395
Gross profit	$54,787,281	$455,210	$55,242,491
Operating loss	$(906,772)	$455,210	$(451,562)
Net loss	$(1,569,799)	$455,210	$(1,114,589)
Net loss attributable to LifeMD, Inc.	$(2,074,874)	$455,210	$(1,619,664)
Net loss attributable to LifeMD, Inc. common stockholders	$(2,851,436)	$455,210	$(2,396,226)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$0.01	$(0.05)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$0.01	$(0.05)

	As of and for the Six Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Telehealth revenue, net	$101,020,153	$(1,113,372)	$99,906,781
Total revenues, net	$127,915,941	$(1,113,372)	$126,802,569
Gross profit	$111,841,321	$(1,113,372)	$110,727,949
Operating income	$1,636,152	$(1,113,372)	$522,780
Net income (loss)	$346,850	$(1,113,372)	$(766,522)
Net loss attributable to LifeMD, Inc.	$(690,070)	$(1,113,372)	$(1,803,442)
Net loss attributable to LifeMD, Inc. common stockholders	$(2,243,195)	$(1,113,372)	$(3,356,567)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.05)	$(0.03)	$(0.08)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.05)	$(0.03)	$(0.08)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$238,496,413	$4,711,085	$243,207,498
Non-controlling interest	$(2,164,934)	$(88,961)	$(2,253,895)
Condensed Consolidated Statement of Cash Flows:
Net income (loss)	$346,850	$(1,113,372)	$(766,522)
Accounts receivable	$887,684	$645,683	$1,533,367
Deferred revenue	$(2,690,893)	$(32,312)	$(2,723,205)
Accrued expenses	$(5,865,264)	$500,000	$(5,365,264)
Net cash provided by operating activities	$11,707,834	$-	$11,707,834

These accompanying notes to the unaudited condensed consolidated financial statements reflect the impact of this revision.

NOTE 4 – ACQUISITIONS

On April 24, 2025, the Company closed on the OHHMD Asset Purchase Agreement (the “OHHMD APA”) with OHHMD, PLLC, a North Carolina professional limited liability company, Doug Lucas, DO, the sole member of OHHMD, and the Company’s affiliate LifeMD Southern Patient Medical Care, P.C., a Florida professional corporation (the “PC Purchaser”), whereby the Company and the PC Purchaser acquired certain intangible assets of OHHMD, a nationwide virtual care provider focused on women’s health and hormone replacement therapies. The acquisition marked the launch of the Company’s official entry into the women’s health market and establishes a scalable clinical foundation for a comprehensive virtual health program under the LifeMD brand, focused on hormone health, bone density, metabolism, and long-term wellness.

The Company accounted for the OHHMD APA as an acquisition of assets as it was determined that OHHMD did not have substantive processes at the acquisition date and, therefore, did not meet the definition of a business under ASC 805, Business Combinations. The purchase price consisted of 50,000 shares of the Company’s common stock, issued at closing and other nominal consideration. In April 2025, the Company issued 50,000 shares of common stock with a total fair value of $303 thousand in connection with the closing of the transaction and recorded an intangible asset related to the OHHMD APA of $303 thousand which was assigned a useful life of three years. The Company has elected to group the complementary intangible assets acquired as a single brand intangible asset.

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

NOTE 5 – INTANGIBLE ASSETS

As of September 30, 2025 and December 31, 2024, the Company has the following amounts related to amortizable intangible assets:

	September 30,	December 31,	Amortizable
	2025	2024	Life
Amortizable Intangible Assets:
ResumeBuild brand	$4,500,000	$4,500,000	5 years
Customer relationship asset	1,006,840	1,006,840	3 years
Cleared trade name	133,339	133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
Website domain names	175,397	175,397	3 years
OHHMD brand	303,000	-	3 years
Less: accumulated amortization	(4,773,178)	(3,997,840)
Total intangible assets, net	$1,558,318	$2,030,656

The aggregate amortization expense of the Company’s intangible assets for the three months ended September 30, 2025 and 2024 was $269 thousand and $246 thousand, respectively, and for the nine months ended September 30, 2025 and 2024 was $775 thousand and $738 thousand, respectively.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2025 and December 31, 2024, the Company has the following amounts related to accrued expenses:

	September 30,	December 31,
	2025	2024
Accrued selling and marketing expenses	$9,800,290	$9,149,967
Accrued compensation	3,212,847	5,469,482
Accrued legal and professional fees	2,713,962	1,825,233
Accrued deferred costs	1,800,000	1,000,000
Sales tax payable	1,467,447	2,267,447
Accrued dividends payable	776,563	776,563
Other accrued expenses	2,308,696	2,323,071
Total accrued expenses	$22,079,805	$22,811,763

NOTE 7 – CONVERTIBLE LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. In addition, Avenue converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock, at a price per share equal to $1.49. As of September 30, 2025, there is $0 in term loans remaining to be converted.

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

On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of September 30, 2025, there are no principal payments remaining on the Avenue Facility. The Company recorded a loss on debt extinguishment of $1.2 million within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025.

Total interest expense on convertible long-term debt, inclusive of amortization of debt discounts, amounted to approximately $241 thousand and $681 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

Options and Warrants

During the nine months ended September 30, 2025, the Company issued an aggregate of 131,531 shares of common stock related to the cashless exercise of options.

During the nine months ended September 30, 2025, the Company issued an aggregate of 390,115 shares of common stock related to the cashless exercise of warrants.

During the nine months ended September 30, 2025, the Company issued an aggregate of 100,000 shares of common stock related to the exercise of warrants for total proceeds of approximately $465 thousand.

During the nine months ended September 30, 2025, the Company issued an aggregate of 1,250 shares of common stock related to the exercise of options for total proceeds of approximately $6 thousand.

Common Stock

During the nine months ended September 30, 2025, the Company issued an aggregate of 2,284,515 shares of common stock for service, including vested restricted stock.

During the nine months ended September 30, 2025, the Company issued an aggregate of 50,000 shares of common stock related to the OHHMD APA.

During the nine months ended September 30, 2025, the Company issued an aggregate of 762,990 shares of common stock related to the ATM Sales Agreement and net proceeds received were $8.7 million.

On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue.

Non-controlling Interest

Net income attributed to non-controlling interest amounted to approximately $249 thousand for the three months ended September 30, 2025 compared to net loss of $129 thousand for the three months ended September 30, 2024. During the three months ended September 30, 2025 and 2024, the Company paid distributions to non-controlling interest holders of approximately $450 thousand and $36 thousand, respectively. Net income attributed to the non-controlling interest amounted to $1.3 million and $237 thousand for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid distributions to non-controlling shareholders of $762 thousand and $603 thousand, respectively.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The dividends are included in the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024. Dividends declared and paid on the Series A Preferred Stock during the nine months ended September 30, 2025 and 2024 are as follows:

Declaration Date	Record Date	Payment Date
March 25, 2025	April 4, 2025	April 15, 2025
June 23, 2025	July 3, 2025	July 15, 2025
September 23, 2025	October 3, 2025	October 15, 2025
March 26, 2024	April 5, 2024	April 15, 2024
June 25, 2024	July 5, 2024	July 15, 2024
September 24, 2024	October 4, 2024	October 15, 2024

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

As of September 30, 2025, the Amended 2020 Plan provided for the issuance of up to 8,250,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 867,511 shares as of September 30, 2025.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan.

The following is a summary of outstanding options activity under our Amended 2020 Plan for the nine months ended September 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	515,667	$1.84 – 13.74	4.81 years	$8.28
Granted	-	-	-	-
Exercised	(31,750)	4.76 – 6.17	1.04 years	5.72
Cancelled/Forfeited/Expired	(224,667)	4.57 – 10.93	5.74 years	9.09
Balance at September 30, 2025	259,250	$1.84 – 13.74	2.98 years	$7.89

Exercisable at December 31, 2024	504,787	$1.84 – 13.74	4.84 years	$8.39
Exercisable at September 30, 2025	258,972	$1.84 – 13.74	2.98 years	$7.89

Total compensation expense for the Amended 2020 Plan options above was approximately $1 thousand and $109 thousand for the three months ended September 30, 2025 and 2024, respectively, with no unamortized expense remaining as of September 30, 2025. Total compensation expense under the Amended 2020 Plan options above was approximately $29 thousand and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, 30,500 options were exercised on a cashless basis, which resulted in 17,613 shares issued, and 1,250 options were exercised for cash. As of September 30, 2025, aggregate intrinsic value of vested service-based options outstanding was $421 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the nine months ended September 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance, December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Granted	30,000	7.50	1.37 years	7.50
Exercised	(197,000)	1.15 – 7.55	4.55 years	3.73
Cancelled/Forfeited/Expired	(60,000)	2.50 – 7.50	3.62 years	5.83
Balance at September 30, 2025	455,333	$1.00 – 11.98	2.78 years	$4.19

Exercisable December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Exercisable at September 30, 2025	455,333	$1.00 – 11.98	2.78 years	$4.19

The total fair value of the options granted during the nine months ended September 30, 2025 was $163 thousand, which was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 5 years, volatility of 108.5%, and risk-free rate of 4.34%. Total compensation expense under the above service-based option plan was $0 and $25 thousand for the three months ended September 30, 2025 and 2024, respectively, with no unamortized expense remaining as of September 30, 2025. Total compensation expense under the above service-based option plan was $145 thousand and $266 thousand for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, 197,000 options were exercised on a cashless basis, which resulted in 113,918 shares issued. As of September 30, 2025, aggregate intrinsic value of vested service-based options outstanding was $1.3 million.

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2025:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	90,000	$1.25 – 2.50	2.30 years	$1.69
Granted	50,000	1.25 – 1.75	1.88 years	1.50
Cancelled/Forfeited/Expired	(60,000)	1.25 – 2.50	1.40 years	1.67
Balance at September 30, 2025	80,000	$1.25 – 1.75	1.88 years	$1.59

Exercisable December 31, 2024	25,000	$1.75 – 2.50	1.40 years	$2.05
Exercisable at September 30, 2025	65,000	$1.25 – 1.75	1.85 years	$1.56

Total compensation expense under the above performance-based options plan was $535 thousand for the three and nine months ended September 30, 2025. No compensation expense was recognized on the performance-based options above for the three and nine months ended September 30, 2024, as the performance terms have not been met or are not probable. As of September 30, 2025, aggregate intrinsic value of vested performance options outstanding was $416 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity under our Amended 2020 Plan for the nine months ended September 30, 2025:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2024	3,049,944
Granted	1,493,000
Vested	(1,890,277)
Cancelled/Forfeited	(45,000)
Balance at September 30, 2025	2,607,667

The total fair value of the 1,493,000 RSUs and RSAs granted was $10.5 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $2.7 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, with unamortized expense remaining of approximately $9.6 million as of September 30, 2025. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was $7.1 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, 2,022,015 RSUs and RSAs were issued, which included 1,745,333 RSUs and RSAs that vested during the nine months ended September 30, 2025, and 276,682 RSUs and RSAs that vested previously.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity (outside of our Amended 2020 Plan) for the nine months ended September 30, 2025:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2024	300,000
Granted	-
Vested	(200,000)
Balance at September 30, 2025	100,000

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 and $202 thousand for the three months ended September 30, 2025 and 2024, respectively, with no unamortized expense remaining as of September 30, 2025. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 and $712 thousand for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, 262,500 RSUs and RSAs were issued, which included 200,000 RSUs and RSAs that vested during the nine months ended September 30, 2025 and 62,500 RSUs and RSAs that vested previously.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2025:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.65
Exercised	(537,984)	1.24 – 4.75	2.00 years	1.89
Cancelled/Forfeited/Expired	-	-	-	-
Balance at September 30, 2025	1,205,746	$1.24 – 12.00	1.87 years	$5.85

Exercisable December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.63
Exercisable September 30, 2025	1,205,746	$1.24 – 12.00	1.87 years	$5.85

Total compensation expense on the above warrants for services was $0 for both the three and nine months ended September 30, 2025 and 2024, with no unamortized expense remaining as of September 30, 2025. During the nine months ended September 30, 2025, 437,984 warrants were exercised on a cashless basis, which resulted in 390,115 shares issued and 100,000 warrants were exercised for cash.

Stock-based Compensation

The total stock-based compensation expense related to common stock granted for service-based stock options, performance-based stock options, warrants, RSUs and RSAs amounted to approximately $3.2 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively. Such amounts are included in general and administrative expenses in the unaudited condensed consolidated statement of operations. Unamortized expense remaining related to service-based stock options, performance-based stock options, warrants, RSUs and RSAs was approximately $9.6 million as of September 30, 2025, which is expected to be recognized through 2028.

NOTE 9 – EARNINGS (LOSS) PER SHARE

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

Basic loss per share is the same as diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024, because the inclusion of potential shares of common stock would have been anti-dilutive. The following table discloses the securities that were not included in the computation of diluted net earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs and RSAs	1,619,557	2,394,915	1,357,172	2,329,055
Stock options	345,504	1,397,000	440,877	1,694,583
Warrants	622,263	1,743,730	979,360	1,960,189
Convertible long-term debt	-	671,141	671,141	671,141
Total	2,587,324	6,206,786	3,448,550	6,654,968

NOTE 10 – LEASES

The Company leases office spaces domestically under operating leases including: (1) the Company’s headquarters in New York, New York for which the lease expires in 2028, (2) a marketing and sales center in Huntington Beach, California for which the lease expires in 2027, (3) a patient care center in Greenville, South Carolina for which the lease expires in 2032, with an additional five year option to extend, for which the Company expects to utilize, and (4) a warehouse and pharmacy operations center in Lancaster, Pennsylvania for which the lease expires in 2029, with an additional five year option to extend, for which the Company expects to utilize. WorkSimpli leases two office spaces in Puerto Rico for which the leases expire in 2026.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of September 30, 2025:

Right-of-use assets	$5,578,992
Current operating lease liabilities	$673,482
Noncurrent operating lease liabilities	$5,851,673

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2025:

Fiscal year 2025	$298,556
Fiscal year 2026	1,333,216
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Thereafter	5,858,722
Less: imputed interest	(3,881,482)
Present value of operating lease liabilities	$6,525,155

Operating lease expenses were approximately $415 thousand and $289 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $747 thousand for the nine months ended September 30, 2025 and 2024, respectively, and were included in other operating expenses in our unaudited condensed consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	September 30,
	2025	2024
Cash paid for operating lease liabilities	$655,253	$615,281

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term in years	10.26	10.39
Weighted average discount rate	10.90%	10.96%

Additionally, the Company utilizes office space in Puerto Rico on a month-to-month basis incurring rental expense of approximately $3 thousand per month.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2025, the Company approximates its implicit purchase commitments to be $727 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2025, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s consolidated financial position.

On August 27, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York (“EDNY”) against the Company, the Company’s Chief Executive Officer, Mr. Schreiber, and the Company’s Chief Financial Officer, Mr. Benathen, (collectively, the “Defendants”), captioned Johnston v. LifeMD, Inc., et al., Case No. 25-cv-04761, alleging: (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the Defendants for making false and misleading statements; and (ii) violations of Section 20(a) of the Exchange Act by the individual officer defendants as alleged control persons. On October 24, 2025, the EDNY granted the joint motion to transfer the class action complaint from the EDNY to the United States District Court for the Southern District of New York (“SDNY”). On October 27, 2025, the plaintiffs filed motions to be appointed lead plaintiff. The Company intends to defend vigorously against the class action.

In the months following filing of the class action complaint, four putative shareholder derivative complaints were filed, captioned: (i) Greenberg v. Schreiber et al., Case No. 25-cv-5075 (EDNY), (ii) Poulos v. Schreiber et al., Case No. 25-cv-5197 (EDNY), (iii) Shibata v. Schreiber et al., Case No. 25-cv-5284-JMW (EDNY) and (iv) Ellis v. Schreiber, et al. 125-cv-09343 (SDNY). These complaints alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Exchange Act Sections 10(b) and 21D by the Company’s officers and directors. The shareholder derivative complaints are based primarily on the same alleged conduct underlying the class action complaint described above, and seek damages in an unspecified amount and other relief. While the Company does not believe that any of the class action or shareholder derivative complaints will have a material adverse effect on the Company’s business, results of operations and financial condition, failure to obtain a favorable resolution of these complaints could have such a material adverse effect.

On August 23, 2023, a purported putative class action complaint captioned Marden v. LifeMD, Inc., Case No. 23-cv-07469, was filed in the United States District Court for the Southern District of New York (the “Marden Complaint”) against the Company’s RexMD brand. The Marden Complaint alleges, inter alia, unauthorized disclosure of certain information of class members to third parties. On November 21, 2023, the plaintiffs amended the Marden Complaint. On March 4, 2024, the Company moved to dismiss the Marden Complaint. On July 12, 2024, the parties attended a mediation. On November 1, 2024, the plaintiffs filed a notice of voluntary dismissal of the Southern District of New York case and on November 25, 2024, the plaintiffs refiled the case via a new complaint captioned W.M.F. & Matthew Marden v. LifeMD, Inc., Case No. A-24-906800-C, in the District Court of Clark County, Nevada. On June 4, 2025, the Court approved a preliminary class action settlement. On September 30, 2025, the final approval hearing for the settlement was held, and the settlement was formally approved by the Court, certifying the class for settlement purposes and dismissing the case with prejudice. The Company recorded approximately $1.1 million for the estimated settlement liability, which is reflected in accrued expenses within the Company’s unaudited condensed consolidated financial statements as of September 30, 2025.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the nine months ended September 30, 2025 and 2024, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. The Company paid CloudBoson a total of approximately $1.1 million and $838 thousand during the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $2.7 million during the nine months ended September 30, 2025 and 2024, respectively, for these services. The Company had no outstanding payables to CloudBoson as of September 30, 2025 and owed CloudBoson $56 thousand as of December 31, 2024.

Legal Services

During the nine months ended September 30, 2024, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which an immediate family member of Robert Jindal, one of the Company’s former directors, is the Company’s relationship partner, to provide legal services. King & Spalding ceased to be a related party of the Company on December 18, 2024. The Company paid King & Spalding a total of approximately $140 thousand during the three months ended September 30, 2024, and $591 thousand during the nine months ended September 30, 2024 for these services. The Company had no outstanding payables to King & Spalding as of December 31, 2024.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock, with a fair value of $131 thousand, related to this agreement during the nine months ended September 30, 2025.

On June 14, 2023, Naveen Bhatia, a former member of the Board, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 restricted shares of common stock, with a fair value of $168 thousand, related to this agreement during the nine months ended September 30, 2025. On January 24, 2025, Mr. Bhatia entered into another consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 restricted shares of the Company’s common stock, of which 50,000 restricted shares vested on the execution of the agreement and 50,000 restricted shares will vest on the one-year anniversary of the agreement. The Company issued 50,000 restricted shares of common stock, with a fair value of $257 thousand, related to this agreement during the nine months ended September 30, 2025.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, includes an annual base salary increase to $240 thousand. During the nine months ended September 30, 2025 and 2024, the Company paid Mr. Schreiber approximately $175 thousand and $163 thousand, respectively, in connection with his employment.

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Mr. Schreiber dated August 16, 2017. The amendment modifies the performance-based vesting conditions of a previously granted stock option award for 50,000 common shares, by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company recorded stock-based compensation expense related to this amendment of $535 thousand during the nine months ended September 30, 2025.

NOTE 13 – INCOME TAXES

Due to the Company’s losses and full valuation allowance, a discrete calculation was prepared for the nine month period ended September 30, 2025.

The current income tax expense for the nine months ended September 30, 2025 was approximately $169 thousand. For the nine months ended September 30, 2024, the Company’s income tax expense was approximately $233 thousand.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of assets and liabilities. Management evaluates the realizability of deferred tax assets and maintains a valuation allowance as appropriate. There have been no significant changes in uncertain tax positions during the three and nine months ended September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The OBBBA also includes certain changes to the US taxation of foreign activity. The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation is not expected to have a material impact on its income tax provision, net deferred tax assets or liabilities, or estimated annual effective tax rate for the three and nine months ended September 30, 2025.

NOTE 14 – SEGMENT DATA

Our portfolio of brands are included within two operating segments: Telehealth and WorkSimpli. Our CODM is our Chief Executive Officer. The CODM uses segment operating income or loss to determine segment profitability in order to assess performance and allocate resources for the Company’s operating segments based on monitoring of budgeted versus actual results.

Relevant segment data for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Telehealth
Revenue, net	$47,279,933	$40,154,683	$147,186,714	$109,687,054
Cost of revenue	6,714,235	4,300,877	21,689,400	13,049,315
Significant Segment Expenses:
Selling and marketing expenses	22,563,994	18,120,390	66,988,030	52,283,127
Payroll expenses	7,422,880	8,135,818	22,719,082	21,148,004
Merchant processing fees	1,840,614	2,000,523	5,930,182	5,036,379
Other general and administrative expenses	6,701,571	7,241,212	23,232,089	20,055,420
Other segment items(1)	5,080,013	4,101,385	13,199,909	13,672,118
Segment operating loss	$(3,043,374)	$(3,745,522)	$(6,571,978)	$(15,557,309)

WorkSimpli
Revenue, net	$12,892,537	$13,117,611	$39,788,325	$39,650,009
Cost of revenue	693,678	712,664	1,793,133	1,589,318
Significant Segment Expenses:
Selling and marketing expenses	6,910,496	8,491,282	20,805,618	24,881,353
Payroll expenses	891,089	637,206	2,286,751	3,033,994
Merchant processing fees	787,022	843,087	2,421,009	2,450,340
Other general and administrative expenses	1,426,339	1,548,028	4,243,040	4,168,593
Other segment items(1)	1,109,753	1,136,096	3,113,230	2,402,150
Segment operating income (loss)	$1,074,160	$(250,752)	$5,125,544	$1,124,261

Consolidated
Revenue, net	$60,172,470	$53,272,294	$186,975,039	$149,337,063

Segment operating loss	$(1,969,214)	$(3,996,274)	$(1,446,434)	$(14,433,048)
Interest expense, net	(262,456)	(558,597)	(1,551,758)	(1,567,743)
Loss on debt extinguishment	(1,155,851)	-	(1,155,851)	-
Net loss	$(3,387,521)	$(4,554,871)	$(4,154,043)	$(16,000,791)

(1)	Other segment items include stock-based compensation and depreciation and amortization for our Telehealth segment and depreciation and amortization for our WorkSimpli segment.

Total Assets	September 30, 2025	December 31, 2024
Telehealth	$56,046,430	$65,976,661
WorkSimpli	9,936,948	10,119,636
Consolidated	$65,983,378	$76,096,297

Total expenditures for purchases of capitalized software, equipment, and intangible assets, which are reported on the Company’s unaudited condensed consolidated statements of cash flows totaled $7.6 million and $6.4 million for our Telehealth segment during the nine months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.4 million for our WorkSimpli segment during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Stock Issued for Service

In October 2025, the Company issued 68,000 shares of common stock related to vested restricted stock with a total fair value of $300 thousand.

WorkSimpli Sale

On November 4, 2025, the Company entered into and simultaneously consummated the closing of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, as a Seller and Seller Representative and the other seller parties thereto (collectively, the “Sellers”), WorkSimpli and Lion Buyer, LLC, a Delaware limited liability company (the “Purchaser”), for the sale by the Sellers of all of their right, title, and interest in WorkSimpli, representing 80% of the outstanding units in WorkSimpli, to the Purchaser (the “Transaction”).

The aggregate purchase price for the units is based on an enterprise value of approximately $65.0 million, with 46.2%, or $24.0 million, paid at close as the base purchase price, subject to an adjustment holdback amount and post-closing adjustments for net working capital, cash, closing date indebtedness, and company transaction expenses, and 53.8%, or $28.0 million, subject to future performance targets, for an aggregate purchase consideration to the Sellers of up to $52.0 million. The Company received 91.6% of the base purchase price, or $22.0 million, based on its pro rata portion of the units held by the Sellers. The Company would receive up to $25.6 million of the purchase price subject to future performance targets. The assets and liabilities and results of operations for WorkSimpli are classified in continuing operations for all periods presented in the unaudited condensed consolidated financial statements.

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

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, a wholly-owned affiliated commercial pharmacy, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and a patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 311,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped approximately 1,293,000 customers and patients by providing them with greater access to high-quality, convenient, and affordable care.

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

In June 2024, the Company launched the acceptance of private health insurance for its virtual primary care services, including weight management for medically qualified patients. Initially available in select states, the Company plans to continue enrollments with private payors to facilitate access to medically necessary services, ultimately having broad coverage options across all 50 states. In April 2025, the Company expanded acceptance of insurance to Medicare beneficiaries for qualifying care. Initially available to more than 21 million Medicare Part B beneficiaries in 26 states, the Company expects to expand access to medically necessary services for more than 60 million Medicare beneficiaries nationwide, with access to qualifying services across 49 states.

Our telehealth revenue increased 34% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Total revenue from recurring subscriptions is approximately 95%. In addition to our telehealth business, we owned 73.3% of WorkSimpli, which operates PDFSimpli, a software as a service platform for converting, signing, editing, and sharing PDF documents. WorkSimpli revenue from recurring subscriptions is 100%.

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

○

LifeMD is a telehealth brand that offers access to virtual primary care and telehealth services, offering comprehensive healthcare solutions across more than 200 conditions. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. LifeMD’s offering is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and a prescription discount card. LifeMD has served over 596,000 customers and patients to date.

In April 2023, we launched our rapidly growing GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. Since inception, our Weight Management Program has grown exponentially to approximately 82,000 patient subscribers as of September 30, 2025, remaining at the forefront of the rapidly growing GLP-1 weight loss market, with our highly differentiated and comprehensive offering. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate - which is expected to grow the program’s addressable market.

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

○	Rex MD is a men’s telehealth platform brand that offers access to virtual medical treatment for a variety of men’s health needs, including erectile dysfunction, premature ejaculation and hair loss. After treatment from an affiliated licensed physician, if appropriate, one of our partner pharmacies will dispense and ship prescription medications and OTC products directly to the customer. Since Rex MD’s initial launch, it has expanded into additional indications including weight management and testosterone replacement therapy. Rex MD has served more than 668,000 customers and patients to date.

○	ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the United States (“U.S.”) and has served approximately 261,000 customers and patients to date.

To support our telehealth brands, in November 2024 we announced the opening of a state-of-the-art wholly-owned affiliated commercial pharmacy, marking an important milestone in creating a fully integrated, end-to-end telehealth platform. This 22,500-square-foot facility, located in Lancaster, PA and designed to fill up to 5,000 daily prescriptions, allows us to offer patients a more cohesive care journey for relevant conditions from initial consultation to prescription fulfillment within a single integrated ecosystem. In September 2025, we expanded our pharmacy to include advanced non-sterile compounding capabilities for oral and topical medications, so that we could deliver tailored therapies designed to meet evolving patient needs while improving efficiency and reducing reliance on third-party providers.

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

During the nine months ended September 30, 2025, LifeMD executed its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to offer streamlined access of single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide) to the Company’s eligible patients. LifeMD also announced plans to offer a simplified pathway for cash-pay patients to access all FDA-approved dose strengths of Wegovy® directly within LifeMD’s virtual care platform and an additional offering through its collaboration with Novo Nordisk that provides access to Ozempic® for patients with type 2 diabetes.

Majority Owned Subsidiary: WorkSimpli

WorkSimpli is a leading provider of workplace and document services for consumers, gig workers, and small businesses. WorkSimpli operates the following brands: (1) PDFSimpli, an online software as a service platform that allows users to create, edit, convert, sign, and share PDF documents, (2) ResumeBuild, a leading provider of digital resume and cover letter services, (3) SignSimpli, a digital signature platform and (4) LegalSimpli, a provider of legal forms for consumers and small businesses. As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli was 73.3%. WorkSimpli had approximately 141,000 active subscriptions as of September 30, 2025.

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. The sale positions the Company as a pure-play telehealth technology company focused on scaling its virtual care and pharmacy operations. For a description of the transaction, see Note 15—Subsequent Events.

Results of Operations

During the three months ended September 30, 2025, the Company identified and corrected errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers as well as various out-of-period amounts included in our previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Information presented in the tables below for the three and nine months ended September 30, 2024 has been revised to reflect these corrections. See Note 3—Revisions to Previously Issued Financial Statements.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Our financial results for the three months ended September 30, 2025 are summarized as follows in comparison to the three months ended September 30, 2024:

	September 30, 2025		September 30, 2024
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$47,279,933	78,57%	$40,154,683	75.38%
WorkSimpli revenue, net	12,892,537	21,43%	13,117,611	24.62%
Total revenue, net	60,172,470	100%	53,272,294	100%
Cost of telehealth revenue	6,714,235	11.16%	4,300,877	8.07%
Cost of WorkSimpli revenue	693,678	1.15%	712,664	1.34%
Total cost of revenue	7,407,913	12.31%	5,013,541	9.41%
Gross profit	52,764,557	87.69%	48,258,753	90.59%
Selling and marketing expenses	29,474,490	48.98%	26,611,672	49.97%
General and administrative expenses	16,589,390	27.57%	18,115,143	34.00%
Customer service expenses	2,784,320	4.63%	2,804,210	5.26%
Other operating expenses	3,039,135	5.05%	2,112,169	3.96%
Development costs	2,846,436	4.73%	2,611,833	4.90%
Total expenses	54,733,771	90.96%	52,255,027	98.09%
Operating loss	(1,969,214)	(3.27)%	(3,996,274)	(7.50)%
Interest expense, net	(262,456)	(0.44)%	(558,597)	(1.05)%
Loss on debt extinguishment	(1,155,851)	(1.92)%	-	-%
Net loss before income taxes	(3,387,521)	(5.63)%	(4,554,871)	(8.55)%
Income tax expense	(169,134)	(0.28)%	(232,523)	(0.44)%
Net loss	(3,556,655)	(5.91)%	(4,787,394)	(8.99)%
Net income (loss) attributable to non-controlling interest	249,462	0.42%	(129,472)	(0.25)%
Net loss attributable to LifeMD, Inc.	(3,806,117)	(6.33)%	(4,657,922)	(8.74)%
Preferred stock dividends	(776,563)	(1.29)%	(776,563)	(1.46)%
Net loss attributable to LifeMD, Inc. common stockholders	$(4,582,680)	(7.62)%	$(5,434,485)	(10.20)%

Total revenue, net. Revenues for the three months ended September 30, 2025 were approximately $60.2 million, an increase of 13% compared to approximately $53.3 million for the three months ended September 30, 2024. The increase in revenues was attributable to an increase in telehealth subscription revenue, primarily for LifeMD primary care which experienced an increase of approximately $6.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in online sales demand. Telehealth revenue accounts for 79% of total revenue. WorkSimpli revenue accounts for 21% of total revenue and has decreased by approximately $225 thousand, or 2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in online sales demand.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 48% to approximately $7.4 million for the three months ended September 30, 2025 compared to approximately $5.0 million for the three months ended September 30, 2024. The combined cost of revenue increase was due to increased sales volume during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Telehealth costs increased to 14% of associated telehealth revenues experienced during the three months ended September 30, 2025, from 11% of associated telehealth revenues during the three months ended September 30, 2024 due to increases in physician consult fees and product shipping costs. WorkSimpli costs stayed consistent at 5% of associated WorkSimpli revenues for both the three month periods ended September 30, 2025 and 2024.

Gross profit. Gross profit increased by 9% to approximately $52.8 million for the three months ended September 30, 2025 compared to approximately $48.3 million for the three months ended September 30, 2024. Gross profit as a percentage of revenues was approximately 88% for the three months ended September 30, 2025 as compared to approximately 91% for the three months ended September 30, 2024. Gross profit as a percentage of revenues for telehealth was 86% for the three months ended September 30, 2025 compared to 89% for the three months ended September 30, 2024, and for WorkSimpli was 95% for both the three month periods ended September 30, 2025 and 2024. The increase in sales volume and demand for telehealth subscriptions, partially offset by the increase in physician consult fees and product shipping costs contributed to the increase in gross profit. The increase in physician consult fees and product shipping costs also contributed to the decrease in gross profit as a percentage of telehealth revenue.

Total expenses. Operating expenses for the three months ended September 30, 2025 were approximately $54.7 million, as compared to approximately $52.3 million for the three months ended September 30, 2024. This represents an increase of 5%, or approximately $2.5 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended September 30, 2025, the Company had an increase of approximately $2.9 million, or 11% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for telehealth subscription revenue. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended September 30, 2025, the Company had an increase of approximately $927 thousand, or 44%, primarily related to increases in software subscriptions to support the Company’s growth and compliance initiatives.

(iii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended September 30, 2025, the Company had an increase of approximately $235 thousand, or 9%, primarily resulting from technology platform improvements and amortization expenses.

The above increases in expenses were partially offset by the following decreases in expenses:

(i)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended September 30, 2025, the Company had a decrease of approximately $1.5 million in general and administrative expenses, primarily related to a decrease in legal and professional fees of $1.2 million, a decrease in sales tax accruals of $793 thousand and a decrease in payroll costs of $446 thousand, partially offset by an increase in stock-based compensation expense of $804 thousand.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended September 30, 2025, the Company had a decrease of approximately $20 thousand, or 0.7%.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended September 30, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the three months ended September 30, 2024. Interest expense decreased by approximately $296 thousand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the repayment of the Avenue Facility on August 5, 2025.

Loss on debt extinguishment. The Company recorded a $1.2 million loss on debt extinguishment related to the repayment of the Avenue Facility during the three months ended September 30, 2025 due to a prepayment penalty and various fees associated with the Avenue Facility.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Our financial results for the nine months ended September 30, 2025 are summarized as follows in comparison to the nine months ended September 30, 2024:

	September 30, 2025		September 30, 2024
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$147,186,714	78.72%	$109,687,054	73.45%
WorkSimpli revenue, net	39,788,325	21.28%	39,650,009	26.55%
Total revenue, net	186,975,039	100%	149,337,063	100%
Cost of telehealth revenue	21,689,400	11.60%	13,049,315	8.74%
Cost of WorkSimpli revenue	1,793,133	0.96%	1,589,318	1.06%
Total cost of revenue	23,482,533	12.56%	14,638,633	9.80%
Gross profit	163,492,506	87.44%	134,698,430	90.20%
Selling and marketing expenses	87,793,648	46.95%	77,164,480	51.66%
General and administrative expenses	51,210,246	27.39%	51,160,883	34.26%
Customer service expenses	9,086,549	4.86%	7,385,669	4.95%
Other operating expenses	8,582,655	4.59%	6,318,791	4.23%
Development costs	8,265,842	4.42%	7,101,655	4.76%
Total expenses	164,938,940	88.21%	149,131,478	99.86%
Operating loss	(1,446,434)	(0.77)%	(14,433,048)	(9.66)%
Interest expense, net	(1,551,758)	(0.83)%	(1,567,743)	(1.05)%
Loss on debt extinguishment	(1,155,851)	(0.62)%	-	-%
Net loss before income taxes	(4,154,043)	(2.22)%	(16,000,791)	(10.71)%
Income tax expense	(169,134)	(0.09)%	(232,523)	(0.16)%
Net loss	(4,323,177)	(2.31)%	(16,233,314)	(10.87)%
Net income (loss) attributable to non-controlling interest	1,286,382	0.69%	237,037	0.16%
Net loss attributable to LifeMD, Inc.	(5,609,599)	(3.00)%	(16,470,351)	(11.03)%
Preferred stock dividends	(2,329,688)	(1.25)%	(2,329,688)	(1.56)%
Net loss attributable to LifeMD, Inc. common stockholders	$(7,939,247)	(4.25)%	$(18,800,039)	(12.59)%

Total revenue, net. Revenues for the nine months ended September 30, 2025 were approximately $187.0 million, an increase of 25% compared to approximately $149.3 million for the nine months ended September 30, 2024. The increase in revenues was attributable to the increase in telehealth revenue of 34%. Telehealth revenue accounts for 79% of total revenue and has increased during the nine months ended September 30, 2025 due to an increase in telehealth subscription revenue, primarily for LifeMD primary care which experienced an increase of approximately $41.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to increased demand. WorkSimpli revenue accounts for 22% of total revenue and stayed consistent for both the nine month periods ended September 30, 2025 and 2024.

Total cost of revenue. Total cost of revenue consists of the cost of (1) telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products and (2) WorkSimpli revenue consisting primarily of information technology fees related to providing the services made available on our online platform. Total cost of revenue increased by approximately 60% to approximately $23.5 million for the nine months ended September 30, 2025 compared to approximately $14.6 million for the nine months ended September 30, 2024. The combined cost of revenue increase was due to increased sales volume during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Telehealth costs increased to 15% of associated telehealth revenues experienced during the nine months ended September 30, 2025, from 12% of associated telehealth revenues during the nine months ended September 30, 2024 primarily due to increases in physician consult fees and product shipping costs. WorkSimpli costs increased to 5% of associated WorkSimpli revenues for the nine months ended September 30, 2025 as compared to 4% of associated WorkSimpli revenues for the nine months ended September 30, 2024.

Gross profit. Gross profit increased by approximately 21% to approximately $163.5 million for the nine months ended September 30, 2025 compared to approximately $134.7 million for the nine months ended September 30, 2024. Gross profit as a percentage of revenues was approximately 87% for the nine months ended September 30, 2025 as compared to approximately 90% for the nine months ended September 30, 2024. Gross profit as a percentage of revenues for telehealth was 85% for the nine months ended September 30, 2025 compared to 88% for the nine months ended September 30, 2024, and for WorkSimpli was 95% for the nine months ended September 30, 2025 compared to 96% for the nine months ended September 30, 2024. The increase in sales volume and demand for telehealth subscriptions partially offset by an increase in physician consult fees and product shipping costs, contributed to the increase in gross profit. The increase in physician consult fees and product shipping costs as well as the Medifast Collaboration revenue recognized during the nine months ended September 30, 2024 also contributed to the decrease in gross profit as a percentage of telehealth revenue for the nine months ended September 30, 2025.

Total expenses. Operating expenses for the nine months ended September 30, 2025 were approximately $164.9 million, as compared to approximately $149.1 million for the nine months ended September 30, 2024. This represents an increase of 11%, or approximately $15.8 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the nine months ended September 30, 2025, the Company had an increase of approximately $10.6 million, or 14% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the nine months ended September 30, 2025, the Company had an increase of approximately $0.1 million in general and administrative expenses, primarily related to an increase in merchant processing fees of $864 thousand and an increase in payroll costs of $837 thousand partially offset by a decrease in stock-based compensation expense of $1.3 million and a decrease in legal and professional fees of $305 thousand.

(iii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the nine months ended September 30, 2025, the Company had an increase of approximately $1.7 million, or 23%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iv)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the nine months ended September 30, 2025, the Company had an increase of approximately $2.3 million, or 36%, primarily related to increases in software subscriptions.

(v)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the nine months ended September 30, 2025, the Company had an increase of approximately $1.2 million, or 16%, primarily resulting from technology platform improvements and amortization expenses.

Interest expense, net. Interest expense, net consists of interest expense related to the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the nine months ended September 30, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the nine months ended September 30, 2024. Interest expense stayed consistent for both the nine month periods ended September 30, 2025 and 2024.

Loss on debt extinguishment. The Company recorded a $1.2 million loss on debt extinguishment related to the repayment of the Avenue Facility during the nine months ended September 30, 2025 due to a prepayment penalty and various fees associated with the Avenue Facility.

Working Capital

	September 30, 2025	December 31, 2024
Current assets	$41,085,605	$52,369,360
Current liabilities	56,663,553	67,400,168
Working capital	$(15,577,948)	$(15,030,808)

Working capital decreased by approximately $0.5 million during the nine months ended September 30, 2025. The decrease in current assets is primarily attributable to a decrease in cash of approximately $11.2 million due to the repayment of the Avenue Facility on August 5, 2025 and a decrease in accounts receivable of approximately $1.6 million, partially offset by an increase in other current assets of approximately $0.6 million. Current liabilities decreased by approximately $10.7 million, which was primarily attributable to a decrease in current portion of long-term debt of approximately $8.4 million due to the repayment of the Avenue Facility on August 5, 2025 and a decrease in deferred revenue of $5.3 million, partially offset by an increase in accounts payable and accrued expenses of approximately $2.8 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$11,560,698	$16,439,889
Net cash used in investing activities	(10,161,401)	(8,815,591)
Net cash used in financing activities	(12,618,450)	(3,183,770)
Net (decrease) increase in cash	(11,219,153)	4,440,528

Net cash provided by operating activities was approximately $11.6 million for the nine months ended September 30, 2025, as compared with approximately $16.4 million for the nine months ended September 30, 2024. The significant factors contributing to the net cash provided by operating activities during the nine months ended September 30, 2025, include: (1) $8.7 million in non-cash depreciation and amortization, (2) $7.8 million in non-cash stock-based compensation charges, (3) an increase in accounts payable and accrued expenses of $2.8 million and (4) $1.2 million loss on debt extinguishment recorded related to the repayment of the Avenue Facility on August 5, 2025. These increases were partially offset by a decrease in deferred revenue of $5.3 million and the Company’s net loss of $4.3 million for the nine months ended September 30, 2025. The significant factors contributing to the net cash provided by operating activities during the nine months ended September 30, 2024, include: (1) an increase in accounts payable and accrued expenses of $12.4 million, (2) an increase in deferred revenue of $10.9 million, (3) $9.1 million in non-cash stock-based compensation charges, and (4) $7.3 million in non-cash depreciation and amortization. These increases were partially offset by: (1) the Company’s net loss of $16.2 million for the nine months ended September 30, 2024, (2) an increase in accounts receivable of $5.2 million and (3) an increase in other current assets of $2.3 million.

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $10.2 million, as compared with approximately $8.8 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025, was due to cash paid for capitalized software costs of approximately $8.4 million, and cash paid for the purchase of equipment of approximately $1.7 million. Net cash used in investing activities for the nine months ended September 30, 2024, was due to cash paid for capitalized software costs of approximately $7.5 million, and cash paid for the purchase of equipment of approximately $1.3 million.

Net cash used in financing activities for the nine months ended September 30, 2025 was approximately $12.6 million as compared with approximately $3.2 million for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025, consisted of: (1) the repayment of the Avenue Facility on August 5, 2025 of approximately $18.7 million, (2) preferred stock dividends of $2.3 million, and (3) distributions to non-controlling interest of $762 thousand partially offset by $8.7 million net proceeds received related to sales of common stock under the ATM Sales Agreement and $471 thousand of cash proceeds received from the exercise of options and warrants. Net cash used in financing activities for the nine months ended September 30, 2024, consisted of: (1) preferred stock dividends of $2.3 million, (2) distributions to non-controlling interest of $603 thousand, (3) repayments of notes payable of approximately $328 thousand, and (4) the final contingent consideration payment made related to the ResumeBuild acquisition of approximately $31 thousand, partially offset by proceeds from the exercise of options of approximately $108 thousand.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through the sales of its products, issuance of common and preferred stock, and through loans and advances. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, long-term debt obligations, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 10—Leases to our unaudited condensed consolidated financial statements included in this report.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised (the “Avenue Warrants”). In addition, Avenue converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of September 30, 2025, there are no principal payments remaining on the Avenue Facility. The Company recorded a loss on debt extinguishment of $1.2 million within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. During the three months ended September 30, 2025, the Company sold 762,990 shares of common stock under the ATM Sales Agreement and net proceeds received were $8.7 million. As of September 30, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of September 30, 2025 of $23.8 million will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have to its financial disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to simplify and modernize the accounting for internal-use software costs. The amendments remove references to prescriptive software development stages and clarify that capitalization of eligible software development costs begins when management authorizes and commits to funding the project and it is probable the project will be completed, and the software will be used as intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified approach for in-process projects. The Company is evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting related to: (i) our information technology general controls (“ITGCs”), particularly in the areas of user access, change management and computer operations within certain of our information systems and review of key third-party service provider Systems and Organizational Controls (“SOC”) reports and (ii) business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE and insufficient evidence of formal review and approval procedures of key information utilized in the performance of the control. These material weaknesses did not result in a misstatement of the Company’s financial statements.

Additionally during the three months ended September 30, 2025, the Company identified a material weakness related to the lack of effectively designed controls related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers. Management has concluded the material weakness existed as of December 31, 2024 and in the subsequent interim periods in 2025. The material weakness resulted in immaterial misstatements of revenue, deferred revenue, accounts receivable and accrued expenses in the 2023 annual and the Q3 and Q4 interim financial statements, the 2024 annual and interim financial statements, and the Q1 and Q2 2025 interim financial statements that resulted in the revision of the previously issued annual and interim financial statements.

Additionally, these material weaknesses could result in the misstatement of the interim or annual consolidated financial statements that would result in a material misstatement to the financial statements that would not be prevented or detected.

Management’s Plan to Remediate the Material Weaknesses

To remediate the identified material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan. The Company has taken the following steps to further our remediation:

(i)	documented and maintained evidence of the completeness and accuracy of manually generated IPE and system generated IPE and review of controls, including focused training for process owners;

(ii)	formalized user access, change management and computer operations controls of our internal information systems as well as SOC report reviews for in-scope third-party systems;

(iii)	implemented focused ITGC training for key system owners;

(iv)	increased the frequency of user access reviews of our internal information systems;

(v)

modified system reporting over revenue to increase completeness and accuracy over information used in the calculation of revenue, deferred revenue, accounts receivable and accrued expenses for customers of a specific contract; and

(vi)	designing and implementing a reconciliation process over such contract reporting to ensure completeness and accuracy of information.

We continue to evaluate and refine the design of certain key controls in the areas of user access, change management and computer operations. We may take additional measures to address control deficiencies, or we may modify certain of the remediation efforts described above.

Changes in Internal Control over Financial Reporting

As it specifically relates to (v) and (vi) above, there have been changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 11, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2025 without registration under the Securities Act:

On July 23, 2025, July 24, 2025, August 14, 2025, and August 26, 2025, the Company issued 40,500, 49,000, 41,500 and 400,667 shares, respectively, of common stock for services, including vested restricted stock to employees and directors.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 22, 2025, Eric Yecies, Chief Legal Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock, at various limit prices above the current market price of the Company’s common stock as of the plan adoption date, with such transactions to occur during sale periods beginning on or after November 21, 2025 and ending on the earlier of December 31, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

As described in Part 1, Item 4. Controls and Procedures, we have identified an additional material weakness in our internal control over financial reporting as of September 30, 2025. We have concluded that this material weakness also existed as of December 31, 2024, March 31, 2025 and June 30, 2025. Accordingly, the previous conclusion included in Item 9A of our Form 10-K filed with the Securities and Exchange Commission on March 11, 2025 that our disclosure controls and procedures and internal control over financial reporting were ineffective is hereby updated to include this additional material weakness. Also, the previous conclusions included in Item 4 of our Forms 10-Q filed with the Securities and Exchange Commission on May 6, 2025 and August 5, 2025 that our disclosure controls and procedures was ineffective is hereby updated to also include this additional material weakness.

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

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date:	November 17, 2025

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer (principal financial officer)
Date:	November 17, 2025

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (principal accounting officer)
Date:	November 17, 2025