Form 10-K
period 2025-12-31
LifeMD, Inc.
filed 2026-03-10
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements: Yes ☒ No ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was $512,472,017 as computed by reference to the closing price of such common stock on such date.

The registrant had 47,973,844 shares of common stock outstanding as of March 9, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2026 definitive proxy statement for the Registrant’s Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2025) are incorporated by reference into Part III of this Form 10-K.

LIFEMD, INC.

2025 FORM 10-K ANNUAL REPORT

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

Risk factor summary. Risk factors include, by way of example and without limitation:

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.), and LifeMD Pharmacy Holdings LLC, an affiliated limited liability company, (“LifeMD Pharmacy”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., (“LifeMD PC”) is the Company’s variable interest entity in which we hold a controlling financial interest. On November 4, 2025, we sold our interest in our majority-owned subsidiary WorkSimpli Software LLC (formerly known as LegalSimpli Software, LLC), a Puerto Rico limited liability company (“WorkSimpli”) to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements included in this Annual Report on Form 10-K. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Business Overview

LifeMD is a patient-centric, direct-to-patient healthcare company providing a high-quality, cost-effective, and convenient way for patients to access virtual medical care and pharmacy services. We believe the traditional healthcare model requiring patients to visit a physician’s office, travel to a retail pharmacy, and return for follow-up appointments or prescription refills is complex, inefficient, and costly which can discourage individuals from seeking necessary medical care and medications. At the same time, the United States (“U.S.”) continues to experience shortages in primary care key specialty areas.

Through our vertically integrated care model, we combine proprietary technology, affiliated clinical services, pharmacy infrastructure, and artificial intelligence (“AI”)-enabled operational systems to deliver longitudinal care at scale. Our mission is to empower individuals to live healthier lives by expanding access to high-quality virtual and in-home healthcare services. We believe our success is driven by an exceptional patient experience, our affiliated medical group comprised of high-quality and dedicated providers, and our vertically integrated care platform

As of December 31, 2025, LifeMD served approximately 328,000 active patient subscribers across a range of healthcare needs, including primary care, men’s and women’s health, hormone health, weight management, insomnia, dermatology and cardiology. We provide virtual clinical services as well as prescription and over-the-counter (“OTC”) treatments, when medically appropriate.

Our virtual primary care services are primarily offered through a subscription model. Since inception, we have served approximately 1,387,000 patients and customers, expanding access to convenient, and high-quality healthcare.

Telehealth revenue increased 25% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Approximately 95% of our total revenue is derived from recurring subscriptions.

Our End-to-End Telehealth Platform

LifeMD has developed a proprietary, fully integrated telehealth and pharmacy platform designed to support diagnosis, treatment, prescription fulfillment, and ongoing care management within a unified ecosystem. We believe this vertical integration differentiates LifeMD from point-solution telehealth providers and enables us to deliver more cohesive patient experiences for patients electing to utilize our affiliated pharmacy while maintaining clinical rigor and operational efficiency.

Our telehealth technology platform is continually optimized to serve more patients, and this flexible infrastructure can be repurposed for a variety of existing or future telehealth offerings. Further, this platform allows for rapid development and the scale up of new telehealth offerings as we identify attractive opportunities. Our platform integrates core capabilities, including:

●	A 50-state affiliated provider network;
●	A nationwide pharmacy network;
●	A wholly-owned commercial pharmacy;
●	Nationwide laboratory and diagnostic integrations;
●	A fully integrated patient care center;
●	A direct-to-patient marketing infrastructure for acquisition and retention; and
●	AI-enabled clinical and operational technologies.

Through our desktop and mobile applications, patients move seamlessly from onboarding and consultation to prescription fulfillment and longitudinal care. We continue to augment our platform with new features selected to better serve our patients.

In June 2024, we began accepting commercial and government health insurance for our virtual primary care services, including obesity-related care for medically qualified patients. As of December 31, 2025, our network covered approximately 112 million lives, including approximately 30 million Medicare Fee-for-Service beneficiaries. By June 1, 2026, we expect to expand coverage to approximately 230 million lives, representing approximately 80% of commercially insured lives in the U.S., 70% of Medicare Advantage beneficiaries, and Medicare Fee-for-Service beneficiaries.

Affiliated Provider Network

Care delivery across the LifeMD platform is supported by an affiliated 50-state medical group composed of licensed physicians and nurse practitioners. A significant portion of this network consists of full-time providers dedicated to LifeMD’s platform and clinical protocols. Our providers deliver synchronous and asynchronous virtual consultations across primary care, chronic disease management, metabolic health, hormone optimization, behavioral health, and other specialty programs. Clinical workflows are supported by our integrated EMR system, case-load balancing algorithms, secure communications infrastructure, and prescription management tools. We believe that maintaining a dedicated affiliated provider network, integrated directly into our proprietary systems, enables consistent clinical standards, operational efficiency, and scalable care delivery across multiple specialty verticals.

Patient Care Center

We have an internal patient care center staffed by LifeMD employees to support clinical coordination and customer experience functions. As of December 31, 2025, the patient care center included approximately 119 employees and is led by an experienced operations and customer experience team. The patient care center provides hands-on support throughout the patient journey, including care coordination, onboarding assistance, follow-up communication, and general support services. This infrastructure is designed to enhance accessibility, improve continuity of care, and support retention within our subscription-based model. We believe the integration of our patient care center with our technology platform strengthens patient engagement, supports adherence to prescribed therapies, and contributes to sustained patient satisfaction as we scale.

Our proprietary technology platform integrates:

●	Scheduling across a national provider network;
●	Secure patient-provider communications;
●	Case-load balancing algorithms;
●	Clinical documentation and EMR functionality; and
●	Prescription management.

These features support longitudinal care relationships and subscription-based models.

Pharmacy and Fulfillment

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

AI and Data Infrastructure

We have been an early adopter of AI and large language models (“LLMs”) to integrate and analyze data across the Company. These technologies support clinical operations, product development, customer service, and internal workflows. We believe these capabilities have the potential to significantly improve operational efficiency, reduce costs, and increase the agility of our technology, products, operations, and medical teams, if we are able to mitigate accompanying risks addressed under “Risk Factors”.

Our Brands and Specialty Care Programs

We operate three consumer healthcare brands focused on largely unaddressed or underserved healthcare needs.

1)	LifeMD

The LifeMD brand is our flagship virtual primary care and specialty platform, having served over 679,000 customers and patients to date. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. The LifeMD brand is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and direct integrations and collaborations with pharmaceutical manufacturers that offer patients convenient and affordable access to important medications. The LifeMD brand addresses high-growth and historically underserved healthcare verticals through defined specialty care programs as noted below.

Weight Management

Our Weight Management Program, launched in April 2023 with a focus on GLP-1 medications, provides primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program to offer personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate – which is expected to grow the program’s addressable market. Since inception, our Weight Management Program has grown exponentially to approximately 81,000 patient subscribers as of December 31, 2025.

As part of our commitment to increasing access to branded prescription GLP-1 medications, we have developed an electronic benefits verification program that allows patients to check pharmacy benefits verification upon enrolling in a LifeMD virtual care program. Secondly, we have partnered with an AI-powered platform that optimizes prior authorization submissions and aims to improve approval rates for patients. Thirdly, we have established direct integrations with branded manufacturers who are also committed to lower cost offerings. These enhancements are designed to minimize delays in care, reduce barriers to accessing brand-name medications, and ensure that a broader range of patients can benefit from the LifeMD brand’s offerings.

Women’s Health

LifeMD’s women’s health platform with a focus on perimenopause and menopause, bone health, and hormone optimization. Women’s health conditions often require multi-year, longitudinal management. Our platform is designed to provide continuous, coordinated care across a woman’s lifespan, supported by:

●	Highly specialized providers;
●	In-Home and remote diagnostics;
●	Generic and compounded medications;
●	Supplements;
●	Diet and lifestyle education and support; and
●	Community.

As we expand this platform and shape our strategy, we are engaging with renowned specialists in their field, including a focus on menopause and osteoporosis. We feel LifeMD is uniquely positioned to provide continuous support throughout a woman’s lifespan with our holistic, personalized and accessible care philosophy.

Behavioral Health

LifeMD’s behavioral health program provides teletherapy, psychiatry, and medication management for common mental health conditions. Behavioral health services are delivered through our affiliated provider network and are integrated into our longitudinal care framework. We are focused on expanding insurance coverage across commercial and government payers to reduce financial barriers and improve access. We believe behavioral health represents a significant opportunity to drive improved patient outcomes and deepen engagement within our subscription-based model. According to the National Institute of Mental Health, approximately 59.3 million adults in the U.S. were living with a mental illness in 2022, yet only 50.6% received treatment.

LifeMD+ Membership

LifeMD+ is our membership-based virtual primary care offering, providing 24/7 access to synchronous and asynchronous care for urgent care, urgent prescriptions and refills, diagnostics and more. LifeMD+ is designed to serve as an entry point into the LifeMD ecosystem, expanding customer access through both cash-pay and insurance reimbursement models. This membership forms the foundation of our subscription-based model and supports cross-vertical expansion into our specialty care programs such as weight management.

2)	Rex MD

Rex MD is our men’s telehealth platform focused on conditions that are often underdiagnosed or undertreated due to stigma, inconvenience, or limited access to specialized providers. Since launch, Rex MD has served approximately 691,000 customers and patients. The platform delivers virtual diagnosis, treatment, and prescription medications for men’s health conditions including erectile dysfunction, premature ejaculation, hair loss, insomnia, weight loss and performance anxiety. Services are provided through our affiliated licensed medical providers, and prescription therapies are dispensed either through our wholly owned pharmacy or through partner pharmacies, as clinically appropriate.

Testosterone Replacement Therapy (“TRT”)

TRT represents a defined specialty care program within Rex MD and a growing focus area for the brand. Low testosterone is associated with a range of clinical symptoms, including fatigue, decreased libido, reduced muscle mass, and mood changes, and often requires longitudinal evaluation and management. Our TRT program is designed to provide comprehensive, ongoing care rather than episodic prescription access.

The program includes:

●	Virtual clinical evaluation and laboratory testing;
●	Diagnosis and treatment planning by affiliated providers;
●	Ongoing hormone monitoring and dosage management; and
●	Prescription fulfillment and follow-up care.

Because TRT typically requires continuous monitoring and long-term management, the TRT program aligns with our subscription-based care model and supports recurring patient engagement. We believe the combination of diagnostic integration, prescription management, pharmacy infrastructure, and longitudinal clinical oversight differentiates our approach from transactional telehealth offerings and positions Rex MD to address a growing segment of men seeking accessible hormone health services.

3)	ShapiroMD

ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the U.S. and has served approximately 261,000 customers and patients to date.

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

○

LifeMD executed its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to provide eligible patients with streamlined access to single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide). This integration enables a more direct pathway for patients prescribed Zepbound® through LifeMD’s virtual care platform. LifeMD established an integrated pathway within its virtual care platform to facilitate patient access to Wegovy® and Ozempic®. As part of this collaboration, LifeMD integrated with CenterWell Pharmacy, Novo Nordisk’s pharmacy partner, to support prescription fulfillment for eligible patients prescribed Wegovy® for chronic weight management and Ozempic® for type 2 diabetes. . In January 2026, the Company began offering Novo Nordisk’s Wegovy® (semaglutide) pill –an oral GLP-1 therapy for chronic weight management and cardiovascular health.

○	In May 2024, LifeMD executed a partnership agreement with Withings, Inc. (“Withings”) designed to revolutionize weight management patient care by providing LifeMD’s GLP-1 weight-loss patients with Withings advanced in-home health monitoring devices, including the Body Pro 2 scale and the BPM Connect Pro blood pressure monitor. With these devices, LifeMD is setting a new standard in virtual care by providing clinicians with near real-time and actionable patient data that can drive compliance, enhance clinical decision-making, encourage preventive healthcare and, most importantly, improve long-term outcomes.

○	In May 2024, LifeMD launched a partnership with Ash Wellness, a leading at-home, self-collection laboratory health testing platform. Ash Wellness offers a network of over ten Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”) certified labs, supporting over one hundred biomarkers and multiple collection methods. Application program interface and a fully white labelled experience supports a streamlined and convenient patient experience. Initially introduced as part of our Weight Management Program to monitor and qualify patients for treatment, LifeMD plans to use at-home collection testing across various clinical care scenarios, giving patients greater control over their health and making remote healthcare more inclusive.

○	On December 11, 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast utilizes the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications. Pursuant to certain agreements between the parties, Medifast paid the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

In addition, in connection with the Medifast Collaboration, the Company entered into a stock purchase agreement and registration rights agreement with Medifast’s wholly-owned subsidiary, Jason Pharmaceuticals, Inc. (“Jason Pharmaceuticals”), whereby the Company issued 1,224,425 shares of its common stock in a private placement (the “Medifast Private Placement”) at a purchase price of $8.1671 per share, for aggregate proceeds of approximately $10 million. The Company granted Jason Pharmaceuticals the right, for a period contemporaneous with the ongoing collaboration, to appoint one non-voting observer to the Board of Directors of the Company, entitled to attend Board meetings.

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

Our Customers

Our customer base includes men and women seeking access to virtual healthcare and pharmacy across a broad set of conditions. No single customer accounted for more than 10% of net sales for the years ended December 31, 2025 and 2024.

Our Growth Strategy

We have achieved rapid growth since our transformation into a healthcare focused company in 2018, with a compounded annual growth rate in revenue of 39% since 2020 and revenue growth of 25% in 2025 as compared to 2024. We believe this validates our significant long-term investments in developing our human capital, technology, brand awareness, omni-channel marketing, and operations infrastructure. We will continue to make wise investments in differentiated telehealth service offerings and in initiatives that will enhance the experience our patients have with our platform. As a result of this focused investment in the customer experience, including allocation of additional resources and expertise, we expect customer repurchase rates and overall customer retention to strengthen.

Competition

The markets we serve are large and highly competitive. Numerous online brands compete with us for customers throughout the U.S. and internationally in virtual primary care, weight loss, men’s and women’s health, and hair loss. The Presidential administration launched an online platform in February 2026, designed to provide lower cash prices for prescription drugs, with a heavy focus on GLP-1 medications for weight loss and diabetes. We also compete with traditional mass merchandisers, drug store chains, and independent pharmacies. Key to retaining and growing our position in the market is taking a patient-centric approach to telehealth, with a strong emphasis on the quality of care we deliver to our patients. Our human capital and know-how, proprietary technology platform, and unique product offerings represent meaningful strengths that we believe will enable us to maintain and grow our market-leading position in the U.S.

Our key competitive strengths include:

○	An affiliated 50-state medical group dedicated to the ongoing healthcare needs of our patients, the majority of which are staffed with full-time providers committed to LifeMD’s long-term vision and success.

○	Industry-leading telehealth technology platform capable of supporting the delivery of complex primary care and the treatment of a broad range of chronic conditions.

○	A wholly-owned affiliated commercial pharmacy and fulfillment center capable of supporting highly curated personalized experiences, including customized product offerings that combine prescription and wellness products to meet our patients’ needs.

○	Flexible patient payment options, including increasing commercial and Medicare insurance capabilities for care, pharmacy and medical benefits.

○	An in-house patient service center dedicated to providing patient care and customer support to our rapidly growing subscriber base.

○	Robust CRM, patient acquisition, and retention capabilities supported by real-time data analytics leveraging best-in-class technologies including AI.

○	A compliance-first mindset, ensuring patients have access to their clinical data through a full scale EMR system while ensuring we adhere to strict compliance standards.

○	Established collaborations and platform integrations with leading GLP-1 manufacturers, including Novo Nordisk and Lilly, enabling streamlined access pathways, prescription fulfillment integrations, and enhanced support for patients prescribed branded obesity and diabetes therapies.

Discontinued Operations

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. This transaction represents a key milestone in the Company’s strategic transformation, further positioning the Company as a pure-play healthcare company exclusively focused on expanding its virtual care and pharmacy offerings. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements included in this Annual Report on Form 10-K. See Note 4—Discontinued Operations to our consolidated financial statements included in this report.

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

From time-to-time, we register our principal brand names in the U.S. and certain foreign countries. Our material trademarks include RexMD®, LifeMD®, NavaMD®, ShapiroMD Hair Growth Experts® and Cleared®. Trademark applications have been filed and are being prosecuted for IgniteRx and VITA. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the U.S. or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the U.S.

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

Government Regulation

FDA, Department of Health and Human Services (“HHS”) and Federal Trade Commission (“FTC”)

Our business is heavily regulated by the FDA, HHS and the FTC.

In early 2025, the FDA determined shortages for semaglutide (marketed as Ozempic® and Wegovy®) and tirzepatide (marketed as Mounjaro® and Zepbound®) were resolved, effectively ending the legal basis for mass compounding, and as a result, we promptly shifted our Weight Management Program to facilitating access for patients to branded medications through insurance navigation rather than relying solely on compounded products. Since then, the FDA and HHS have shifted from passive monitoring to enforcement against “mass-marketed” compounded drugs. In late 2025, the FDA issued over 100 warning letters to telehealth providers and compounders for “false and misleading” advertising. In February 2026, the HHS General Counsel referred a competing telehealth firm to the Department of Justice for potential criminal violations of the Food, Drug, and Cosmetic Act. Branded manufacturers like Novo Nordisk have filed lawsuits accusing other telehealth firms of selling “unauthentic and untested knockoffs.” The Company continues to monitor these developments, so that it may modify offerings under its Weight Management Program accordingly and reduce its exposure to legal and regulatory proceedings.

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

The FDA imposes Good Manufacturing Practice (“GMP”) guidelines to ensure that prescription drugs and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labelled. GMP guidelines include requirements for establishing quality control procedures, designing, and constructing manufacturing plants, testing ingredients and finished products, record keeping, and handling of consumer product complaints. Some but not all prescription drug products that we prescribe are subject to GMP guidelines. For compounded medications, our affiliated pharmacy and other traditional state-licensed pharmacies are exempt from GMP guidelines but must follow U.S. Pharmacopeia (“USP”) standards and state regulations. The FDA has broad authority to enforce the provisions of federal law applicable to prescription drugs, dietary supplements and cosmetics, including the power to monitor claims made in product labelling, to seize adulterated or misbranded products or unapproved new drugs, to request product recall, and to issue warning letters. FDA also may refer cases to the Department of Justice to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings.

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

Under current U.S. regulations, our products must comply with certain labelling requirements enforced by the FDA and FTC, but otherwise generally are not required to receive regulatory approval prior to introduction into the U.S. market. We believe we are in compliance with all material government regulations applicable to our products.

In addition to the foregoing, our operations and those of our partners are subject to federal, state and local government laws and regulations, including those relating to the practice of medicine, telehealth and the prescribing of prescription medications. We believe we are in substantial compliance with all material governmental regulations applicable to our operations.

Healthcare Insurance Legislation

The impact of the One Big Beautiful Bill Act (the “OBBBA”), which was enacted in July 2025, is expected to be far-reaching, with significant implications for states, their healthcare programs and consumers. Key provisions, the most consequential of which are set to take effect beginning in 2027, include caps on state-directed payments, limits on provider taxes, stricter eligibility checks, financial incentives for accurate state administration and reforms to federal subsidies.

Once the OBBBA is implemented, the Congressional Budget Office anticipates that millions of individuals could lose health insurance between now and 2034. With respect to individuals who purchase Affordable Care Act coverage through state and federal marketplaces, these losses may primarily be attributable to changes in pre-verification requirements and limits to tax credit eligibility. States are awaiting additional guidance from federal agencies on several provisions and are likely to have variation in the details of how they will implement the provisions of the law.

At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations, however, we may experience decreased payments (including supplemental payments) from Medicare and other government programs, as well as delays in the timing of payments.

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

Several states have also adopted or proposed consumer health data privacy legislation. For example, the Washington State My Health My Data Act (“MHMDA”), creates new obligations with respect to companies’ processing consumer health data not subject to HIPAA that limits, and in some cases, requires consumers to provide opt-in consent to the collection, processing, and sharing consumer health information for certain purposes. The existence of myriad comprehensive privacy laws and consumer health data privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions, litigation, or otherwise incur liability for noncompliance, and may limit our ability to process data for certain purposes. Aspects of these comprehensive privacy laws and consumer health data privacy laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

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

Artificial Intelligence Laws

We leverage AI in certain aspects of our business operations. Over 20 states have adopted legislation governing various aspects of AI systems, such as disclosures regarding the use and application of AI systems, and the use of AI systems for high risk applications, including certain health care services. These laws require developers and deployers of AI systems to satisfy numerous obligations, including without limitation the completion of annual impact assessments, the provision of consumer facing disclosures, and taking measures to prevent or report instances of algorithmic discrimination. Governmental authorities may investigate and take actions addressing allegations of noncompliance with these laws. States including Colorado, Connecticut and Oregon have amended their privacy laws to broaden the scope, redefine “sensitive” data and increase enforcement, with many new requirements taking effect in 2026. While Congress continues to discuss federal frameworks, such as the American Privacy Rights Act, a comprehensive national law remains pending.

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

Human Capital

As of December 31, 2025, we employed 389 employees, of which 347 were full-time, 5 were part-time, and 37 were temporary employees. Of our total employees, 119 were based at our patient care center in Greenville, SC. We use the services of consultants and third-party service providers, where needed. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

These disclosures reflect our beliefs and opinions as to risk factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not any other events have occurred in the past or their likelihood of occurring in the future.

Risks Related to our Business and Industry

We have generated net losses, we anticipate increasing expenses in the future, we have not yet achieved profitability, and we may not be able to achieve or maintain profitability.

We incurred net losses from inception through 2025. For the year ended December 31, 2025, we incurred a net loss from continuing operations of $10.2 million, compared to $23.2 million for the year ended December 31, 2024. We expect our costs will increase in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, and operating as a public company and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness.

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

We are expanding the use of AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We use technologies such as generative AI to help us develop and market new products and we may in the future integrate additional AI solutions into our offerings, products and services. The importance of these applications is increasing over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI may generate content that is not relevant or useful to our users and can subject us to risks related to inaccurate content, discrimination, intellectual property infringement or misappropriation, data privacy and cybersecurity breaches, among others. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to help us implement AI ethically in order to minimize unintended, harmful impact.

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

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional drug manufacturers and healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional drug manufacturers healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. New developments, such as cloud computing, AI, and machine learning, have made it easier for competition to enter our markets due to lower up-front technology costs. The Presidential administration launched an online platform in February 2026, designed to provide lower cash prices for prescription drugs, with a heavy focus on GLP-1 medications for weight loss and diabetes.

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

We have recently experienced a period of rapid growth in our headcount and operations. Our revenue grew from $154.8 million for the year ended December 31, 2024 to $194.1 million for the year ended December 31, 2025. Our number of full-time employees has increased significantly over the last few years, from 56 employees as of December 31, 2020 to 347 employees as of December 31, 2025. We anticipate that we will continue to significantly expand our operations and headcount in the near term as we continue to scale domestically. We also anticipate entering the international market to meet perceived demand for our offerings. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate.

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

Our success depends in large part on our ability to attract and retain high-quality personnel in marketing, engineering, operations, healthcare, regulatory, legal, finance and support functions. Competition for qualified employees is intense in our industry, particularly for engineers with expertise in areas like programming, machine learning and artificial intelligence. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We permit most of our employees to work remotely should their particular positions allow. While we believe that most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. To the extent our current or future remote work policies result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

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

Our services involve the storage and transmission of customers’ and our vendors’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, consumers, customers, and others, as well as the personal information (including health information and other sensitive information as defined under applicable laws) of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We also utilize AI to provide services, and this technology may be susceptible to cybersecurity threats.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Affordable Care Act,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided enhanced premium tax credits to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces - all of which led to higher enrollment numbers. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums. Such increases have led to decreases in enrollment and insurance coverage, and are expected to cause a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage or other more limited coverage alternatives beginning in 2026. As such, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

The products we sell and our third-party suppliers are subject to FDA regulations and other state and local requirements, and if we or our third party suppliers fail to comply with federal, state, and local requirements, we may face enforcement actions.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and state and local authorities, including pharmaceuticals, OTC drugs, OTC devices, cosmetics, and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labelling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. With the FDA declaring GLP-1 shortages resolved, telehealth firms relying on compounded semaglutide or tirzepatide face “mass-marketed” drug enforcement. Furthermore, the FDA and FTC are increasingly issuing warning letters for “false and misleading” claims that compounded drugs are “identical” to branded versions. Failure to meet—or significant changes to—any federal, state, or local requirements attendant to the sales and marketing of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition and results of operations.

In addition, the Trump administration issued an executive order on February 11, 2025, called “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative.” This Workforce Optimization Initiative significantly reduced the size of the federal government workforce, including FDA workforce. This initiative has resulted in fewer FDA staff available to review and approve new drug products. It is possible that the Workforce Optimization Initiative could significantly lengthen the time it takes to obtain FDA approval of a new medical device or drug product, which could inhibit our ability to offer access to new products.

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

We collect and transmit healthcare-related information to and from our customers, providers, and partner pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our partner pharmacies, and these efforts may be assisted by AI applications in certain instances. If the data that we provide to our customers, providers, or partner pharmacies are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”), including without limitation the California Confidentiality of Medical Information Act and Washington State’s MHMDA. These laws and regulations in many cases are more restrictive than, and may not be pre-empted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, information security and AI creates significant compliance issues for us, the LifeMD PC and the providers and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future, including the intersection of such issues with the integration of AI. Various government and consumer agencies have also called for new regulation and changes in industry practices and multiple U.S. states have passed comprehensive consumer privacy laws and consumer health privacy laws over the last three years. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public and regulatory scrutiny.

For example, the CCPA and other state consumer privacy laws require, among other things, covered companies to provide certain disclosures to consumers and afford such consumers new abilities to opt-out or sharing of personal information and limit the use of sensitive information, including health information. Similar legislation has been proposed or adopted in other states. Furthermore, state consumer health data privacy laws including Washington State’s MHMDA creates new data processing requirements specifically for consumer health data that is not subject to HIPAA, limiting how organizations may use a wide range of consumers’ health-related data, and requiring changes to how impacted organizations obtain consent and authorization to collect, process, and share such information. Aspects of the CCPA, the MHMDA, other comprehensive privacy laws, consumer health data privacy laws, and regulations, as well as their enforcement, remain unclear, and we may be required to modify our internal compliance and data-use practices in an effort to comply with them.

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

The regulatory framework for AI is evolving and is likely to remain in flux for the foreseeable future. Over 20 states have passed or are considering laws applicable to the development or use of AI systems. The development and adoption of these new laws may create significant compliance burdens or inhibit our ability to develop products and services that incorporate AI or do so in a cost-effective manner. Our business, including our ability to operate and to expand internationally, could be adversely affected if AI laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, or other features. Our use of AI may also result in a risk of investigations or fines relating to noncompliance with these laws or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth.

Existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our business and the way in which we use AI technologies. We may need to expend resources to adjust our operations in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

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

We are subject to legal proceedings and litigation, which are costly to defend and could materially harm our business and results of operations.

From time to time, we are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. Active or potential risk factors include allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding securities law violations and other matters including, data privacy and security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to or arising from privacy rights, patents, publicity rights, trademarks, copyrights, negligence, and other rights. We and our officers and directors are defendants in litigation related to our public disclosures about our business and our compliance with securities laws. Many virtual care sites, including our websites, have been subject to claims for using tracking technologies in ways that improperly share sensitive patient data with third parties.

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

Our existing leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As of December 31, 2025, the Company had total liabilities of $47.3 million. As of December 31, 2025, we had availability of $44.6 million under the ATM Sales Agreement (as defined below). We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

We have identified material weaknesses in our internal control over financial reporting.

The rules and regulations of the SEC require, among other things, that we evaluate the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Additionally, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of December 31, 2025 because of material weaknesses. See Part II, Item 9A., “Controls and Procedures”. We are focused on remediating our material weaknesses. Remediating the material weaknesses will require that we incur substantial expenses and expect to expend significant management efforts. Moreover, if we are not able to remediate our material weaknesses in internal control over financial reporting, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. It could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

The program is managed and monitored by a dedicated security team, which is led by our Vice President of Information Security. It is structured around key domains of cybersecurity risk, which include, but are not limited to, proactive threat and vulnerability management, employee security training and awareness, access control and identity management, data protection and encryption, and incident response planning. This comprehensive approach includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. Cybersecurity incidents are escalated to management when they meet pre-defined severity and impact criteria and to the Board of Directors for major events. Mitigation and remediation are monitored by tracking progress, providing regular updates, and measuring key metrics. The Company maintains a comprehensive set of cybersecurity policies and procedures, which are periodically reviewed and refined as part of our continuous improvement and governance framework.

Our Vice President of Information Security, who reports directly to the Chief Technology Officer and has over 20 years of experience working in information technology and information security, including more than four years at the Company, together with our Compliance Team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us or is reasonably likely to do so, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Our Business and Industry.”

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

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial condition or operating results. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. For additional information on pending legal proceedings see Note 12—Commitments and Contingencies to our consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of LifeMD are traded on the Nasdaq Global Market under the symbol to “LFMD”.

Approximate Number of Equity Security Holders

As of March 9, 2026, there were approximately 318 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Global Market on March 9, 2026 was $3.12. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

The following disclosures set forth certain information with respect to all securities sold by the Company without registration under the Securities Act other than any sales that were already disclosed under a Current Report on Form 8-K or a Quarterly report on Form 10-Q during the year ended December 31, 2025:

On September 30, 2025, the Company issued 100,000 shares of common stock for the exercise of a warrant, at an exercise price of $4.65 per share, to a former director, Bertrand Velge.

The above transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the period ended December 31, 2025 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2025 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

We are a direct-to-patient telehealth company providing a high-quality, cost-effective, and convenient way to access comprehensive, virtual and in-home healthcare. We believe the traditional model of visiting a doctor’s office, traveling to a retail pharmacy, and returning for follow-up care or prescription refills is complex, inefficient, and costly, which discourages many individuals from seeking much-needed medical care. LifeMD is improving the delivery of the healthcare experience through telehealth with our proprietary technology platform, affiliated and dedicated provider network, broad and expanding treatment capabilities, and the unique ability to nurture patient relationships.

The LifeMD telehealth platform integrates best-in-class capabilities including a 50-state medical group, a nationwide pharmacy network, a wholly-owned affiliated commercial pharmacy, nationwide laboratory and diagnostic testing capabilities, a fully integrated electronic medical records (“EMR”) system and a patient care and service call center. These capabilities are integrated by an industry-leading, proprietary telehealth technology that supports a broad range of primary care, chronic disease and lifestyle healthcare needs. Currently, LifeMD treats approximately 328,000 active patient subscribers across a range of their medical needs including primary care, men’s sexual health, weight management, sleep, hair loss and hormonal therapy by providing telehealth clinical services and prescription and over-the-counter (“OTC”) treatments, as medically appropriate. Our virtual primary care services are primarily offered on a subscription basis. Since inception, we have helped more than 1,387,000 customers and patients by providing them with greater access to high quality, convenient, and affordable care.

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

In June 2024, the Company launched the acceptance of private health insurance for its virtual primary care services, including weight management for medically qualified patients. Initially available in select states, the Company plans to continue enrollments with private payors to facilitate access to medically necessary services, ultimately having broad coverage options across all 50 states. In April 2025, the Company expanded acceptance of insurance to Medicare beneficiaries for qualifying care. Initially available to more than 21 million Medicare Part B beneficiaries in 26 states, the Company has continued investing in its Medicare Part B offering and now has the infrastructure in place to deliver qualifying services to Medicare Part B beneficiaries across 49 states. The One Big Beautiful Bill Act (the “OBBBA”), which was signed in July 2025, permanently extends the safe harbor for high-deductible health plans to cover telehealth services before the deductible is met, effective for plan years starting on or after January 1, 2025. This ensures employees with health savings accounts can access, and employers can offer, pre-deductible virtual care without losing tax-advantaged status.

Developments in 2025

Key developments in our business during 2025 are described below:

Discontinued Operations

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. This transaction represents a key milestone in the Company’s strategic transformation, further positioning the Company as a pure-play healthcare company exclusively focused on expanding its virtual care and pharmacy offerings. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements included in this Annual Report on Form 10-K. The Company recorded a gain on sale of discontinued operations, net of tax, of $21.3 million which is included in net income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2025. See Note 4—Discontinued Operations to our consolidated financial statements included in this report.

Optimal Human Health MD (“OHHMD” Acquisition)

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

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Our financial results for the year ended December 31, 2025 are summarized as follows in comparison to the year ended December 31, 2024:

	December 31, 2025		December 31, 2024
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$194,055,198	100.00%	$154,824,075	100.00%
Cost of telehealth revenue	27,714,808	14.28%	21,440,799	13.85%
Gross profit	166,340,390	85.72%	133,383,276	86.15%
Selling and marketing expenses	86,074,473	44.34%	70,102,961	45.28%
General and administrative expenses	57,937,023	29.86%	57,947,932	37.43%
Customer service expenses	11,579,636	5.97%	10,217,654	6.60%
Other operating expenses	11,073,155	5.71%	8,659,712	5.59%
Development costs	7,345,797	3.79%	6,857,005	4.43%
Total expenses	174,010,084	89.67%	153,785,264	99.33%
Operating loss from continuing operations	(7,669,694)	(3.95)%	(20,401,988)	(13.18)%
Interest expense, net	(1,360,967)	(0.70)%	(2,175,405)	(1.40)%
Loss on debt extinguishment	(1,155,851)	(0.60)%	-	-%
Loss from continuing operations before income taxes	(10,186,512)	(5.25)%	(22,577,393)	(14.58)%
Income tax provision	(45,721)	(0.02)%	(598,000)	(0.39)%
Net loss from continuing operations	(10,232,233)	(5.27)%	(23,175,393)	(14.97)%
Net income from discontinued operations	25,852,024	13.32%	2,315,252	1.50%
Net income (loss)	15,619,791	8.05%	(20,860,141)	(13.47)%
Net income attributable to non-controlling interest of discontinued operations	1,265,685	0.65%	548,875	0.36%
Net income (loss) attributable to LifeMD, Inc.	14,354,106	7.40%	(21,409,016)	(13.83)%
Preferred stock dividends	(3,106,250)	(1.60)%	(3,106,250)	(2.00)%
Net income (loss) attributable to common stockholders	$11,247,856	5.80%	$(24,515,266)	(15.83)%

Telehealth revenue, net. Telehealth revenues for the year ended December 31, 2025 were approximately $194.1 million, an increase of 25% compared to approximately $154.8 million for the year ended December 31, 2024. The increase in telehealth revenues was attributable to an increase in online sales demand primarily related to telehealth subscription revenue which experienced an increase of approximately $45.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cost of telehealth revenue. Cost of telehealth revenues, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products increased by approximately 29% to approximately $27.7 million for the year ended December 31, 2025 compared to approximately $21.4 million for the year ended December 31, 2024. The cost of telehealth revenue increase was due to increased telehealth sales volume during the year ended December 31, 2025 when compared to the year ended December 31, 2024. Telehealth costs stayed consistent at 14% of associated telehealth revenues during both the year ended December 31, 2025 and 2024.

Gross profit. Gross profit increased by approximately 25% to approximately $166.3 million for the year ended December 31, 2025 compared to approximately $133.4 million for the year ended December 31, 2024. Gross profit as a percentage of revenues stayed consistent at 86% for both the year ended December 31, 2025 and 2024.

Total expenses. Operating expenses for the year ended December 31, 2025 were approximately $174.0 million, as compared to approximately $153.8 million for the year ended December 31, 2024. This represents an increase of 13%, or $20.2 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the year ended December 31, 2025, the Company had an increase of approximately $16.0 million, or 23%, in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current period’s sales growth primarily for LifeMD virtual primary care. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the year ended December 31, 2025, the Company had an increase of approximately $1.4 million, or 13%, primarily related to increases in infrastructure costs and compensation costs due to increased headcount to support the Company’s growth.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the year ended December 31, 2025, the Company had an increase of approximately $2.4 million, or 28%, primarily related to increases in software subscriptions.

(iv)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms and information technology services for our online products. During the year ended December 31, 2025, the Company had an increase of approximately $489 thousand, or 7%, primarily resulting from technology platform improvements and amortization expenses.

These increases in operating expenses were partially offset by a decrease in general and administrative expenses. This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the year ended December 31, 2025, the Company had a decrease of approximately $11 thousand, or 0.02%, in general and administrative expenses. Decreases in stock-based compensation expense of $1.7 million and taxes and licenses of $236 thousand were partially offset by increases in legal and professional fees of $1.3 million and merchant processing fees of $490 thousand.

Interest expense, net. Interest expense, net consists of interest expense on the Avenue Facility (as defined below), partially offset by interest income on the Company’s cash account balances for the year ended December 31, 2025 and interest expense related to the Avenue Facility and notes payable, partially offset by interest income on the Company’s cash account balances for the year ended December 31, 2024. Interest expense decreased by approximately $814 thousand during the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the extinguishment of the Avenue Facility during the year ended December 31, 2025.

Loss on debt extinguishment. The Company recorded a $1.2 million loss on debt extinguishment related to the repayment of the Avenue Facility during the year ended December 31, 2025 due to a prepayment penalty and various fees associated with the Avenue Facility. There were no similar losses on debt extinguishment recorded during the year ended December 31, 2024.

Working Capital (Deficit)

	December 31, 2025	December 31, 2024
Current assets	$51,831,465	$52,369,360
Current liabilities	41,573,365	67,400,168
Working capital (deficit)	$10,258,100	$(15,030,808)

Working capital increased by approximately $25.3 million during the year ended December 31, 2025. Current assets decreased by approximately $538 thousand, which was primarily attributable to a decrease of $3.4 million related to the Company’s current assets of discontinued operations that were sold on November 4, 2025 and a decrease in accounts receivable of $1.2 million, partially offset by an increase in cash of approximately $4.1 million. Current liabilities decreased by approximately $25.8 million, which was primarily attributable to a decrease of $8.9 million related to the Company’s current liabilities of discontinued operations that were sold on November 4, 2025, a decrease in the current portion of long-term debt of $8.4 million, a decrease in deferred revenue of approximately $6.3 million, and a net decrease in accounts payable and accrued expenses of $2.5 million.

Liquidity and Capital Resources

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$8,280,175	$17,513,190
Net cash provided by (used in) investing activities	6,908,231	(11,536,318)
Net cash used in financing activities	(13,407,012)	(4,118,673)
Net increase in cash	1,781,394	1,858,199

Net cash provided by operating activities was approximately $8.3 million for the year ended December 31, 2025, as compared with approximately $17.5 million for the year ended December 31, 2024. Significant factors contributing to net cash provided by operating activities during the year ended December 31, 2025, include: (1) $10.5 million in non-cash stock-based compensation charges, (2) $7.5 million in non-cash depreciation and amortization, (3) net cash provided by operating activities of discontinued operations of $6.0 million, (4) the $1.2 million loss on debt extinguishment recorded related to the repayment of the Avenue Facility on August 5, 2025, and (5) a decrease in accounts receivable of $1.2 million. These factors were partially offset by: (1) the Company’s net loss from continuing operations of $10.2 million, (2) a decrease in deferred revenue of $6.3 million, and (3) a net decrease in accounts payable and accrued expenses of $2.5 million. The significant factors contributing to net cash provided by operating activities during the year ended December 31, 2024, include: (1) an increase in accounts payable and accrued expenses of $14.9 million, (2) $12.2 million in non-cash stock-based compensation charges, (3) an increase in deferred revenue of $9.8 million, (4) $6.6 million in non-cash depreciation and amortization, and (5) net cash provided by operating activities of discontinued operations of $3.1 million. These factors were partially offset by the Company’s net loss from continuing operations of $23.2 million for the year ended December 31, 2024 and an increase in accounts receivable of $4.5 million.

Net cash provided by investing activities for the year ended December 31, 2025 was approximately $6.9 million, as compared with net cash used in investing activities of $11.5 million for the year ended December 31, 2024. Net cash provided by investing activities for the year ended December 31, 2025 was primarily due to net cash provided by investing activities of discontinued operations, including the net proceeds received from the WorkSimpli sale of $19.4 million, partially offset by cash paid for capitalized software costs of approximately $7.6 million, and cash paid for the purchase of equipment of approximately $1.9 million. Net cash used in investing activities for the year ended December 31, 2024 was primarily due to cash paid for capitalized software costs of approximately $6.7 million and cash paid for the purchase of equipment of $1.5 million. Net cash used in investing activities of discontinued operations was $3.3 million for the year ended December 31, 2024.

Net cash used in financing activities for the year ended December 31, 2025 was approximately $13.4 million as compared with approximately $4.1 million for the year ended December 31, 2024. Significant factors contributing to net cash used in financing activities during the year ended December 31, 2025, include: (1) total repayments of debt instruments of $18.7 million, of which $14.7 million relates to the extinguishment of the Avenue Facility on August 5, 2025 and $4.0 million relates to principal payments made on the Avenue Facility prior to extinguishment, and (2) preferred stock dividends of approximately $3.1 million, partially offset by $8.7 million net proceeds received related to sales of common stock under the ATM Sales Agreement and $471 thousand of cash proceeds received from the exercise of options and warrants. Net cash used in financing activities of discontinued operations was $774 thousand for the year ended December 31, 2025. During the year ended December 31, 2024, net cash used in financing activities consisted of: (1) preferred stock dividends of approximately $3.1 million, and (2) repayments of notes payable of approximately $328 thousand, partially offset by proceeds from the exercise of options of approximately $120 thousand. Net cash used in financing activities of discontinued operations was $805 thousand for the year ended December 31, 2024.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through cash generated from operating activities, issuance of common and preferred stock, and through loans and advances. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, long-term debt obligations, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 11—Leases to our consolidated financial statements included in this report.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised (the “Avenue Warrants”). In addition, Avenue converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of December 31, 2025, there is no outstanding balance on the Avenue Facility. The Company recorded a loss on debt extinguishment of $1.2 million within its consolidated financial statements for the year ended December 31, 2025. As of December 31, 2025, $540 thousand Avenue Warrants remain outstanding.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. During the year ended December 31, 2025, the Company sold 762,990 shares of common stock under the ATM Sales Agreement and net proceeds received were $8.7 million. As of December 31, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of December 31, 2025 of $36.8 million will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

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

Our significant accounting policies are more fully described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 became effective for the Company’s annual period beginning on January 1, 2025. The Company adopted this guidance in the fourth quarter of 2025 on a prospective basis. Refer to Note 14—Income Taxes for additional information.

Other Recent Accounting Pronouncements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its chief executive and chief financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as December 31, 2025 due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

We identified material weaknesses in our internal control over financial reporting as we did not:

(i)	design and maintain effective controls related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers. This material weakness resulted in immaterial misstatements of revenue, deferred revenue, accounts receivable and accrued expenses in the 2023 annual and the Q3 and Q4 interim financial statements, the 2024 annual and interim financial statements, and the Q1 and Q2 2025 interim financial statements that resulted in the revision of the previously issued annual and interim consolidated financial statements.
(ii)	design and maintain effective controls to verify the appropriateness of segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to individuals, and addressing conflicts on a timely basis. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iii)	design and maintain effective business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE. Specifically, we did not design effective controls to review and approve procedures over key information utilized in the performance of the control. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iv)	design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements and the effectiveness of IT-dependent controls. Specifically, we did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (b) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (c) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; (d) program development controls to ensure that new software development is tested, authorized and implemented appropriately, and (e) review of key third-party service provider Systems and Organizational Controls (“SOC”) reports. These material weaknesses did not result in a misstatement to our interim or annual consolidated financial statements.

Additionally, these material weaknesses could result in the misstatement of the interim or annual consolidated financial statements that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.

Management’s Plan to Remediate the Material Weaknesses

To remediate the material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan. The Company has taken the following steps to further our remediation:

Actions taken to date:

(i)	documented and maintained evidence of the completeness and accuracy of manually generated IPE and system generated IPE and review of controls, including focused training for process owners;
(ii)	formalized user access, change management and computer operations controls of our internal information systems as well as SOC report reviews for in-scope third-party systems;
(iii)	implemented focused ITGC training for key system owners; and
(iv)	increased the frequency of user access reviews of our internal information systems.

Actions still to be taken:

(i)	modifying system reporting over revenue to ensure completeness and accuracy of information used in the calculation of revenue, deferred revenue, accounts receivable and accrued expenses for customers of a specific contract;
(ii)	designing and implementing a reconciliation process over the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers to ensure completeness and accuracy of information;
(iii)	implementing focused user access deprovisioning training for key system owners particularly for external contractor deprovisioning;
(iv)	designing policies, procedures and controls related to program development to ensure new software programs are tested, authorized and implemented appropriately, including focused training for key system owners; and
(v)	designing and implementing controls over segregation of duties, including: (a) modifying and validating the journal entry approval process within the general ledger system; (b) reassigning preparation and review responsibilities over certain account reconciliations and financial statement variance analyses to ensure appropriate segregation of duties; (c) implementing controls related to the opening and closing of accounting periods to ensure there are independent reviews and approvals in place; (d) implementing independent review controls over vendor master data, and (e) implementing review controls over chart of account modifications.

These material weaknesses will not be remediated until all of the related control activities have been fully designed, implemented and operating effectively for a sufficient period of time.

During 2025, the Company invested significantly in our IT environment, enhanced key ITGCs, improved documentation and review of IPE, strengthened oversight of third-party service providers, and implemented additional monitoring activities across several control areas. Management believes these efforts will support the continued execution of the remediation plan into 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 24, 2025, Jessica Friedeman, Chief Marketing and Product Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock, at various limit prices above the current market price of the Company’s common stock as of the plan adoption date, with such transactions to occur during sale periods beginning on or after March 23, 2026 and ending on the earlier of October 29, 2027 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors standing for election at our 2026 Annual Meeting of Stockholders is incorporated by reference to the information under the caption “Proposal 1: Election of Directors,” in the proxy statement to be filed within 120 days of our fiscal year end (the “Proxy Statement”).

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

Information regarding delinquent Section 16 reports filed in 2025 is incorporated by reference to the information under the caption “Corporate Governance – Delinquent Section 16 Reports” in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Audit Related Matters” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements.

For a list of the financial statements included herein, see Table of Contents to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial Statement Schedules.

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

(3)	Exhibits.

The following exhibits are included as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
2.1	Stock Purchase Agreement, dated as of January 11, 2022, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	1/12/2022
2.2	Amendment to Stock Purchase Agreement, dated as of February 4, 2023, by and among Cleared Technologies, PBC, identified stockholders, and LifeMD, Inc.	8-K	2.1	2/10/2023
2.3	Stock Purchase Agreement, dated November 4, 2025, by and among LifeMD, Inc., Lion Buyer, LLC, WorkSimpli Software LLC, and the seller parties thereto	8-K	10.1	11/4/2025
2.4	Amendment to Stock Purchase Agreement, dated as of February 4, 2023	8-K	2.1	2/10/2023
3.1	Certificate of Incorporation, As Amended	10-K	3.1	3/22/2023
3.2	Bylaws of Immudyne, Inc., effective April 9, 2018	S-1	3.3	10/18/2012
4.1	Form of Convertible Note	8-K	4.1	8/19/2019
4.2	Form of Warrant	8-K	4.2	8/19/2019
4.3	Form of Convertible Redeemable Promissory Note	8-K	4.1	5/27/2020
4.4	Form of PA Warrant	8-K	4.1	11/4/2020
4.5	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)	8-K	4.2	1/14/2021
4.6	Form of Non-Qualified Option Agreement (Employee Awards)	8-K	4.3	1/14/2021
4.7	Form of Restricted Stock Award Agreement	8-K	4.4	1/14/2021
4.8	Description of Securities	10-K	4.9	3/7/2022
4.9	Form of Debenture	8-K	4.1	6/3/2021
4.10	Form of Warrant	8-K	4.2	6/3/2021
4.11	Form of Senior Indenture	S-3	4.5	6/8/2021
4.12	Form of Subordinated Indenture	S-3	4.6	6/8/2021
10.1#	Employment Agreement by and between the Company and Mr. Sean Fitzpatrick, dated July 23, 2018	8-K	10.2	10/29/2018
10.2#	Employment Agreement by and between the Company and Mr. Stefan Galluppi, dated March 18, 2019	10-Q	10.10	8/14/2019
10.3 #	First Amendment to Employment Agreement by and between Stefan Galluppi and Conversion Labs, Inc., dated April 1, 2020	S-8	4.11	1/13/2025
10.4 #	Second Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated November 15, 2021	S-8	4.12	1/13/2025
10.5 #	Third Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated December 28, 2021	S-8	4.13	1/13/2025
10.6 #	Fourth Amendment to Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated October 12, 2023	S-8	4.14	1/13/2025
10.7	Membership Interest Purchase Agreement by and between the Company, Conversion Labs PR LLC, Taggart International Trust and American Nutra Tech LLC, dated April 25, 2019	8-K	10.1	7/31/2019
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Conversion Labs PR	8-K	10.2	7/31/2019

10.9	Operating Agreement of Conversion Labs RX, LLC	8-K	10.1	6/7/2019
10.10#	Fitzpatrick Amendment by and between the Company and Mr. Sean Fitzpatrick	8-K	10.1	1/24/2020
10.11#	Employment Agreement, dated July 26, 2018, between the Company and Mr. Nicholas Alvarez	8-K	10.2	1/24/2020
10.12	Consulting Agreement by and between the Company and Auxo Technology Labs	10-Q	10.8	5/19/2020
10.13	Secured Convertible Promissory Note, dated July 27, 2020	8-K	10.1	7/28/2020
10.14	Form Securities Purchase Agreement	8-K	10.1	8/31/2020
10.15	Form of Warrant	8-K	10.2	8/31/2020
10.16	Form of Registration Rights Agreement	8-K	10.3	8/31/2020
10.17	Form of Consulting Agreement	8-K	10.4	8/31/2020
10.18	Form of Warrant Purchase Agreement	8-K	10.5	8/31/2020
10.19	Form of Consulting Warrant	8-K	10.6	8/31/2020
10.20	Form of Purchased Warrant	8-K	10.7	8/31/2020
10.21	First Amendment to Consulting Agreement, dated September 29, 2020, between Blue Horizon Consulting, LLC and Conversion Labs, Inc.	8-K	10.1	9/30/2020
10.22	Form of Securities Purchase Agreement	8-K	10.1	11/4/2020
10.23	Form of Registration Rights Agreement	8-K	10.2	11/4/2020
10.24	Form of Lock-Up Agreement	8-K	10.3	11/4/2020
10.25#	Employment Agreement, dated November 20, 2020 by and between Conversion Labs, Inc. and Eric H. Yecies	8-K	10.1	11/25/2020
10.26#	Amended and Restated Employment Agreement, dated December 8, 2020, by and between Conversion Labs, Inc. and Nicholas Alvarez	8-K	10.1	12/11/2020
10.27#	Employment Agreement, dated January 11, 2021, by and between the Company and Anthony Puopolo	8-K	10.1	1/14/2021
10.28	Form of CVLB PR Exchange Agreement	8-K	10.1	1/26/2021
10.29	Form of CVLB PR MIPA	8-K	10.2	1/26/2021
10.30	Form of Founding Members MIPA	8-K	10.3	1/26/2021
10.31	Amendment to LSS Operating Agreement	8-K/A	10.4	1/28/2021
10.32#	Employment Agreement, dated February 4, 2021, by and between the Company and Marc Benathen	8-K	10.1	2/10/2021
10.33	Form of Securities Purchase Agreement	8-K	10.1	2/12/2021
10.34	Form of Registration Rights Agreement	8-K	10.2	2/12/2021
10.35	Form of Securities Purchase Agreement, dated June 1, 2021, by and between the Company and the Purchasers	8-K	10.1	6/3/2021
10.36	Form of Registration Rights Agreement	8-K	10.2	6/3/2021
10.37	Form of Company Security Agreement	8-K	10.3	6/3/2021
10.38	Form of Guarantor Security Agreement	8-K	10.4	6/3/2021
10.39	Form of Guaranty Agreement	8-K	10.5	6/3/2021
10.40	Form of Intellectual Property Security Agreement	8-K	10.6	6/3/2021
10.41#	First Amendment to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc., dated July 19, 2021	8-K	10.1	7/22/2021
10.42#	Fourth Renewed Director Agreement, dated December 2, 2024, by and between LifeMD, Inc. and Roberto Simon	S-8	4.34	1/13/2025
10.43#	Fourth Renewed Director Agreement, dated December 2, 2024, by and between LifeMD, Inc. and John Strawn	10-K	10.43	3/11/2025
10.44#	Third Renewed Director Agreement, dated December 6, 2024, by and between LifeMD, Inc. and Dr. Joseph V. DiTrolio	10-K	10.44	3/11/2025
10.45#	First Amendment dated January 27, 2022 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.1	2/2/2022
10.46#	First Amendment dated January 27, 2022 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.2	2/2/2022
10.47#	First Amendment dated February 4, 2022 to the Employment Agreement between Maria Stan and LifeMD, Inc.	8-K	10.1	2/7/2022
10.48#	Employment Agreement dated March 15, 2021 between Maria Stan and LifeMD, Inc.	8-K	10.2	2/7/2022
10.49#	Second Amendment to Employment Agreement, dated November 7, 2023, between Maria Stan and LifeMD, Inc.	S-8	4.24	1/13/2025
10.50#	Employment Agreement between Jessica Friedeman and LifeMD, Inc. dated January 3, 2023	10-K	10.82	3/22/2023

10.51#	Director Agreement, dated February 9, 2023, between LifeMD, Inc. and Joan LaRovere	8-K	10.1	2/10/2023
10.52#	First Amendment to the Director Agreement, dated January 20, 2024, between Dr. Joan LaRovere and LifeMD, Inc.	S-8	4.43	1/13/2025
10.53#	Second Amendment to the Director Agreement, dated December 20, 2024, between Dr. Joan LaRovere and LifeMD, Inc.	S-8	4.44	1/13/2025
10.54	Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.1	3/23/2023
10.55	Supplement to Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated March 21, 2023	8-K	10.2	3/23/2023
10.56	Form of Warrant issued to Avenue Venture Opportunities	8-K	10.3	3/23/2023
10.57	Form of Promissory Note issued to Avenue Venture Opportunities	8-K	10.4	3/23/2023
10.58#	Second Amendment dated June 15, 2023 to the Employment Agreement between Eric Yecies and LifeMD, Inc.	8-K	10.3	6/20/2023
10.59#	Director Agreement, dated June 20, 2023 between LifeMD, Inc. and William J. Febbo	8-K	10.1	6/22/2023
10.60#	Consulting Services Agreement, dated May 30, 2023, between LifeMD, Inc. and William J. Febbo	8-K	10.4	6/22/2023
10.61	First Amendment dated September 26, 2023 to the Credit Agreement among Avenue Venture Opportunities Fund II, L.P., Avenue Venture Opportunities Fund, L.P. and LifeMD, Inc.	10-Q	1.1	11/8/2023
10.62#	Second Amendment dated July 11, 2023 to the Employment Agreement between Marc Benathen and LifeMD, Inc.	8-K	10.3	7/14/2023
10.63#	Amended and Restated First Amendment dated July 26, 2023 to the Amended and Restated Employment Agreement between Nicholas Alvarez and LifeMD, Inc.	10-Q	10.3	11/8/2023
10.64#	Employment Agreement dated April 1, 2022 between Justin Schreiber and LifeMD, Inc.	8-K	10.1	11/14/2023
10.65#	First Amendment dated November 13, 2023 to the Employment Agreement between Justin Schreiber and LifeMD, Inc. (incorporated by reference to Exhibit 10.108 to the Form 10-K filed with the SEC on March 11, 2024)	8-K	10.2	11/14/2023
10.66#	Second Amendment dated December 24, 2024 to the Employment Agreement between Justin Schreiber and LifeMD, Inc.	8-K	10.1	12/31/2024
10.67#	Separation Agreement dated March 9, 2024 between Brad Roberts and LifeMD, Inc.	10-K	10.110	3/11/2024
10.68#	Employment Agreement, dated December 13, 2021, between Dennis Wijnker and LifeMD, Inc.	10-K	10.68	3/11/2024
10.69#	Director Agreement, dated April 26, 2024, between LifeMD, Inc. and Calum MacRae	8-K	10.1	5/02/2024
10.70#	Third Amended and Restated 2020 Equity and Incentive Plan	8-K	10.1	6/18/2024
10.71	Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.	10-Q	10.1	11/07/2024
10.72	First Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD, Inc.	10-Q	10.2	11/07/2024
10.73	Second Amendment to Warehouse Lease Agreement, dated February 20, 2024, by and between Running Pump Business Center, LLC and LifeMD Pharmacy Services, LLC	10-Q	10.3	11/07/2024
10.74	First Amendment to Office Lease Agreement, dated May 6, 2024, by and between 236 Fifth Leasehold, LLC and LifeMD, Inc.	10-Q	10.4	11/07/2024
10.75	201 Brookfield Parkway Lease Agreement, dated September 17, 2024, by and between Front Street - Brookfield, LLC and LifeMD, Inc.	10-Q	10.5	11/07/2024
10.76#	First Amendment to the Employment Agreement, dated August 18, 2024, between Dennis Wijnker and LifeMD, Inc.	S-8	4.30	1/13/2025
10.77#	Stock Option Agreement, dated April 20, 2011, between ImmuDyne, Inc. and John R. Strawn	S-8	4.17	3/15/2024
10.78#	Stock Option Agreement, dated April 20, 2011, between ImmuDyne, Inc. and John R. Strawn	S-8	4.18	3/15/2024
10.79 #	Employment Agreement, dated June 20, 2023, between LifeMD, Inc. and Shane Biffar	10-K	10.79	3/11/2024

10.80*	Confidential Offer Letter, dated April 14, 2021 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.1	7/31/2025
10.81*	First Amendment to Employment Agreement, dated November 8, 2023 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.2	7/31/2025
10.82*	Second Amendment to Employment Agreement, dated May 7, 2024 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.3	7/31/2025
10.83*	Third Amendment to Employment Agreement, dated July 27, 2025 between LifeMD, Inc. and Shayna Webb Dray	8-K	10.4	7/31/2025
10.84+	Stock Purchase Agreement, dated November 4, 2025, by and among LifeMD, Inc., Lion Buyer, LLC, WorkSimpli Software LLC, and the seller parties thereto	8-K	10.1	11/04/2025
10.85+	Credit Agreement between LifeMD, Inc., and Citizens Bank, N.A., dated January 2, 2026	8-K	10.1	1/06/2026
10.86	Guarantee Agreement among LifeMD, Inc., each of the Subsidiary Guarantors party thereto, and Citizens Bank, N.A., dated January 2, 2026	8-K	10.2	1/06/2026
10.87	Pledge and Security Agreement among LifeMD, Inc., each of the Guarantors party thereto, and Citizens Bank, N.A., dated January 2, 2026	8-K	10.3	1/06/2026
10.88	Revolving Loan Note issued by LifeMD, Inc. to Citizens Bank, N.A., dated January 2, 2026	8-K	10.4	1/06/2026
16.1	Letter from Marcum LLP, to the Securities and Exchange Commission, dated April 25, 2025.	8-K	16.1	4/25/2025
16.2	Letter from CBIZ CPAs P.C., to the Securities and Exchange Commission, dated August 21, 2025	8-K	16.1	8/21/2025
19	LifeMD, Inc. Insider Trading Policy	10-K	19	3/11/2024
21.1*	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent (Marcum LLP)
23.2*	Independent Registered Public Accounting Firm’s Consent (PricewaterhouseCoopers LLP)
24.1*	Powers of Attorney (included on signature page)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97	3/11/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

+ Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

* Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
Date:	March 10, 2026

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

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)
Date:	March 10, 2026

By:	/s/ Marc Benathen
Marc Benathen
Chief Financial Officer
(principal financial officer)
Date:	March 10, 2026

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller
(principal accounting officer)
Date:	March 10, 2026

By:	/s/ Roberto Simon
Roberto Simon
Director
Date:	March 10, 2026

By:	/s/ John Strawn
John Strawn
Director
Date:	March 10, 2026

By:	/s/ Joseph DiTrolio
Joseph DiTrolio, M.D.
Director
Date:	March 10, 2026

By:	/s/ Joan LaRovere
Joan LaRovere, M.D.
Director
Date:	March 10, 2026

By:	/s/ Will Febbo
Will Febbo
Director
Date:	March 10, 2026

By:	/s/ Calum MacRae
Calum MacRae
Director
Date:	March 10, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeMD, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of LifeMD, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) effective controls related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers; (ii) effective controls to verify the appropriateness of segregation of duties; (iii) effective business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE; (iv) effective controls over information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements and the effectiveness of IT-dependent controls related to user access, program change management, computer operations, program development, and review of key third-party service provider Systems and Organizational Controls (SOC) reports.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Telehealth Subscription Revenue – Prescription Product Revenue Recorded as the Agent in the Arrangement with a Third-Party Pharmacy Provider

As described in Note 2 to the consolidated financial statements, the Company’s telehealth subscription revenue was $113.3 million for the year ended December 31, 2025, a portion of which relates to prescription product revenue that the Company accounts for as the agent in the arrangement with a third-party pharmacy provider. For telehealth contracts that include the sale of prescription products, the Company maintains relationships with certain third-party pharmacies, which are licensed mail order pharmacies providing prescription fulfillment to the Company’s customers. The third-party pharmacies fill prescription orders for customers who have received a prescription from a LifeMD PC provider. The Company may account for prescription product revenue as the principal or agent in the arrangement with its customers depending on the agreement with the related third-party pharmacy. Accounts receivable principally consist of amounts due from third-party merchant processors, who process the Company’s subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company.

The principal consideration for our determination that performing procedures relating to prescription product revenue recorded as the agent in the arrangement with a third-party pharmacy provider is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s telehealth subscription revenue recognition. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s accounting conclusion related to the principal versus agent relationship with a third-party pharmacy provider; (ii) testing revenue recognized for a sample of telehealth subscription revenue transactions with a third-party pharmacy provider by obtaining and inspecting invoices and cash receipts; (iii) testing a sample of pharmacy fill costs by obtaining and inspecting invoices from a third-party pharmacy provider; and (iv) confirming a sample of third-party merchant processor balances as of December 31, 2025 and, for confirmations not returned, testing the completeness and accuracy of certain data provided by management and developing an independent expectation of receivables and comparing the independent expectation to the amount recorded.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LifeMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LifeMD, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

Marlton, New Jersey

March 11, 2025, except for the effects of Note 4 as to which the date is March 10, 2026

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$36,786,318	$32,651,801
Accounts receivable	9,305,277	10,455,813
Product deposit	320,217	40,763
Inventory, net	2,773,576	2,797,358
Other current assets	2,646,077	3,003,539
Current assets of discontinued operations	-	3,420,086
Total Current Assets	51,831,465	52,369,360
Non-current Assets
Equipment, net	2,444,717	1,439,573
Right of use assets, net	5,267,857	6,228,559
Capitalized software, net	10,604,946	9,305,919
Intangible assets, net	262,334	53,336
Non-current assets of discontinued operations	-	6,699,550
Total Non-current Assets	18,579,854	23,726,937
Total Assets	$70,411,319	$76,096,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$14,149,154	$10,904,671
Accrued expenses	15,974,016	21,756,619
Current operating lease liabilities	642,422	320,082
Current portion of convertible long-term debt	-	8,444,444
Deferred revenue	10,807,773	17,097,854
Current liabilities of discontinued operations	-	8,876,498
Total Current Liabilities	41,573,365	67,400,168
Long-term Liabilities
Convertible long-term debt, net	-	9,885,057
Non-current operating lease liabilities	5,681,374	6,279,004
Non-current liabilities of discontinued operations	-	86,188
Total Liabilities	47,254,739	83,650,417
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $35.8 million as of December 31, 2025 and 2024	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 46,760,016 and 42,293,907 shares issued, 46,656,976 and 42,190,867 outstanding as of December 31, 2025 and 2024, respectively	467,600	422,939
Additional paid-in capital	251,455,616	230,508,339
Accumulated deficit	(228,603,075)	(239,850,931)
Treasury stock, 103,040 shares, at cost, as of December 31, 2025 and 2024	(163,701)	(163,701)
Total LifeMD, Inc. Stockholders’ Equity (Deficit)	23,156,580	(9,083,214)
Non-controlling interest of discontinued operations	-	1,529,094
Total Stockholders’ Equity (Deficit)	23,156,580	(7,554,120)
Total Liabilities and Stockholders’ Equity (Deficit)	$70,411,319	$76,096,297

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Telehealth revenue, net	$194,055,198	$154,824,075
Cost of telehealth revenue	27,714,808	21,440,799
Gross profit	166,340,390	133,383,276

Expenses
Selling and marketing expenses	86,074,473	70,102,961
General and administrative expenses	57,937,023	57,947,932
Customer service expenses	11,579,636	10,217,654
Other operating expenses	11,073,155	8,659,712
Development costs	7,345,797	6,857,005
Total expenses	174,010,084	153,785,264
Operating loss from continuing operations	(7,669,694)	(20,401,988)
Interest expense, net	(1,360,967)	(2,175,405)
Loss on debt extinguishment	(1,155,851)	-
Loss from continuing operations before income taxes	(10,186,512)	(22,577,393)
Income tax provision	(45,721)	(598,000)
Net loss from continuing operations	(10,232,233)	(23,175,393)
Net income from discontinued operations	25,852,024	2,315,252
Net income (loss)	15,619,791	(20,860,141)
Net income attributable to non-controlling interest of discontinued operations	1,265,685	548,875
Net income (loss) attributable to LifeMD, Inc.	14,354,106	(21,409,016)
Preferred stock dividends	(3,106,250)	(3,106,250)
Net income (loss) attributable to LifeMD, Inc. common stockholders	$11,247,856	$(24,515,266)
Basic earnings (loss) per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.30)	$(0.64)
Discontinued operations	0.54	0.04
Basic earnings (loss) per share	$0.25	$(0.60)
Diluted earnings (loss) per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.30)	$(0.64)
Discontinued operations	0.54	0.04
Diluted earnings (loss) per share	$0.25	$(0.60)
Weighted average number of common shares outstanding:
Basic	45,129,617	41,196,292
Diluted	45,129,617	41,196,292

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	LifeMD, Inc.								Non-controlling
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Interest of Discontinued
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Operations	Total
Balance, December 31, 2023	1,400,000	$140	38,358,641	$383,586	$217,550,583	$(215,335,665)	$(163,701)	$2,434,943	$1,754,107	$4,189,050
Stock compensation expense	-	-	1,609,960	16,100	12,218,697	-	-	12,234,797	-	12,234,797
Stock issued for noncontingent consideration payments	-	-	95,821	958	641,042	-	-	642,000	-	642,000
Exercise of stock options	-	-	86,250	863	119,449	-	-	120,312	-	120,312
Cashless exercise of warrants	-	-	1,630,458	16,305	(16,305)	-	-	-	-	-
Cashless exercise of stock options	-	-	512,777	5,127	(5,127)	-	-	-	-	-
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distributions to non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(773,888)	(773,888)
Net (loss) income	-	-	-	-	-	(21,409,016)	-	(21,409,016)	548,875	(20,860,141)
Balance, December 31, 2024	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(239,850,931)	$(163,701)	$(9,083,214)	$1,529,094	$(7,554,120)

Stock compensation expense	-	-	2,358,181	23,582	10,472,739	-	-	10,496,321	-	10,496,321
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Stock issued for asset acquisition	-	-	50,000	500	302,500	-	-	303,000	-	303,000
Exercise of stock options	-	-	1,250	13	5,937	-	-	5,950	-	5,950
Exercise of warrants	-	-	100,000	1,000	463,950	-	-	464,950	-	464,950
Sale of common stock under ATM, net	-	-	762,990	7,630	8,714,087	-	-	8,721,717	-	8,721,717
Cashless exercise of stock options	-	-	131,531	1,315	(1,315)	-	-	-	-	-
Cashless exercise of warrants	-	-	390,115	3,901	(3,901)	-	-	-	-	-
Series A Preferred Stock dividends	-	-	-	-	-	(3,106,250)	-	(3,106,250)	-	(3,106,250)
Distributions to non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(773,658)	(773,658)
Divestiture of non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(2,021,121)	(2,021,121)
Net income	-	-	-	-	-	14,354,106	-	14,354,106	1,265,685	15,619,791
Balance, December 31, 2025	1,400,000	$140	46,760,016	$467,600	$251,455,616	$(228,603,075)	$(163,701)	$23,156,580	$-	$23,156,580

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,619,791	$(20,860,141)
Less: Net income from discontinued operations	25,852,024	2,315,252
Net loss from continuing operations	(10,232,233)	(23,175,393)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Amortization of debt discount	234,369	401,775
Amortization of capitalized software	6,348,932	5,696,865
Amortization of intangibles	94,002	26,667
Accretion of consideration payable	-	13,644
Depreciation of fixed assets	865,524	465,830
Write-down of inventory	-	675,669
Loss on debt extinguishment	1,155,851	-
Noncash operating lease expense	960,702	672,983
Stock compensation expense	10,496,321	12,234,797
Changes in Assets and Liabilities
Accounts receivable	1,150,536	(4,487,546)
Product deposit	(279,454)	445,087
Inventory	23,782	(713,095)
Other current assets	357,463	(2,270,374)
Operating lease liabilities	(275,290)	(381,189)
Deferred revenue	(6,290,081)	9,826,219
Accounts payable	3,244,483	4,176,113
Accrued expenses	(5,782,603)	10,755,261
Net cash provided by operating activities of continuing operations	2,072,304	14,363,313
Net cash provided by operating activities of discontinued operations	6,207,871	3,149,877
Net cash provided by operating activities	8,280,175	17,513,190
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs(a)	(7,647,959)	(6,738,742)
Purchase of equipment	(1,870,668)	(1,463,357)
Net cash used in investing activities of continuing operations	(9,518,627)	(8,202,099)
Net cash provided by (used in) investing activities of discontinued operations(a)	16,426,858	(3,334,219)
Net cash provided by (used in) investing activities	6,908,231	(11,536,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt instruments	(18,719,721)	-
Sale of common stock under ATM, net	8,721,717	-
Repayment of notes payable, net of prepayment penalty	-	(327,597)
Cash proceeds from exercise of warrants	464,950	-
Cash proceeds from exercise of options	5,950	120,312
Preferred stock dividends	(3,106,250)	(3,106,250)
Net cash used in financing activities of continuing operations	(12,633,354)	(3,313,535)
Net cash used in financing activities of discontinued operations	(773,658)	(805,138)
Net cash used in financing activities	(13,407,012)	(4,118,673)
Net increase in cash	1,781,394	1,858,199
Cash at beginning of year	35,004,924	33,146,725
Cash at end of year	36,786,318	35,004,924
Less: Cash of discontinued operations at end of year	-	2,353,123
Cash of continuing operations at end of year	$36,786,318	$32,651,801
Cash paid for interest and taxes
Cash paid during the period for interest	$1,461,032	$2,528,042
Cash paid during the period for taxes	$587,000	$214,211
Non-cash investing and financing activities
Cashless exercise of options	$1,315	$5,127
Cashless exercise of warrants	$3,901	$16,305
Stock issued for debt conversion	$1,000,000	$-
Stock issued for asset acquisition	$303,000	$-
Stock issued for noncontingent consideration payments	$-	$642,000
Operating lease liabilities arising from obtaining right of use assets	$-	$6,372,148

(a)	Approximately $3.2 million and $3.6 million was paid to a related party for capitalized software costs during the years ended December 31, 2025 and 2024, respectively, of which $3.1 million and $3.5 million relates to discontinued operations for the years ended December 31, 2025 and 2024, respectively. See Note 13—Related Party Transactions.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of Business

LifeMD, Inc. is a patient-centric, direct-to-patient healthcare company providing a high-quality, cost-effective, and convenient way for patients to access virtual medical care and pharmacy services. Through the Company’s vertically integrated care model, it combines proprietary technology, affiliated clinical services, pharmacy infrastructure, and artificial intelligence (“AI”)-enabled operational systems to deliver longitudinal care at scale. The Company’s mission is to empower individuals to live healthier lives by expanding access to high-quality virtual and in-home healthcare services.

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

In 2022, the Company launched our virtual primary care offering under the LifeMD brand, LifeMD Primary Care. This offering provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs.

In 2023, we launched our GLP-1 Weight Management Program providing primary care, metabolic coaching, lab work, and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program with a personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate.

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli was 73.3%. On November 4, 2025, LifeMD, Inc. sold its majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements. For a description of the transaction, see Note 4—Discontinued Operations.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.) and LifeMD Pharmacy Holdings LLC, an affiliated limited liability company, (“LifeMD Pharmacy”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C. (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity Evaluation

As of December 31, 2025, the Company has an accumulated deficit of approximately $228.6 million and a positive working capital of approximately $10.3 million. The Company has incurred significant operating losses and to date, has been funding operations primarily through the cash generated from operating activities, issuance of common and preferred stock, and through loans and advances.

On March 21, 2023, the Company entered into and closed on a loan and security agreement (the “Avenue Credit Agreement”), and a supplement to the Credit Agreement (the “Avenue Supplement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue”). The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans which the Company received on September 26, 2023 under the First Amendment to the Avenue Credit Agreement (the “Avenue First Amendment”) and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised (the “Avenue Warrants”). In addition, Avenue converted $2 million of the $15 million in term loans funded at closing into shares of the Company’s common stock at a price per share equal to $1.49. Proceeds from the Avenue Facility were used to repay the Company’s outstanding notes payable balances with CRG Financial. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of December 31, 2025, there is no outstanding balance on the Avenue Facility. The Company recorded a loss on debt extinguishment of approximately $1.2 million within its consolidated financial statements for the year ended December 31, 2025. As of December 31, 2025, $540 thousand Avenue Warrants remain outstanding.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. During the year ended December 31, 2025, the Company sold 762,990 shares of common stock under the ATM Sales Agreement, with approximately $270 thousand in fees paid to the sales agent and net proceeds of $8.7 million. As of December 31, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of December 31, 2025 of $36.8 million will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The consolidated financial statements include the accounts of the Company, LifeMD Pharmacy, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. On November 4, 2025, the Company sold its interest in our majority-owned subsidiary WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements.

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

Total net loss for LifeMD PC was approximately $14.0 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively. Total assets and liabilities for the LifeMD PC were approximately $43 thousand and $360 thousand, respectively, as of December 31, 2025 and $8 thousand and $380 thousand, respectively, as of December 31, 2024.

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

Telehealth Subscription Revenue

For the Company’s telehealth subscription arrangements, the Company provides both one-time and subscription-based access to its telehealth platform. The Company offers monthly and multi-month subscriptions dependent upon the subscriber’s enrollment selection. For one-time consultations, the Company has determined that there is one performance obligation that is delivered as of a point in time. For subscription-based access, the Company has determined that there is one performance obligation that is delivered over time, as the Company allows the subscriber continuous access to the telehealth platform for the time period of the subscription. The telehealth platform access is a stand-ready obligation that is satisfied over the subscription period.

The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is a stand-ready obligation that is satisfied over the subscription period and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling prices, determined from the prices at which the Company separately sells these products and services. Revenue related to contracts with multiple performance obligations was approximately $12.9 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively.

Additionally, to fulfill its promise to customers for contracts that include the sale of prescription products, the Company maintains relationships with certain third-party pharmacies, which are licensed mail order pharmacies providing prescription fulfillment to the Company’s customers. The third-party pharmacies fill prescription orders for customers who have received a prescription from a LifeMD PC provider. The Company may account for prescription product revenue as the principal or agent in the arrangement with its customers depending on the agreement with the third-party pharmacy. The following factors are evaluated to determine if the Company acts as principal or agent in the arrangement: (i) whether the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) whether the Company obtains control of the product; (iii) whether the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) whether the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) whether the Company sets all listed prices for the prescription products. Based on evaluation of these factors, the Company accounts for prescription product revenue as either principal or agent in the arrangement depending on the specific agreement terms with the third-party pharmacy.

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

Customer discounts, returns and rebates on telehealth revenues approximated $4.5 million and $3.7 million, respectively, during the years ended December 31, 2025 and 2024.

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

The Company determined the transaction price totalled $10 million, which was fully collected as of December 31, 2024. The Company allocated the total $10 million initial transaction price to three distinct performance obligations. These included three distinct sets of specific program deliverables that added enhancements to the Company’s platform to support the Medifast Collaboration. As the Company completed its first performance obligation related to this agreement as of December 31, 2023, the first $5 million payment was fully recognized during the year ended December 31, 2023. The Company recognized approximately $2 million related to the second performance obligation during the three months ended March 31, 2024, and approximately $3 million related to the second and third performance obligations during the three months ended June 30, 2024.

For the years ended December 31, 2025 and 2024, the Company had the following disaggregated revenue:

	Year Ended December 31,
	2025	%	2024	%
Telehealth subscription revenue	$113,269,103	58%	$67,684,547	44%
Telehealth product revenue	80,786,095	42%	82,139,528	53%
Medifast collaboration revenue	-	-%	5,000,000	3%
Telehealth revenue, net	$194,055,198	100%	$154,824,075	100%

Deferred Revenue

The Company records deferred revenue when cash payments are received or unconditionally due in advance of its performance. As of December 31, 2025 and 2024, the Company has deferred revenue of approximately $10.8 million and $17.1 million, respectively, which have been recorded as accrued contract liabilities and represent the following: (1) $9.2 million and $14.7 million as of December 31, 2025 and 2024, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers and (2) $1.6 million and $2.4 million as of December 31, 2025 and 2024, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product.

The amount of revenue recognized during the year ended December 31, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $15.2 million. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 as revenue by December 31, 2026.

The following table summarizes deferred revenue activities for the periods presented:

	Year Ended December 31,
	2025	2024
Beginning of period	$17,097,854	$7,271,635
Additions	185,891,699	160,377,930
Revenue recognized	(192,181,780)	(150,551,711)
End of period	$10,807,773	$17,097,854

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. The Company only considers these options if the options to extend are reasonably certain of being exercised and options to terminate are not reasonably certain not to exercise. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the balance sheet.

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of December 31, 2025 and 2024, the reserve for sales returns and allowances was approximately $353 thousand and $545 thousand, respectively. For all periods presented, as noted above, the sales returns and allowances were recorded in accrued expenses on the consolidated balance sheets.

Inventory

As of December 31, 2025 and 2024, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a Company managed warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable value, if lower. As of December 31, 2025 and 2024, the Company recorded an inventory reserve of $153 thousand and $263 thousand, respectively.

As of December 31, 2025 and 2024, the Company’s inventory consisted of the following:

	December 31,
	2025	2024
Finished goods	$2,071,988	$1,554,600
Raw materials and packaging components	854,980	1,506,078
Inventory reserve	(153,392)	(263,320)
Total inventory, net	$2,773,576	$2,797,358

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from three to five years for computers, furniture, fixtures and office equipment.

As of December 31, 2025 and 2024, the Company has the following amounts related to depreciable assets:

	December 31,
	2025	2024
Furniture, fixtures and office equipment	$3,272,857	$1,718,388
Computers	879,686	563,487
Total equipment, at cost	4,152,543	2,281,875
Accumulated depreciation	(1,707,826)	(842,302)
Total equipment, net	$2,444,717	$1,439,573

Depreciation expense was $866 thousand and $466 thousand for the years ended December 31, 2025 and 2024, respectively.

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of December 31, 2025 and 2024, the Company has approximately $320 thousand and $41 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equalling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2025, the Company approximates its implicit purchase commitments to be approximately $333 thousand, of which the majority are with two vendors that manufacture the Company’s finished goods inventory for its LifeMD brand.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of December 31, 2025 and 2024, the Company capitalized a net amount of $10.6 million and $9.3 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our consolidated statements of operations.

Intangible Assets

Intangible assets are comprised of: (1) a customer relationship asset, (2) the Cleared Technologies, PBC (“Cleared”) trade name, (3) Cleared developed technology, (4) a purchased license, and (5) the Optimal Human Health MD (“OHHMD”) brand. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset which typically range from one year to ten years.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. For the years ended December 31, 2025 and 2024, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling and marketing expenses within the consolidated statements of operations. Advertising costs that relate to future advertising periods are recorded as prepaid expenses and amortized to selling and marketing expenses over the period in which the related advertising occurs. Advertising and marketing expenses were $86.1 million and $70.1 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli filed a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses. Management determines the necessity for a valuation allowance. In 2025 and 2024, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. No reserve for uncertain tax positions has been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s tax returns for all years since December 31, 2022, remain open to audit by all related taxing authorities.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment. Under this guidance compensation cost is recognized at fair value on the date of the grant and amortized over the respective vesting or service period. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s common shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free interest rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the Company has elected to account for forfeitures as they occur. The fair value of restricted stock is calculated using the quoted market price on the date of grant.

Segment Data

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements. As a result, the Company’s portfolio of brands within continuing operations are now managed as a single operating segment on a consolidated basis. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the face amount of notes payable approximate fair value for all periods presented. The Company has no financial instruments that are valued using Level 3 inputs.

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of December 31, 2025, one third-party pharmacy supplied 71% of the Company’s total fulfillment services. As of December 31, 2024, three third-party pharmacies supplied 98% of the Company’s total fulfillment services.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under ASU 2023-09, entities must annually: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 became effective for the Company’s annual period beginning on January 1, 2025. The Company adopted this guidance in the fourth quarter of 2025 on a prospective basis. Refer to Note 14—Income Taxes for additional information.

Other Recent Accounting Pronouncements

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

In addition, the Company previously identified various out-of-period amounts included in its previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Accordingly, the Company corrected these errors in its financial statements in the periods that the errors were identified. The Company is revising its previously issued financial statements to correct for these errors in the appropriate prior periods. The immaterial errors consist of: (1) a $1.0 million understatement of an insurance receivable and corresponding liability related to a pending legal matter previously recorded on a net basis, (2) a $1.0 million, $1.0 million and $1.5 million understatement of accounts receivable and corresponding liability related to deferred costs associated with one of the Company’s net revenue arrangements with a third-party pharmacy provider as of December 31, 2024, March 31, 2025 and June 30, 2025, respectively, (3) $1.5 million in voluntary disclosure sales tax expense that was overstated for the year ended December 31, 2024 and understated by $1.5 million for the years ended December 31, 2023, 2022 and 2021 for the Company’s WorkSimpli business and (4) $0.5 million in WorkSimpli distributions that understated non-controlling interest during the three months ended December 31, 2024 and overstated non-controlling interest for the first and second quarters of 2024.

The Company effected such revisions to its consolidated balance sheet as of December 31, 2024 and its consolidated statement of operations, consolidated statement of changes in stockholders’ equity (deficit) and consolidated statement of cash flows for the year ended December 31, 2024 in connection with this filing of our 2025 Annual Report on Form 10-K, which contains this comparative period and will effect the revisions for the three months ended March 31, 2025 and the three and six months ended June 30, 2025 in connection with the future filings of its Form 10-Q which contain these comparative periods. The following tables present the effect of the revisions on the financial statements previously issued as of and for the year ended December 31, 2024, as a result of the error corrections described above. As discussed in Note 4—Discontinued Operations, WorkSimpli has been treated as discontinued operations for all periods presented. As a result, these “As Revised” figures were recast for the impact of discontinued operations to arrive at “As Reported” figures as presented throughout these consolidated financial statements.

	As of and for the Year Ended December 31, 2024
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Reported
Consolidated Balance Sheet:
Accounts receivable	$8,217,813	$2,636,271	$10,854,084	$398,271	$10,455,813
Other current assets	$2,672,231	$1,000,000	$3,672,231	$668,692	$3,003,539
Total Current Assets	$48,733,089	$3,636,271	$52,369,360	$-	$52,369,360
Total Assets	$72,460,026	$3,636,271	$76,096,297	$-	$76,096,297
Accrued expenses	$20,811763	$2,000,000	$22,811,763	$1,055,144	$21,756,619
Deferred revenue	$14,480,917	$5,145,023	$19,625,940	$2,528,086	$17,097,854
Total Current Liabilities	$60,255,145	$7,145,023	$67,400,168	$-	$67,400,168
Total Liabilities	$76,505,394	$7,145,023	$83,650,417	$-	$83,650,417
Accumulated deficit	$236,253,218	$3,597,713	$239,850,931	$-	$239,850,931
Total LifeMD, Inc. Stockholders’ Deficit	$5,485,501	$3,597,713	$9,083,214	$-	$9,083,214
Non-controlling interest	$(1,440,133)	$(88,961)	$(1,529,094)	$-	$(1,529,094)
Total Stockholders’ Deficit	$4,045,368	$3,508,752	$7,554,120	$-	$7,554,120
Total Liabilities and Stockholder’s Deficit	$72,460,026	$3,636,271	$76,096,297	$-	$76,096,297
Consolidated Statement of Operations:
Telehealth revenue, net	$158,438,631	$(3,614,556)	$154,824,075		$-		$154,824,075
Total revenues, net	$212,453,838	$(3,614,556)	$208,839,282		$54,015,207		$154,824,075
Gross profit	$188,385,359	$(3,614,556)	$184,770,803		$51,387,527		$133,383,276
General and administrative expenses	$72,662,021	$(1,482,913)	$71,179,108		$13,231,176		$57,947,932
Total expenses	$204,530,040	$(1,482,913)	$203,047,127		$49,261,863		$153,785,264
Operating loss	$(16,144,681)	$(2,131,643)	$(18,276,324)		$2,125,664		$(20,401,988)
Loss from operations before income taxes	$(18,326,498)	$(2,131,643)	$(20,458,141)		$2,119,252		$(22,577,393)
Net loss	$(18,728,498)	$(2,131,643)	$(20,860,141)		$-		$(20,860,141)
Net income attributable to noncontrolling interests	$153,234	$395,641	$548,875		$-		$548,875
Net loss attributable to LifeMD, Inc.	$(18,881,732)	$(2,527,284)	$(21,409,016)		$-		$(21,409,016)
Net loss attributable to LifeMD, Inc. common stockholders	$(21,987,982)	$(2,527,284)	$(24,515,266)		$-		$(24,515,266)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.07)	$(0.60)		$-		$(0.60)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.53)	$(0.07)	$(0.60)		$-		$(0.60)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$236,253,218	$3,597,713	$239,850,931		$-		$239,850,931
Non-controlling interest	$(1,440,133)	$(88,961)	$(1,529,094)		$-		$(1,529,094)
Consolidated Statement of Cash Flows:				$		$
Net loss	$(18,728,498)	$(2,131,643)	$(20,860,141)		$-		$(20,860,141)
Accounts receivable	$(2,940,563)	$(1,647,760)	$(4,588,323)		$(100,777)		$(4,487,546)
Other current assets	$(1,737,721)	$(1,000,000)	$(2,737,721)		$(467,347)		$(2,270,374)
Deferred revenue	$5,652,319	$4,262,316	$9,914,635		$88,416		$9,826,219
Accrued expenses	$7,502,624	$517,087	$8,019,711		$(2,735,550)		$10,755,261
Net cash provided by operating activities	$17,513,190	$-	$17,513,190		$-		$17,513,190

	As of and for the Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Reported
Consolidated Statement of Operations:
Telehealth revenue, net	$52,456,481	$(1,568,582)	$50,887,899	$-	$50,887,899
Total revenues, net	$65,697,756	$(1,568,582)	$64,129,174	$13,241,275	$50,887,899
Gross profit	$57,054,040	$(1,568,582)	$55,485,458	$12,734,021	$42,751,437
Operating income (loss)	$2,542,924	$(1,568,582)	$974,342	$2,156,059	$(1,181,717)
Net income	$1,916,649	$(1,568,582)	$348,067	$-	$348,067
Net income (loss) attributable to LifeMD, Inc.	$1,384,804	$(1,568,582)	$(183,778)	$-	$(183,778)
Net income (loss) attributable to LifeMD, Inc. common stockholders	$608,241	$(1,568,582)	$(960,341)	$-	$(960,341)
Basic earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.03)	$(0.02)	$-	$(0.02)
Diluted earnings (loss) per share attributable to LifeMD, Inc. common stockholders	$0.01	$(0.03)	$(0.02)	$-	$(0.02)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$235,644,977	$5,166,295	$240,811,272	$-	$240,811,272
Non-controlling interest	$(1,935,978)	$(88,961)	$(2,024,939)	$-	$(2,024,939)
Consolidated Statement of Cash Flows:
Net income	$1,916,649	$(1,568,582)	$348,067	$-	$348,067
Accounts receivable	$(1,974,961)	$1,507,106	$(467,855)	$(7,907)	$(459,948)
Deferred revenue	$144,985	$61,475	$206,460	$9,126	$197,334
Net cash provided by operating activities	$3,068,387	$-	$3,068,387	$-	$3,068,387

	For the Three Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Reported
Consolidated Statement of Operations:
Telehealth revenue, net	$48,563,672	$455,210	$49,018,882	$-	$49,018,882
Total revenues, net	$62,218,185	$455,210	$62,673,395	$13,654,513	$49,018,882
Gross profit	$54,787,281	$455,210	$55,242,491	$13,062,312	$42,180,179
Operating loss	$(906,772)	$455,210	$(451,562)	$1,895,324	$(2,346,886)
Net loss	$(1,569,799)	$455,210	$(1,114,589)	$-	$(1,114,589)
Net loss attributable to LifeMD, Inc.	$(2,074,874)	$455,210	$(1,619,664)	$-	$(1,619,664)
Net loss attributable to LifeMD, Inc. common stockholders	$(2,851,436)	$455,210	$(2,396,226)	$-	$(2,396,226)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$0.01	$(0.05)	$-	$(0.05)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.06)	$0.01	$(0.05)	$-	$(0.05)

	As of and for the Six Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Reported
Consolidated Statement of Operations:
Telehealth revenue, net	$101,020,153	$(1,113,372)	$99,906,781	$-	$99,906,781
Total revenues, net	$127,915,941	$(1,113,372)	$126,802,569	$26,895,788	$99,906,781
Gross profit	$111,841,321	$(1,113,372)	$110,727,949	$25,796,332	$84,931,617
Operating income (loss)	$1,636,152	$(1,113,372)	$522,780	$4,051,383	$(3,528,603)
Net income (loss)	$346,850	$(1,113,372)	$(766,522)	$-	$(766,522)
Net loss attributable to LifeMD, Inc.	$(690,070)	$(1,113,372)	$(1,803,442)	$-	$(1,803,442)
Net loss attributable to LifeMD, Inc. common stockholders	$(2,243,195)	$(1,113,372)	$(3,356,567)	$-	$(3,356,567)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.05)	$(0.03)	$(0.08)	$-	$(0.08)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.05)	$(0.03)	$(0.08)	$-	$(0.08)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit):
Accumulated deficit	$238,496,413	$4,711,085	$243,207,498	$-	$243,207,498
Non-controlling interest	$(2,164,934)	$(88,961)	$(2,253,895)	$-	$(2,253,895)
Consolidated Statement of Cash Flows:
Net income (loss)	346,850	$(1,113,372)	$(766,522)	$-	$(766,522)
Accounts receivable	$887,684	$645,683	$1,533,367	$19,421	$1,513,946
Deferred revenue	$(2,690,893)	$(32,312)	$(2,723,205)	$(137,042)	$(2,586,163)
Accrued expenses	$(5,865,264)	500,000	(5,365,264)	(104,771)	(5,260,493)
Net cash provided by operating activities	$11,707,834	$-	$11,707,834	$-	$11,707,834

These accompanying notes to the consolidated financial statements reflect the impact of this revision.

NOTE 4 – DISCONTINUED OPERATIONS

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

The aggregate purchase price for the units is based on an enterprise value of approximately $65.0 million, with 46.2%, or $24.0 million, paid at close as the base purchase price, subject to an adjustment holdback amount and post-closing adjustments for net working capital, cash, closing date indebtedness, and Company transaction expenses, and 53.8%, or $28.0 million, subject to future performance targets, for an aggregate purchase consideration to the Sellers of up to $52.0 million. The Company received 91.6% of the base purchase price, or $22.0 million, based on its 73.3% ownership interest in the 80% units held that were sold by the Sellers. The Company may receive up to $25.6 million of the purchase price subject to future EBITDA and Adjusted EBITDA performance targets. The Company recorded a gain on sale of discontinued operations, net of tax, of $21.3 million which is included in net income from discontinued operations in the consolidated statements of operations for the year ended December 31, 2025.

This transaction represents a key milestone in the Company’s strategic transformation, further positioning the Company as a pure-play healthcare company exclusively focused on expanding its virtual care and pharmacy offerings.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. As such, the financial position, results of operations and cash flows of WorkSimpli, including the gain on sale of WorkSimpli and the related cash proceeds received, are reported as discontinued operations in these consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the financial results of the discontinued operations prior to the sale of WorkSimpli.

	Year Ended December 31,
	2025	2024
Worksimpli revenue, net	$44,295,845	$54,015,207
Cost of WorkSimpli revenue	2,065,675	2,627,680
Gross profit	42,230,170	51,387,527
Expenses
Selling and marketing expenses	23,723,071	32,917,064
General and administrative expenses	9,904,862	13,231,176
Other operating expenses	553,610	458,318
Development costs	3,137,396	2,655,303
Total expenses	37,318,939	49,261,863
Operating income from discontinued operations	4,911,231	2,125,664
Interest expense	(167,285)	(6,412)
Gain on sale of discontinued operations	21,460,465	-
Net income from discontinued operations before income taxes	26,204,411	2,119,252
Income tax (provision) benefit	(352,387)	196,000
Net income from discontinued operations	25,852,024	2,315,252
Net income attributable to non-controlling interest of discontinued operations	1,265,685	548,875
Net income from discontinued operations attributable to LifeMD, Inc.	$24,586,339	$1,766,377

The major classes of assets and liabilities included in discontinued operations related to WorkSimpli are presented in the table below.

December 31,
2024
Current Assets
Cash	$2,353,123
Accounts receivable	398,271
Other current assets	668,692
Total Current Assets of Discontinued Operations	3,420,086
Non-current Assets
Equipment, net	39,611
Right of use asset, net	172,037
Capitalized software, net	4,510,582
Intangible assets, net	1,977,320
Total Non-current Assets of Discontinued Operations	6,699,550
Total Assets of Discontinued Operations	$10,119,636
Current Liabilities
Accounts payable	$5,104,813
Accrued expenses	1,055,144
Current operating lease liabilities	188,455
Deferred revenue	2,528,086
Total Current Liabilities of Discontinued Operations	8,876,498
Long-term Liabilities
Other long-term liabilities	86,188
Total Liabilities of Discontinued Operations	$8,962,686

The following table presents the gain on the sale of WorkSimpli as of November 4, 2025, pursuant to the Purchase Agreement by and between the Company and the Purchaser:

Consideration received
Upfront payment for fair value transferred for WorkSimpli(1)	$21,129,514

Net assets transferred
Cash	$1,533,374
Other current assets	1,033,172
Equipment, net	45,919
Right of use asset, net	84,738
Capitalized software, net	4,684,795
Intangible assets, net	1,184,862
Accounts payable	(3,664,968)
Accrued expenses	(1,049,738)
Current operating lease liabilities	(89,225)
Deferred revenue	(2,212,759)
Other long-term liabilities	(100,000)
Net assets transferred	$1,450,170

Derecognition of non-controlling interest of discontinued operations	$(2,021,121)

Transaction costs	$(240,000)

Gain on sale, pre-tax	$21,460,465
Income tax	(134,930)
Gain on sale, net of tax	$21,325,535

(1)	The upfront payment consists of $22.0 million in cash at closing less fees and other working capital adjustments of approximately $1.4 million. The upfront payment also includes approximately $500 thousand that was held back to cover any post-closing purchase price adjustments based on the final determination of these amounts. The $500 thousand is included in other current assets within the consolidated balance sheet as of December 31, 2025.

NOTE 5 – ACQUISITIONS

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

NOTE 6 –INTANGIBLE ASSETS

As of December 31, 2025 and 2024, the Company has the following amounts related to amortizable intangible assets:

	December 31,		Amortizable
	2025	2024	Life
Amortizable intangible assets
Cleared trade name	$133,339	$133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
OHHMD brand	303,000	-	3 years
Gross amount	$649,259	$346,259
Less: accumulated amortization
Cleared trade name	$(106,671)	$(80,003)
Cleared developed technology	(12,920)	(12,920)
Purchased licenses	(200,000)	(200,000)
OHHMD brand	(67,334)	-
Accumulated amortization	$(386,925)	$(292,923)
Total net amortizable intangible assets	$262,334	$53,336

The aggregate amortization expense of the Company’s intangible assets was $94 thousand and $27 thousand for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2025 and 2024, the Company has the following amounts related to accrued expenses:

	December 31,
	2025	2024
Accrued selling and marketing expenses	$6,260,992	$9,149,967
Accrued compensation	2,414,547	5,106,448
Accrued legal and professional fees	1,943,824	1,825,233
Accrued deferred costs	2,100,000	1,000,000
Sales tax payable	1,467,447	2,267,447
Accrued dividends payable	776,563	776,563
Other accrued expenses	1,010,643	1,630,961
Total accrued expenses	$15,974,016	$21,756,619

NOTE 8 – CONVERTIBLE LONG-TERM DEBT

Avenue Capital Credit Facility

As noted in Note 1 above, on March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provides for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. On November 15, 2023, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on November 15, 2023, Avenue exercised 96,773 of the Avenue Warrants on a cashless basis resulting in 79,330 shares of the Company’s common stock issued. On May 29, 2025, Avenue converted $1 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue. Additionally on May 29, 2025, Avenue exercised 435,484 of the Avenue Warrants on a cashless basis resulting in 388,650 shares of the Company’s common stock issued. As of December 31, 2025, there are no term loans remaining to be converted.

On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of December 31, 2025, there is no outstanding balance on the Avenue Facility. The Company recorded a loss on debt extinguishment of $1.2 million within its consolidated financial statements for the year ended December 31, 2025.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to $1.5 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of December 31, 2025, the Company had $44.6 million available under the ATM Sales Agreement.

Series A Preferred Stock

In September 2021, the Company entered into the Preferred Underwriting Agreement with B.Riley. Pursuant to the Preferred Underwriting Agreement, the Company agreed to sell 1,400,000 shares of its Series A Preferred Stock under the Preferred Stock Offering.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. The Company will pay cumulative distributions on the Series A Preferred Stock, from the date of original issuance, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock will be payable quarterly in arrears, on or about the 15th day of January, April, July and October of each year. The dividends are included in the Company’s results of operations for the years ended December 31, 2025 and 2024. Dividends declared and paid on the Series A Preferred Stock during the years ended December 31, 2025 and 2024 are as follows:

Declaration Date	Record Date	Payment Date
March 25, 2025	April 4, 2025	April 15, 2025
June 23, 2025	July 3, 2025	July 15, 2025
September 23, 2025	October 3, 2025	October 15, 2025
December 26, 2025	January 5, 2026	January 15, 2026
March 26, 2024	April 5, 2024	April 15, 2024
June 25, 2024	July 5, 2024	July 15, 2024
September 24, 2024	October 4, 2024	October 15, 2024
December 24, 2024	January 3, 2025	January 15, 2025

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

Options and Warrants

During the year ended December 31, 2025, the Company issued an aggregate of 131,531 shares of common stock related to the cashless exercise of options.

During the year ended December 31, 2025, the Company issued an aggregate of 390,115 shares of common stock related to the cashless exercise of warrants.

During the year ended December 31, 2025, the Company issued an aggregate of 100,000 shares of common stock related to the exercise of warrants for total proceeds of approximately $465 thousand.

During the year ended December 31, 2025, the Company issued an aggregate of 1,250 shares of common stock related to the exercise of options for total proceeds of approximately $6 thousand.

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

Common Stock

Common Stock Transactions During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company issued an aggregate of 2,358,181 shares of common stock for service, including vested restricted stock.

During the year ended December 31, 2025, the Company issued an aggregate of 50,000 shares of common stock related to the OHHMD APA.

During the year ended December 31, 2025, the Company issued an aggregate of 762,990 shares of common stock related to the ATM Sales Agreement and net proceeds received were $8.7 million.

On May 29, 2025, Avenue converted $1.0 million of the principal amount of the outstanding term loans into shares of the Company’s common stock. This resulted in 672,042 shares of common stock issued to Avenue.

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

Non-controlling Interest of Discontinued Operations

Net income attributable to non-controlling interest of discontinued operations amounted to $1.3 million and $549 thousand for the years ended December 31, 2025 and 2024, respectively. During both the years ended December 31, 2025 and 2024, the Company paid distributions to non-controlling shareholders of discontinued operations of $774 thousand.

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

As of December 31, 2025, the Amended 2020 Plan provided for the issuance of up to 8,250,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 974,234 shares as of December 31, 2025.

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

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 plan. The following is a summary of outstanding options activity under our Amended 2020 Plan:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	515,667	$1.84 – 13.74	4.81 years	$8.28
Granted	-	-	-	-
Exercised	(31,750)	4.76 – 6.17	0.78 years	5.72
Cancelled/Forfeited/Expired	(254,667)	4.57 – 10.93	5.43 years	8.90
Balance at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94

Exercisable at December 31, 2024	504,787	$1.84 – 13.74	4.84 years	$8.39
Exercisable at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94

Total compensation expense under the Amended 2020 Plan options above was $30 thousand and $1.2 million for the years ended December 31, 2025 and 2024, respectively, with no remaining unamortized expense as of December 31, 2025. During the year ended December 31, 2025, 30,500 options were exercised on a cashless basis, which resulted in 17,613 shares issued, and 1,250 options were exercised for cash. As of December 31, 2025, the aggregate intrinsic value of vested service-based options outstanding was $62 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of the Amended 2020 Plan above):

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Granted	30,000	7.50	1.11 years	7.50
Exercised	(197,000)	1.15 – 7.55	4.30 years	3.73
Cancelled/Forfeited/Expired	(125,000)	2.50 – 7.95	2.84 years	5.50
Balance at December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03

Exercisable December 31, 2024	682,333	$1.00 – 11.98	4.24 years	$4.06
Exercisable at December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03

The total fair value of the options granted during the year ended December 31, 2025 was $163 thousand, which was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 5 years, volatility of 108.5%, and risk-free rate of 4.34%. Total compensation expense under the above service-based option plan was $145 thousand and $291 thousand for the years ended December 31, 2025 and 2024, respectively, with no unamortized expense remaining as of December 31, 2025. During the year ended December 31, 2025, 197,000 options were exercised on a cashless basis, which resulted in 113,918 shares issued. As of December 31, 2025, aggregate intrinsic value of vested service-based options outstanding was $383 thousand.

The following is a summary of outstanding performance-based options activity:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	90,000	$1.25 – 2.50	2.30 years	$1.69
Granted	50,000	1.25 – 1.75	1.62 years	1.50
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(60,000)	1.25 – 2.50	1.14 years	1.67
Balance at December 31, 2025	80,000	$1.25 – 1.75	1.62 years	$1.59

Exercisable December 31, 2024	25,000	$1.75 – 2.50	1.40 years	$2.05
Exercisable at December 31, 2025	65,000	$1.25 – 1.75	1.59 years	$1.56

The total fair value of the options granted during the year ended December 31, 2025 was $535 thousand, which was determined using the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, expected term of 6.5 years, volatility of 136.75%, and risk-free rate of 4.5%. Total compensation expense under the above performance-based options plan was $535 thousand and $0 for the years ended December 31, 2025 and 2024. As of December 31, 2025, aggregate intrinsic value of vested performance options outstanding was $120 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity under our Amended 2020 Plan:

RSUs and RSAs Outstanding Number of Shares
Balance at December 31, 2024	3,049,944
Granted	1,751,825
Vested	(2,146,634)
Forfeited	(380,548)
Balance at December 31, 2025	2,274,587

The total fair value of the 1,751,825 RSUs and RSAs granted was $12.1 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the above Amended 2020 Plan RSUs and RSAs was $9.8 million and $9.9 million for the years ended December 31, 2025 and 2024, respectively, with unamortized expense remaining of $6.7 million as of December 31, 2025. During the year ended December 31, 2025, 2,095,681 RSUs and RSAs were issued, which included 1,818,999 RSUs and RSAs that vested during the year ended December 31, 2025, and 276,682 RSUs and RSAs that vested previously.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of outstanding RSUs and RSAs activity (outside of our Amended 2020 Plan):

RSUs and RSAs Outstanding Number of Shares
Balance at December 31, 2024	300,000
Granted	-
Vested	(200,000)
Balance at December 31, 2025	100,000

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 and $809 thousand for the years ended December 31, 2025 and 2024, respectively, with no unamortized expense remaining as of December 31, 2025. During the year ended December 31, 2025, 262,500 RSUs and RSAs were issued, which included 200,000 RSUs and RSAs that vested during the year ended December 31, 2025 and 62,500 RSUs and RSAs that vested previously.

Warrants

The following is a summary of outstanding and exercisable warrant activity:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.65
Granted	-	-	-	-
Exercised	(537,984)	1.24 – 4.75	1.75 years	1.89
Cancelled/Forfeited/Expired	(32,869)	4.75		4.75
Balance at December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88

Exercisable December 31, 2024	1,743,730	$1.24 – 12.00	2.66 years	$4.63
Exercisable December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88

Total compensation expense on the above warrants for services was $0 for both the years ended December 31, 2025 and 2024, with no unamortized expense remaining as of December 31, 2025. During the year ended December 31, 2025, 437,984 warrants were exercised on a cashless basis, which resulted in 390,115 shares issued and 100,000 warrants were exercised for cash.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to $10.5 million and $12.2 million for the years ended December 31, 2025 and 2024, respectively. Such amounts are included in general and administrative expenses in the consolidated statements of operations. Unamortized expense remaining related to RSUs was $6.7 million as of December 31, 2025, which is expected to be recognized through 2028.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

The following table reconciles net income attributable to LifeMD, Inc. common stockholders from continuing operations and discontinued operations to basic and diluted earnings per share:

	December 31,
	2025	2024
Net loss from continuing operations	$(10,232,233)	$(23,175,393)
Less: Preferred stock dividends	(3,106,250)	(3,106,250)
Net loss from continuing operations attributable to LifeMD, Inc. common stockholders	(13,338,483)	(26,281,643)
Net income from discontinued operations	25,852,024	2,315,252
Less: Net income attributable to noncontrolling interests of discontinued operations	1,265,685	548,875
Net income from discontinued operations attributable to LifeMD, Inc. common stockholders	24,586,339	1,766,377
Net income (loss) attributable to LifeMD, Inc. common stockholders	$11,247,856	$(24,515,266)

Basic loss per share from continuing operations is the same as diluted loss per share from continuing operations attributable to common stockholders for the years ended December 31, 2025 and 2024, because the inclusion of potential shares of common stock would have been anti-dilutive. The following table discloses the securities that were not included in the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
RSUs and RSAs	1,056,519	3,157,706
Stock options	394,124	1,288,000
Warrants	950,932	1,743,730
Convertible long-term debt	-	671,141
Total	2,401,575	6,860,577

NOTE 11 – LEASES

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2025:

Right-of-use assets	$5,267,857
Current operating lease liabilities	$642,422
Noncurrent operating lease liabilities	$5,681,374

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2025:

Fiscal year 2026	$1,260,397
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Fiscal year 2030	794,164
Thereafter	5,064,559
Less: imputed interest	(3,711,467)
Present value of operating lease liabilities	$6,323,796

Operating lease expenses were $1.5 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, and were included in other operating expenses in our consolidated statement of operations.

Supplemental cash flow and balance sheet information related to operating lease liabilities consisted of the following:

	December 31,
	2025	2024
Cash paid for operating lease liabilities	$842,070	$720,958
Weighted average remaining lease term in years	10.26	10.59
Weighted average discount rate	10.93%	11.06%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equalling the total expected product acceptance cost in excess of the product deposit. As of December 31, 2025, the Company approximates its implicit purchase commitments to be $333 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of December 31, 2025, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s consolidated financial position.

On August 27, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York (“EDNY”) against the Company, the Company’s Chief Executive Officer, Mr. Schreiber, and the Company’s Chief Financial Officer, Mr. Benathen, (collectively, the “Defendants”), captioned Johnston v. LifeMD, Inc., et al., Case No. 25-cv-04761, alleging: (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the Defendants for making false and misleading statements; and (ii) violations of Section 20(a) of the Exchange Act by the individual officer defendants as alleged control persons. On October 24, 2025, the EDNY granted the joint motion to transfer the class action complaint from the EDNY to the United States District Court for the Southern District of New York (“SDNY”). On November 24, 2025, the SDNY appointed a Lead Plaintiff. On January 30, 2026, the Lead Plaintiff filed an amended complaint. Defendants expect to file a motion to dismiss the amended complaint by March 27, 2026; Lead Plaintiff’s opposition would be due on May 15, 2026; and Defendants’ reply brief would be due on June 12, 2026.

In the months following filing of the class action complaint, four putative shareholder derivative complaints were filed, captioned: (i) Greenberg v. Schreiber et al., Case No. 25-cv-5075 (EDNY), (ii) Poulos v. Schreiber et al., Case No. 25-cv-5197 (EDNY), (iii) Shibata v. Schreiber et al., Case No. 25-cv-5284-JMW (EDNY) and (iv) Ellis v. Schreiber, et al. 125-cv-09343 (SDNY). These complaints alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Exchange Act Sections 10(b) and 21D by the Company’s officers and directors. The shareholder derivative complaints are based primarily on the same alleged conduct underlying the class action complaint described above, and seek damages in an unspecified amount and other relief. On December 11, 2025, the three derivative actions filed in the EDNY were consolidated and stayed pending a ruling on the motion to dismiss in the securities class action, including any related appeals. On December 17, 2025, the derivative action filed in the SDNY was stayed on the same terms. While the Company does not believe that any of the class action or shareholder derivative complaints will have a material adverse effect on the Company’s business, results of operations and financial condition, failure to obtain a favorable resolution of these complaints could have such a material adverse effect.

On August 23, 2023, a purported putative class action complaint captioned Marden v. LifeMD, Inc., Case No. 23-cv-07469, was filed in the United States District Court for the Southern District of New York (the “Marden Complaint”) against the Company’s RexMD brand. The Marden Complaint alleges, inter alia, unauthorized disclosure of certain information of class members to third parties. On November 21, 2023, the plaintiffs amended the Marden Complaint. On March 4, 2024, the Company moved to dismiss the Marden Complaint. On July 12, 2024, the parties attended a mediation. On November 1, 2024, the plaintiffs filed a notice of voluntary dismissal of the Southern District of New York case and on November 25, 2024, the plaintiffs refiled the case via a new complaint captioned W.M.F. & Matthew Marden v. LifeMD, Inc., Case No. A-24-906800-C, in the District Court of Clark County, Nevada. On June 4, 2025, the Court approved a preliminary class action settlement. On September 30, 2025, the final approval hearing for the settlement was held, and the settlement was formally approved by the Court, certifying the class for settlement purposes and dismissing the case with prejudice. The Company recorded approximately $1.1 million for the settlement liability, which is reflected in the Company’s consolidated financial statements for the year ended December 31, 2025.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the years ended December 31, 2025 and 2024, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. CloudBoson ceased to be a related party of the Company on November 4, 2025. The Company paid CloudBoson a total of approximately $3.2 million and $3.6 million during the period ended November 4, 2025 and the year ended December 31, 2024, respectively, for these services. The Company has no outstanding payables to CloudBoson as of November 4, 2025.

Legal Services

During the year ended December 31, 2024, the Company utilized King & Spalding LLP (“King & Spalding”), a large international law firm, for which an immediate family member of Robert Jindal, one of the Company’s former directors, is the Company’s relationship partner, to provide legal services. King & Spalding ceased to be a related party of the Company on December 18, 2024. The Company paid King & Spalding a total of approximately $830 thousand during the year ended December 31, 2024 for these services. The Company had no outstanding payables to King & Spalding as of December 31, 2024.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 restricted shares of the Company’s common stock, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 restricted shares of common stock, with a fair value of $131 thousand, related to this agreement during the year ended December 31, 2025.

On June 14, 2023, Naveen Bhatia, a former member of the Board, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 restricted shares of the Company’s common stock, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 restricted shares of common stock, with a fair value of $168 thousand, related to this agreement during the year ended December 31, 2025. On January 24, 2025, Mr. Bhatia entered into another consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 restricted shares of the Company’s common stock, of which 50,000 restricted shares vested on the execution of the agreement and 50,000 restricted shares vested on the one-year anniversary of the agreement. The Company issued 50,000 restricted shares of common stock, with a fair value of $257 thousand, related to this agreement during the year ended December 31, 2025.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, includes an annual base salary increase to $240 thousand. During the years ended December 31, 2025 and 2024, the Company paid Mr. Schreiber approximately $240 thousand and $228 thousand, respectively, in connection with his employment.

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Mr. Schreiber dated August 16, 2017. The amendment modifies the performance-based vesting conditions of a previously granted stock option award for 50,000 common shares, by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company recorded stock-based compensation expense related to this amendment of $535 thousand during the year ended December 31, 2025.

NOTE 14 – INCOME TAXES

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $109.8 million and $102.8 million, respectively. As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $42.0 million and $38.6 million, respectively. Federal net operating loss carryforwards of $3.9 million could be subject to limitation if upon further analysis a change in ownership as defined by Internal Revenue Code Section 382 is determined to have occurred. All remaining net operating loss carryforwards were generated after 2017 and can be carried forward indefinitely.

The change in valuation allowance for the year ended December 31, 2025 of $19.0 million relates to: (1) federal and state jurisdictions in the amounts of $14.0 million and $1.9 million, respectively, which is included in continuing operations and (2) $3.1 million which is included in discontinued operations. The change in the valuation allowance for the year ended December 31, 2024 of $5.3 million is included in continuing operations with an additional decrease in valuation allowance of $500 thousand included in discontinued operations. The Company has fully reserved the net deferred tax asset.

The income tax provision charged to continuing operations for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Current:
U.S. federal	$25,918	$404,000
State and local	19,803	194,000
Foreign	-	-
	45,721	598,000
Deferred:
U.S. federal	-	-
State and local	-	-
Foreign	-	-
	-	-
Provision for income taxes	$45,721	$598,000

The provision for income taxes differs from the expected amount of income tax benefit determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended December 31, 2025 and 2024 as follows:

	December 31, 2025
	$	Rate
U.S. federal statutory tax rate	(2,139,168)	21.00%
State and local income taxes, net of federal income tax effect(a)	2,217	(0.02)%
Changes in valuation allowances	(14,003,937)	137.47%
Nontaxable or nondeductible items	103,557	(1.02)%
Other adjustments
Share-based compensation	15,993,992	(157.01)%
Other	89,060	(0.87)%
Effective tax rate	45,721	(0.45)%

(a)	State taxes in California and Texas comprised greater than 50% of the tax effect in this category.

December 31, 2024
Computed “expected” tax benefit	$(3,982,000)
Increase (decrease) in income taxes resulting from:
State taxes	(406,000)
Permanent differences	37,000
Change in valuation allowance	5,332,000
Deferred true up	(384,000)
Other	1,000
Provision for income taxes	$598,000

The following table presents income taxes paid (net of refunds received) during the year ended December 31, 2025 by jurisdiction:

U.S. federal taxes	$304,000
State and local taxes
California	139,000
Texas	84,000
Other states	60,000
Total income taxes paid	$587,000

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation	2,385,000	17,981,000
Sec 174 – software development	-	915,000
Accrued compensation	242,000	976,000
Operating lease liabilities	1,499,000	1,569,000
Business interest limitation	-	1,324,000
Other	1,171,000	924,000
Net operating loss carryforwards	25,244,000	23,634,000
	30,541,000	47,323,000
Deferred tax liabilities:
Right of use assets	(1,248,000)	(1,480,000)
Depreciation	(278,000)	(181,000)
Sec 174 – Software development	(2,378,000)	-
	(3,904,000)	(1,661,000)
Less valuation allowance	(26,637,000)	(45,662,000)
	$-	$-

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending many of the expiring tax provision of the Tax Cuts and Jobs Act (“TCJA”) while adding, modifying and altering numerous provisions. During the year ended December 31, 2025, the Company completed its assessment of the OBBBA and has implemented the changes enacted under the law. The enactment and application of OBBBA did not have a material impact on the Company’s effective tax rate or these consolidated financial statements.

NOTE 15 – SEGMENT DATA

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these consolidated financial statements. As a result, the Company’s portfolio of brands within continuing operations are now managed as a single operating segment on a consolidated basis. Our CODM is our Chief Executive Officer. The CODM uses segment operating income or loss to determine segment profitability in order to assess performance and allocate resources.

Relevant segment data as of December 31, 2025 and December 31, 2024 is as follows:

	Year Ended December 31,
	2025	2024
Telehealth revenue, net	$194,055,198	$154,824,075
Cost of telehealth revenue	27,714,808	21,440,799
Significant Segment Expenses:
Selling and marketing expenses	86,074,473	70,102,961
Payroll expenses	30,432,651	30,486,701
Merchant processing fees	7,678,590	7,188,539
Other general and administrative expenses	32,019,591	27,582,904
Other segment items(1)	17,804,779	18,424,159
Segment operating loss	(7,669,694)	(20,401,988)
Interest expense, net	(1,360,967)	(2,175,405)
Loss on debt extinguishment	(1,155,851)	-
Loss from continuing operations before income taxes	$(10,186,512)	$(22,577,393)

(1)	Other segment items include stock-based compensation and depreciation and amortization.

	December 31,
Total Assets	2025	2024
Telehealth	$70,411,319	$65,976,661
Assets of discontinued operations	-	10,119,636
Consolidated	$70,411,319	$76,096,297

Total expenditures for purchases of capitalized software, equipment, and intangible assets, which are reported on the Company’s consolidated statements of cash flows totalled $9.5 million and $8.2 million for our Telehealth segment during the years ended December 31, 2025 and 2024, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Citizens Bank Credit Agreement

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), which provides for a senior secured revolving credit facility in an aggregate outstanding amount not exceeding $30 million (the “Credit Facility”) to support potential corporate development and/or shareholder value creation initiatives. The Credit Facility may be increased in the aggregate principal amount of up to $20 million based on the terms and subject to the conditions described in the Credit Agreement. In connection with the Credit Agreement, among other things, the Company issued a revolving loan note to the Lender for any loans that may be made under the Credit Facility. Additionally, among other things, the Company and its subsidiaries entered into a pledge and security agreement and a guarantee agreement to provide credit support for the Credit Facility.

The Credit Facility matures on January 2, 2029. The terms of the Credit Facility provide a variable rate of interest to be charged on outstanding balances and impose a commitment fee based on the average unused amount available to be drawn under the Credit Facility. The variable rate of interest to be charged on outstanding balances is based on a benchmark interest rate as selected by the Company, plus an applicable margin as specified in the Credit Agreement, which may vary depending on the benchmark interest rate selected. Specifically, the applicable margin ranges from 1.50% to 2.25% for the benchmark interest rate based on Term SOFR and 0.50% to 1.25% for the benchmark interest rate based on Alternate Base Rate and the commitment fee ranges from 0.225% to 0.30%, in each case, depending on the Consolidated Leverage Ratio. The Credit Facility had no upfront fee to the Company.

The Credit Agreement contains restrictions on the Company, its Subsidiaries and AMG Entities, including restrictions on the ability to incur debt, incur liens, make investments and make dispositions. The Credit Agreement also includes financial covenants, which require the Company to maintain (a) the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter commencing with the fiscal quarter ending March 31, 2026 to be at or less than 2.50 to 1.00, and (b) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter commencing with the fiscal quarter ending March 31, 2026 to be at least 3.00 to 1.00. The Credit Agreement includes a number of certain representations and warranties, affirmative covenants, negative covenants and events of default more specifically described in the Credit Agreement. The Company has not drawn any funds under the Credit Facility to date.

Stock Issued for Service

In January 2026, the Company issued 330,573 shares of common stock related to vested RSUs and RSAs with a total fair value of $1.8 million.

Stock Option Exercise

In January 2026, the Company issued 50,000 shares of common stock related to the exercise of options for total proceeds of $75,000.

