Form 10-Q
period 2026-03-31
LifeMD, Inc.
filed 2026-05-06
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2026, there were 48,362,510 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$34,478,137	$36,786,318
Accounts receivable	9,855,117	9,305,277
Product deposit	331,525	320,217
Inventory, net	3,177,136	2,773,576
Other current assets	3,855,131	2,646,077
Total Current Assets	51,697,046	51,831,465
Non-current Assets
Equipment, net	2,260,437	2,444,717
Right of use assets, net	5,055,090	5,267,857
Capitalized software, net	10,881,678	10,604,946
Intangible assets, net	230,417	262,334
Total Non-current Assets	18,427,622	18,579,854
Total Assets	$70,124,668	$70,411,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,653,122	$14,149,154
Accrued expenses	15,244,963	15,974,016
Current operating lease liabilities	670,825	642,422
Deferred revenue	12,016,840	10,807,773
Total Current Liabilities	49,585,750	41,573,365
Long-term Liabilities
Noncurrent operating lease liabilities	5,502,072	5,681,374
Total Liabilities	55,087,822	47,254,739
Commitments and contingencies (Note 12)
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $35.8 million as of March 31, 2026 and December 31, 2025	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 47,632,707 and 46,760,016 shares issued, 47,529,667 and 46,656,976 outstanding as of March 31, 2026 and December 31, 2025, respectively	476,327	467,600
Additional paid-in capital	252,976,314	251,455,616
Accumulated deficit	(238,252,234)	(228,603,075)
Treasury stock, 103,040, at cost, as of March 31, 2026 and December 31, 2025	(163,701)	(163,701)
Total Stockholders’ Equity	15,036,846	23,156,580
Total Liabilities and Stockholders’ Equity	$70,124,668	$70,411,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Telehealth revenue, net	$50,162,956	$50,887,899
Cost of telehealth revenue	5,925,499	8,136,462
Gross profit	44,237,457	42,751,437

Expenses
Selling and marketing expenses	29,874,860	22,272,924
General and administrative expenses	15,176,355	14,340,151
Other operating expenses	3,179,946	2,389,536
Customer service expenses	3,139,305	3,071,494
Development costs	1,796,063	1,859,049
Total expenses	53,166,529	43,933,154
Operating loss from continuing operations	(8,929,072)	(1,181,717)
Interest income (expense), net	56,476	(463,638)
Loss from continuing operations before income taxes	(8,872,596)	(1,645,355)
Income tax provision	-	-
Net loss from continuing operations	(8,872,596)	(1,645,355)
Net income from discontinued operations	-	1,993,422
Net (loss) income	(8,872,596)	348,067
Net income attributable to non-controlling interest of discontinued operations	-	531,845
Net loss attributable to LifeMD, Inc.	(8,872,596)	(183,778)
Preferred stock dividends	(776,563)	(776,563)
Net loss attributable to LifeMD, Inc. common stockholders	$(9,649,159)	$(960,341)
Basic (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.20)	$(0.06)
Discontinued operations	-	0.03
Basic loss per share	$(0.20)	$(0.02)
Diluted (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.20)	$(0.06)
Discontinued operations	-	0.03
Diluted loss per share	$(0.20)	$(0.02)
Weighted average number of common shares outstanding:
Basic	47,336,060	43,135,778
Diluted	47,336,060	43,135,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling Interest of Discontinued
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Operations	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(239,850,931)	$(163,701)	$(9,083,214)	$1,529,094	$(7,554,120)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of stock options	-	-	56,139	561	(56)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(183,778)	-	(183,778)	531,845	348,067
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(240,811,272)	$(163,701)	$(7,495,027)	$2,024,939	$(5,470,088)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2026	1,400,000	$140	46,760,016	$467,600	$251,455,616	$(228,603,075)	$(163,701)	$23,156,580
Stock compensation expense	-	-	819,691	8,197	1,440,708	-	-	1,448,905
Exercise of stock options	-	-	53,000	530	79,990	-	-	80,520
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)
Net loss	-	-	-	-	-	(8,872,596)	-	(8,872,596)
Balance, March 31, 2026	1,400,000	$140	47,632,707	$476,327	$252,976,314	$(238,252,234)	$(163,701)	$15,036,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,872,596)	$348,067
Less: Net income from discontinued operations	-	1,993,422
Net loss from continuing operations	(8,872,596)	(1,645,355)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Amortization of debt discount	-	100,444
Amortization of capitalized software	1,674,852	1,529,380
Amortization of intangibles	31,917	6,667
Depreciation of fixed assets	289,458	155,361
Noncash operating lease expense	212,767	269,888
Stock compensation expense	1,448,905	2,548,528
Changes in Assets and Liabilities
Accounts receivable	(549,840)	(459,948)
Product deposit	(11,308)	(151,077)
Inventory	(403,560)	(170,339)
Other current assets	(1,209,054)	302,221
Operating lease liabilities	(150,899)	(79,799)
Deferred revenue	1,209,067	197,334
Accounts payable	7,503,968	(85,373)
Accrued expenses	(729,053)	(2,259,106)
Net cash provided by operating activities of continuing operations	444,624	258,826
Net cash provided by operating activities of discontinued operations	-	2,809,561
Net cash provided by operating activities	444,624	3,068,387
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs(a)	(1,951,584)	(1,886,815)
Purchase of equipment	(105,178)	(117,545)
Net cash used in investing activities of continuing operations	(2,056,762)	(2,004,360)
Net cash used in investing activities of discontinued operations(a)	-	(862,978)
Net cash used in investing activities	(2,056,762)	(2,867,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock dividends	(776,563)	(776,563)
Cash proceeds from exercise of options	80,520	-
Net cash used in financing activities of continuing operations	(696,043)	(776,563)
Net cash used in financing activities of discontinued operations	-	(36,000)
Net cash used in financing activities	(696,043)	(812,563)
Net decrease in cash	(2,308,181)	(611,514)
Cash at beginning of period	36,786,318	35,004,924
Cash at end of period	34,478,137	34,393,410
Less: Cash of discontinued operations at end of period	-	2,441,699
Cash of continuing operations at end of period	$34,478,137	$31,951,711
Cash paid for interest and taxes
Cash paid during the period for interest	$-	$593,750
Cash paid during the period for taxes	$-	$22,696
Non-cash investing and financing activities
Cashless exercise of options	$-	$561

(a)	Approximately $878 thousand was paid to a related party for capitalized software costs during the three months ended March 31, 2025. See Note 13—Related Party Transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018, the Company closed the strategic acquisition of 51% of LegalSimpli Software, LLC, which operates a software as a service application for converting, editing, signing, and sharing PDF documents called PDFSimpli. On July 15, 2021, LegalSimpli Software, LLC, changed its name to WorkSimpli Software LLC, (“WorkSimpli”). As a result of a series of restructuring transactions, the Company’s ownership interest in WorkSimpli was 73.3%. On November 4, 2025, LifeMD, Inc. sold its majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these unaudited consolidated financial statements. For a description of the transaction, see Note 4—Discontinued Operations.

Unless otherwise indicated, the terms “LifeMD,” “Company,” “we,” “us,” and “our” refer to LifeMD, Inc. (formerly known as Conversion Labs, Inc.) and LifeMD Pharmacy Holdings LLC, an affiliated limited liability company (“LifeMD Pharmacy”). The affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C. (“LifeMD PC”) is the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Liquidity Evaluation

As of March 31, 2026, the Company has an accumulated deficit of approximately $238.3 million and a positive working capital of approximately $2.1 million. The Company has incurred significant operating losses to date and has been funding operations primarily through the cash generated from operating activities, issuance of common and preferred stock, and through loans and advances.

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens”), which provides for a senior secured revolving credit facility in an aggregate outstanding amount not exceeding $30 million (the “Credit Facility”) to support potential corporate development and/or shareholder value creation initiatives. The Credit Facility may be increased in the aggregate principal amount of up to $20 million on the terms and subject to the conditions described in the Credit Agreement. In connection with the Credit Agreement, among other things, the Company issued a revolving loan note to Citizens for any loans that may be made under the Credit Facility. Additionally, among other things, the Company and its subsidiaries entered into a pledge and security agreement and a guarantee agreement to provide credit support for the Credit Facility. The Credit Facility requires the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Facility, which is the ratio of (a) the Consolidated EBIT of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, to (b) Consolidated Interest Expense of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, as those capitalized terms are defined in the Credit Agreement. Compliance with the Consolidated Interest Coverage Ratio was adversely impacted by an increase of approximately $7.6 million, or 34%, in selling and marketing costs during the three months ended March 31, 2026, resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth. Among its remedies, Citizens could determine that there has been an Event of Default, deny access to funds under the Credit Facility, and/or it could terminate the Credit Facility. Discussions on the terms of an amendment to the Credit Agreement or waiver of compliance with the covenant are ongoing. As of March 31, 2026 and to date, the Company had not drawn any amounts under the Credit Facility. Refer to Note 8—Indebtedness for additional information.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of March 31, 2026 of $34.5 million and net proceeds from the sale of common stock under the ATM Sales Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2025, included in our 2025 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, Consolidation.

The unaudited consolidated financial statements include the accounts of the Company, LifeMD Pharmacy, and LifeMD PC, the Company’s affiliated, variable interest entity in which we hold a controlling financial interest. On November 4, 2025, the Company sold its interest in our majority-owned subsidiary WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these unaudited consolidated financial statements.

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

The Company determined that the LifeMD PC entity, the Company’s affiliated network of medical Professional Corporations and medical Professional Associations administratively led by LifeMD Southern Patient Medical Care, P.C., is a VIE and subject to consolidation. LifeMD PC and the Company do not have any stockholders in common. LifeMD PC is owned by licensed physicians, and the Company maintains a managed service agreement with LifeMD PC whereby we provide all non-clinical services to LifeMD PC. The Company determined that it is the primary beneficiary of LifeMD PC and must consolidate, as we have both the power to direct the activities of LifeMD PC that most significantly impact the economic performance of the entity and we have the obligation to absorb the losses. As a result, the Company presents the financial position, results of operations, and cash flows of LifeMD PC as part of the unaudited consolidated financial statements of the Company. There is no non-controlling interest upon consolidation of LifeMD PC.

Total net loss for LifeMD PC was approximately $3.1 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. Total assets and liabilities for the LifeMD PC were approximately $331 thousand and $528 thousand, respectively, as of March 31, 2026 and $43 thousand and $360 thousand, respectively, as of December 31, 2025.

Use of Estimates

The Company prepares its unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is a stand-ready obligation that is satisfied over the subscription period and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling prices, determined from the prices at which the Company separately sells these products and services. Revenue related to contracts with multiple performance obligations was approximately $4.1 million for both the three months ended March 31, 2026 and 2025.

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

Customer returns and rebates on telehealth revenues approximated $1.6 million and $776 thousand, during the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company had the following disaggregated revenue:

	Three Months Ended March 31,
	2026	%	2025	%
Telehealth subscription revenue	$30,407,827	61%	$30,127,536	59%
Telehealth product revenue	19,755,129	39%	20,760,363	41%
Total revenues, net	$50,162,956	100%	$50,887,899	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or unconditionally due in advance of its performance. As of March 31, 2026 and December 31, 2025, the Company has deferred revenue of approximately $12.0 million and $10.8 million, respectively, which have been recorded as accrued contract liabilities and represent the following: (1) $10.7 million and $9.2 million as of March 31, 2026 and December 31, 2025, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers and (2) $1.3 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product.

The amount of revenue recognized during the three months ended March 31, 2026, that was included in the deferred revenue balance as of December 31, 2025, was $7.8 million. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026 as revenue by March 31, 2027.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended March 31,
	2026	2025
Beginning of period	$10,807,773	$17,097,854
Additions	50,680,429	51,046,493
Revenue recognized	(49,471,362)	(50,849,157)
End of period	$12,016,840	$17,295,190

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the unaudited consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the unaudited consolidated balance sheets.

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of March 31, 2026 and December 31, 2025, the reserve for sales returns and allowances was approximately $353 thousand. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the unaudited consolidated balance sheets.

Inventory

As of March 31, 2026 and December 31, 2025, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company managed warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both March 31, 2026 and December 31, 2025, the Company recorded an inventory reserve of approximately $153 thousand.

As of March 31, 2026 and December 31, 2025, the Company’s inventory consisted of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$2,431,064	$2,071,988
Raw materials and packaging components	899,464	854,980
Inventory reserve	(153,392)	(153,392)
Total inventory, net	$3,177,136	$2,773,576

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from three to five years for computers, furniture, fixtures and office equipment.

As of March 31, 2026 and December 31, 2025, the Company has the following amounts related to depreciable assets:

	March 31,	December 31,
	2026	2025
Furniture, fixtures and office equipment	$3,312,385	$3,272,857
Computers	945,336	879,686
Total equipment, at cost	4,257,721	4,152,543
Accumulated depreciation	(1,997,284)	(1,707,826)
Total equipment, net	$2,260,437	$2,444,717

Depreciation expense was $289 thousand and $155 thousand for the three months ended March 31, 2026 and 2025, respectively.

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of March 31, 2026 and December 31, 2025, the Company has approximately $332 thousand and $320 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2026, the Company approximates its implicit purchase commitments to be $592 thousand, of which the majority are with two vendors that manufacture the Company’s finished goods inventory for its LifeMD brand.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of March 31, 2026 and December 31, 2025, the Company capitalized a net amount of $10.9 million and $10.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited consolidated statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2026 and December 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling and marketing expenses within the unaudited consolidated statement of operations. Advertising costs that relate to future advertising periods are recorded as prepaid expenses and amortized to selling and marketing expenses over the period in which the related advertising occurs. Advertising and marketing expenses were $29.9 million and $22.3 million for the three months ended March 31, 2026 and 2025, respectively.

Income Taxes

The Company files corporate federal, state, and local tax returns. WorkSimpli filed a tax return in Puerto Rico. The Company records current and deferred taxes in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses. Management determines the necessity for a valuation allowance. In 2026 and 2025, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance. ASC 740 also provides a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Using this guidance, a company may recognize the tax benefit from an uncertain tax position in its financial statements only if it is more likely-than-not (i.e., a likelihood of more than 50%) that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. No reserve for uncertain tax positions has been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s tax returns for all years since December 31, 2022, remain open to audit by all related taxing authorities.

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

Segments

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for the three months period ended March 31, 2025 presented in these unaudited consolidated financial statements. As a result, the Company’s portfolio of brands within continuing operations are managed as a single operating segment on a consolidated basis. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value for all periods presented. The Company has no financial instruments that are valued using Level 3 inputs.

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of March 31, 2026, three third-party pharmacies supplied 93% of the Company’s total fulfillment services. As of December 31, 2025, one third-party pharmacy supplied 71% of the Company’s total fulfillment services.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the unaudited consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03 for interim reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is currently evaluating the impact this guidance will have on the disclosures in the unaudited consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to simplify and modernize the accounting for internal-use software costs. The amendments remove references to prescriptive software development stages and clarify that capitalization of eligible software development costs begins when management authorizes and commits to funding the project and it is probable the project will be completed, and the software will be used as intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified approach for in-process projects. The Company is evaluating the impact this guidance will have on the unaudited consolidated financial statements and related disclosures.

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited consolidated financial statements upon adoption.

NOTE 3 – REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has revised its previously issued financial statements to correct for: (1) errors identified associated with the calculation of revenue, deferred revenue, accounts receivable and accrued expenses and (2) previously identified out-of-period adjustments. The Company has evaluated these errors in accordance with ASC 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections.

During the three months ended September 30, 2025, the Company identified errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers, which resulted in the misstatement of revenue in its previously issued 2023, 2024 annual and interim financial statements and its previously issued 2025 interim financial statements. Although the Company has determined such errors to be immaterial to its previously issued financial statements, the Company has revised its previously issued financial statements to correct these errors. The cumulative impact of such errors for periods prior to 2025 of $3.6 million has been accounted for as an adjustment to retained earnings as of January 1, 2025.

In addition, the Company previously identified various out-of-period amounts included in its previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Accordingly, the Company corrected these errors in its financial statements in the periods that the errors were identified. The Company revised its previously issued financial statements to correct for these errors in the appropriate prior periods. The immaterial errors consist of: (1) a $1.0 million understatement of an insurance receivable and corresponding liability related to a pending legal matter previously recorded on a net basis, (2) a $1.0 million, $1.0 million and $1.5 million understatement of accounts receivable and corresponding liability related to deferred costs associated with one of the Company’s net revenue arrangements with a third-party pharmacy provider as of December 31, 2024, March 31, 2025 and June 30, 2025, respectively, (3) $1.5 million in voluntary disclosure sales tax expense that was overstated for the year ended December 31, 2024 and understated by $1.5 million for the years ended December 31, 2023, 2022 and 2021 for the Company’s WorkSimpli business and (4) $0.5 million in WorkSimpli distributions that understated non-controlling interest during the three months ended December 31, 2024 and overstated non-controlling interest for the first and second quarters of 2024.

The Company effected such revisions to its unaudited consolidated financial statements as of and for the three months ended March 31, 2025 in connection with this filing of our Quarterly Report on Form 10-Q.

The following table presents the effect of the revisions on the unaudited consolidated financial statements previously issued as of and for the three months ended March 31, 2025, as a result of the error corrections described above. As discussed in Note 4—Discontinued Operations, WorkSimpli has been treated as discontinued operations for all periods presented. As a result, the “As Revised” amounts reflect both the correction of errors and the recast for discontinued operations, consistent with the “As Reported” amounts presented throughout these unaudited consolidated financial statements.

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

These accompanying notes to the unaudited consolidated financial statements reflect the impact of this revision.

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

The aggregate purchase price for the units is based on an enterprise value of approximately $65.0 million, with 46.2%, or $24.0 million, paid at close as the base purchase price, subject to an adjustment holdback amount and post-closing adjustments for net working capital, cash, closing date indebtedness, and Company transaction expenses, and 53.8%, or $28.0 million, subject to future performance targets, for an aggregate purchase consideration to the Sellers of up to $52.0 million. The Company received 91.6% of the base purchase price, or $22.0 million, based on its 73.3% ownership interest in the 80% units held that were sold by the Sellers. The Company may receive up to $25.6 million of the purchase price subject to future EBITDA and Adjusted EBITDA performance targets during a performance period commencing on January 1, 2026 and ending on January 1, 2029. The Company recorded a gain on sale of discontinued operations, net of tax, of $21.3 million during the year ended December 31, 2025.

This transaction represented a key milestone in the Company’s strategic transformation, further positioning the Company as a pure-play healthcare company exclusively focused on expanding its virtual care and pharmacy offerings.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows. For the three months ended March 31, 2025, the results of operations and cash flows of WorkSimpli are presented as discontinued operations. All amounts included in the notes to the unaudited consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the financial results of the discontinued operations prior to the sale of WorkSimpli:

Three Months Ended March 31, 2025
Worksimpli revenue, net	$13,241,275
Cost of WorkSimpli revenue	507,254
Gross profit	12,734,021
Expenses
Selling and marketing expenses	6,921,139
General and administrative expenses	2,715,517
Other operating expenses	125,222
Development costs	816,084
Total expenses	10,577,962
Operating income from discontinued operations	2,156,059
Interest expense	(162,637)
Net income from discontinued operations	1,993,422
Net income attributable to non-controlling interest of discontinued operations	531,845
Net income from discontinued operations attributable to LifeMD, Inc.	$1,461,577

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

NOTE 6 – INTANGIBLE ASSETS

As of March 31, 2026 and December 31, 2025, the Company has the following amounts related to amortizable intangible assets:

	March 31,	December 31,	Amortizable
	2026	2025	Life
Amortizable intangible assets
Cleared trade name	$133,339	$133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
OHHMD brand	303,000	303,000	3 years
Gross amount	$649,259	$649,259
Less: accumulated amortization
Cleared trade name	$(113,338)	$(106,671)
Cleared developed technology	(12,920)	(12,920)
Purchased licenses	(200,000)	(200,000)
OHHMD brand	(92,584)	(67,334)
Accumulated amortization	$(418,842)	$(386,925)
Total net amortizable intangible assets	$230,417	$262,334

The aggregate amortization expense of the Company’s intangible assets for the three months ended March 31, 2026 and 2025 was $32 thousand and approximately $7 thousand, respectively.

NOTE 7 – ACCRUED EXPENSES

As of March 31, 2026 and December 31, 2025, the Company has the following amounts related to accrued expenses:

	March 31,	December 31,
	2026	2025
Accrued selling and marketing expenses	$2,402,817	$6,260,992
Accrued compensation	3,755,133	2,414,547
Accrued legal and professional fees	1,830,832	1,943,824
Accrued deferred costs	2,119,507	2,100,000
Sales tax payable	1,467,447	1,467,447
Accrued dividends payable	776,563	776,563
Other accrued expenses	2,892,664	1,010,643
Total accrued expenses	$15,244,963	$15,974,016

NOTE 8 –INDEBTEDNESS

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. As of March 31, 2026, $540 thousand Avenue Warrants remain outstanding.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to approximately $632 thousand for the three months ended March 31, 2025.

On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of March 31, 2026, there is no outstanding balance on the Avenue Facility. The Company recorded a loss on debt extinguishment of approximately $1.2 million within its consolidated financial statements for the year ended December 31, 2025.

Citizens Bank Credit Agreement

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. ( “Citizens”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $30 million (the “Credit Facility”). The Credit Facility may be increased by up to an additional $20 million, subject to the terms and conditions set forth in the Credit Agreement.

The Credit Facility matures on January 2, 2029 and bears interest at a variable rate based on a benchmark interest rate selected by the Company, plus an applicable margin. The applicable margin ranges from 1.50% to 2.25% for borrowings based on Term SOFR and from 0.50% to 1.25% for borrowings based on the Alternate Base Rate. The Company is also required to pay a commitment fee ranging from 0.225% to 0.30% on the unused portion of the Credit Facility, in each case depending on the Company’s Consolidated Leverage Ratio. The Credit Facility did not require an upfront fee.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. It also includes financial covenants requiring the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, in each case measured as of the end of each fiscal quarter beginning with the quarter ending March 31, 2026. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Facility, which is the ratio of (a) the Consolidated EBIT of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, to (b) Consolidated Interest Expense of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, as those capitalized terms are defined in the Credit Agreement. Compliance with the Consolidated Interest Coverage Ratio was adversely impacted by an increase of approximately $7.6 million, or 34%, in selling and marketing costs during the three months ended March 31, 2026, resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth. Among its remedies, Citizens could determine that there has been an Event of Default, deny access to funds under the Credit Facility, and/or it could terminate the Credit Facility. Discussions on the terms of an amendment to the Credit Agreement or waiver of compliance with the covenant are ongoing. As of March 31, 2026 and to date, the Company had not drawn any amounts under the Credit Facility.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

Options and Warrants

During the three months ended March 31, 2026, the Company issued an aggregate of 53,000 shares of common stock related to the exercise of options for total proceeds of approximately $81 thousand.

Common Stock

During the three months ended March 31, 2026, the Company issued an aggregate of 819,691 shares of common stock for service, including vested restricted stock units (“RSUs”).

Non-controlling Interest of Discontinued Operations

Net income attributed to non-controlling interest of discontinued operations amounted to approximately $532 thousand for the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company paid distributions to non-controlling interest holders of discontinued operations of approximately $36 thousand.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The dividends are included in the Company’s results of operations for the three months ended March 31, 2026 and 2025. Dividends declared and paid on the Series A Preferred Stock during the three months ended March 31, 2026 and 2025 are as follows:

Declaration Date	Record Date	Payment Date
March 24, 2026	April 3, 2026	April 15, 2026
March 25, 2025	April 4, 2025	April 15, 2025

Stock Options

On January 8, 2021, the Company approved the Company’s 2020 Equity and Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Stockholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”).

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

As of March 31, 2026, the Amended 2020 Plan provided for the issuance of up to 8,400,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 996,818 shares as of March 31, 2026.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the three months ended March 31, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Granted	-	-	-	-
Exercised	(3,000)	1.84	1.82 years	1.84
Cancelled/Forfeited/Expired	-	-	-	-
Balance at March 31, 2026	226,250	$1.89 – 13.74	2.19 years	$8.02

Exercisable at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Exercisable at March 31, 2026	226,250	$1.89 – 13.74	2.19 years	$8.02

Total compensation expense for the Amended 2020 Plan options above was approximately $0 and $7 thousand for the three months ended March 31, 2026 and 2025, respectively, with no unamortized expense remaining as of March 31, 2026. During the three months ended March 31, 2026, 3,000 options were exercised and total proceeds received were approximately $6 thousand. As of March 31, 2026, aggregate intrinsic value of vested service-based options outstanding was $67 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the three months ended March 31, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(2,500)	11.98	-	11.98
Balance at March 31, 2026	387,833	$1.00 – 11.56	2.05 years	$3.97

Exercisable December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Exercisable at March 31, 2026	387,833	$1.00 – 11.56	2.05 years	$3.97

Total compensation expense under the above service-based option plan was $0 and $145 thousand for the three months ended March 31, 2026 and 2025, respectively, with no unamortized expense remaining as of March 31, 2026. As of March 31, 2026, aggregate intrinsic value of vested service-based options outstanding was $430 thousand.

The following is a summary of outstanding performance-based options activity for the three months ended March 31, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	80,000	$1.25 – 1.75	1.62 years	$1.59
Granted	-	-	-	-
Exercised	(50,000)	1.25 – 1.75	1.38 years	1.50
Balance at March 31, 2026	30,000	$1.75	1.38 years	$1.75

Exercisable December 31, 2025	65,000	$1.25 – 1.75	1.59 years	$1.56
Exercisable at March 31, 2026	15,000	$1.75	1.25 years	$1.75

Total compensation expense under the above performance-based options plan was $0 for both the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, 50,000 options were exercised and total proceeds received were approximately $75 thousand. As of March 31, 2026, aggregate intrinsic value of vested performance options outstanding was $56 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity under our Amended 2020 Plan for the three months ended March 31, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	2,274,587
Granted	388,000
Vested	(566,000)
Cancelled/Forfeited	(260,584)
Balance at March 31, 2026	1,836,003

The total fair value of the 388,000 RSUs and RSAs granted was approximately $1.5 million which was determined using the fair value of the quoted market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $1.4 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, with unamortized expense remaining of approximately $4.9 million as of March 31, 2026. During the three months ended March 31, 2026, a total of 819,691 shares of common stock were issued in connection with RSUs and RSAs, including: (i) 566,000 shares issued upon vesting of awards during the current period, and (ii) 253,691 shares issued upon settlement of awards that had vested in prior periods.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity (outside of our Amended 2020 Plan) for the three months ended March 31, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	100,000
Granted	-
Vested	-
Balance at March 31, 2026	100,000

Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 for both the three months ended March 31, 2026 and 2025, with no unamortized expense remaining as of March 31, 2026.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the three months ended March 31, 2026:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	-	-	-	-
Balance at March 31, 2026	1,172,877	$1.24 – 12.00	1.42 years	$5.88

Exercisable December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercisable March 31, 2026	1,172,877	$1.24 – 12.00	1.42 years	$5.88

Total compensation expense on the above warrants for services was $0 for both the three months ended March 31, 2026 and 2025, with no unamortized expense remaining as of March 31, 2026.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to $1.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Such amounts are included in general and administrative expenses in the unaudited consolidated statements of operations. Unamortized expense remaining related to RSUs was $4.9 million as of March 31, 2026, which is expected to be recognized through 2029.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of common shares outstanding during each period presented. Shares of unissued vested RSUs and RSAs are included in our calculation of basic weighted average common shares outstanding. Unvested RSUs and RSAs, convertible securities, warrants and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents are excluded from diluted earnings per share when the effects would be antidilutive.

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

The following table reconciles net income attributable to LifeMD, Inc. common stockholders from continuing operations and discontinued operations to basic and diluted earnings per share:

	March 31,
	2026	2025
Net loss from continuing operations	$(8,872,596)	$(1,645,355)
Less: Preferred stock dividends	(776,563)	(776,563)
Net loss from continuing operations attributable to LifeMD, Inc. common stockholders	(9,649,159)	(2,421,918)
Net income from discontinued operations	-	1,993,422
Less: Net income attributable to noncontrolling interests of discontinued operations	-	531,845
Net income from discontinued operations attributable to LifeMD, Inc. common stockholders	-	1,461,577
Net loss attributable to LifeMD, Inc. common stockholders	$(9,649,159)	$(960,341)

Basic loss per share is the same as diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025, because the inclusion of potential shares of common stock would have been anti-dilutive. The following table discloses the securities that were not included in the computation of diluted net earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSUs and RSAs	712,642	81,707
Stock options	168,399	354,052
Warrants	414,369	557,548
Convertible long-term debt	-	671,141
Total	1,295,410	1,664,448

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2026:

Right-of-use assets	$5,055,090
Current operating lease liabilities	$670,825
Noncurrent operating lease liabilities	$5,502,072

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited consolidated balance sheet as of March 31, 2026:

Remaining portion of fiscal year 2026	$950,385
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Fiscal year 2030	794,164
Thereafter	5,064,559
Less: imputed interest	(3,552,354)
Present value of operating lease liabilities	$6,172,897

Operating lease expenses were approximately $372 thousand and $383 thousand for the three months ended March 31, 2026 and 2025, respectively, and were included in other operating expenses in our unaudited consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	March 31,
	2026	2025
Cash paid for operating lease liabilities	$310,012	$188,818

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term in years	10.14	10.26
Weighted average discount rate	10.90%	10.93%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of March 31, 2026, the Company approximates its implicit purchase commitments to be $592 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of March 31, 2026, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s consolidated financial position.

On August 27, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York (“EDNY”) against the Company, the Company’s Chief Executive Officer, Mr. Schreiber, and the Company’s former Chief Financial Officer, Mr. Benathen, (collectively, the “Defendants”), captioned Johnston v. LifeMD, Inc., et al., Case No. 25-cv-04761, alleging: (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the Defendants for making false and misleading statements; and (ii) violations of Section 20(a) of the Exchange Act by the individual officer defendants as alleged control persons. On October 24, 2025, the EDNY granted the joint motion to transfer the class action complaint from the EDNY to the United States District Court for the Southern District of New York (“SDNY”). On November 24, 2025, the SDNY appointed a Lead Plaintiff. On January 30, 2026, the Lead Plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on March 27, 2026; Lead Plaintiff’s opposition is due on May 15, 2026; and Defendants’ reply brief is due on June 12, 2026.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the three months ended March 31, 2025, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. CloudBoson ceased to be a related party of the Company on November 4, 2025. The Company paid CloudBoson a total of approximately $878 thousand during the three months ended March 31, 2025 for these services. The Company had no outstanding payables to CloudBoson as of November 4, 2025.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 RSUs, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 RSUs, with a fair value of $131 thousand, related to this agreement during the three months ended March 31, 2025. The Company issued no RSUs related to this agreement during the three months ended March 31, 2026.

On June 14, 2023, Naveen Bhatia, a former member of the Board, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 RSUs, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 RSUs, with a fair value of $168 thousand, related to this agreement during the three months ended March 31, 2025. On January 24, 2025, Mr. Bhatia entered into another consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 RSUs, of which 50,000 RSUs vested on the execution of the agreement and 50,000 RSUs will vest on the one-year anniversary of the agreement. The Company issued 50,000 RSUs, with a fair value of $257 thousand, related to this agreement during the three months ended March 31, 2026.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, included an annual base salary increase to $240 thousand. During the three months ended March 31, 2026 and 2025, the Company paid Mr. Schreiber approximately $63 thousand and $55 thousand, respectively, in connection with his employment.

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Mr. Schreiber dated August 16, 2017. The amendment modifies the performance-based vesting conditions of a previously granted stock option award for 50,000 common shares, by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company recorded stock-based compensation expense related to this amendment of $535 thousand during the year ended December 31, 2025, with no additional expense recognized during the three months ended March 31, 2026.

NOTE 14 – INCOME TAXES

The Company incurred a pre-tax loss for the three months ended March 31, 2026. As such, the Company recorded no provision for income taxes. Additionally, the Company expects to incur a pre-tax loss for the year ended December 31, 2026. The Company maintains a full valuation allowance against its deferred tax assets, as it is not more-likely-than-not that such assets will be realized. Accordingly, no current or deferred income tax expense or benefit was recorded for the three months ended March 31, 2026.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. Management assessed the need for a valuation allowance as of March 31, 2026 and concluded that a full valuation allowance continues to be required based on cumulative losses and the forecasted loss for the year ended December 31, 2026. There were no discrete income tax items recorded during the three months ended March 31, 2026.

NOTE 15 – SEGMENTS

The Company’s portfolio of brands within continuing operations are managed as asingle operating segment on a consolidated basis. Our CODM is our Chief Executive Officer. The CODM uses net income or loss to determine segment profitability in order to assess performance and allocate resources.

Relevant segment data for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Telehealth revenue, net	$50,162,956	$50,887,899
Significant Segment Expenses:
Cost of telehealth revenue	5,925,499	8,136,462
Selling and marketing expenses	29,874,860	22,272,925
Payroll expenses	9,300,152	8,218,051
Merchant processing fees	2,064,814	2,011,449
Other general and administrative expenses	8,471,858	7,190,794
Other segment items(1)	3,454,845	4,239,936
Segment operating loss	(8,929,072)	(1,181,717)
Interest income (expense), net	56,476	(463,638)
Loss from continuing operations before income taxes	(8,872,596)	(1,645,355)
Income tax provision	-	-
Net loss from continuing operations	$(8,872,596)	$(1,645,355)

(1)	Other segment items include stock-based compensation and depreciation and amortization.

Total expenditures for purchases of capitalized software and equipment, which are reported on the Company’s unaudited consolidated statements of cash flows totaled $2.0 million during both the three months ended March 31, 2026 and 2025.

NOTE 16 – SUBSEQUENT EVENTS

Stock Issued for Service

In April 2026, the Company issued 70,000 shares of common stock related to vested restricted stock with a total fair value of $373 thousand.

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

Through our vertically integrated care model, we combine proprietary technology, affiliated clinical services, pharmacy infrastructure, and artificial intelligence (“AI”)-enabled operational systems to deliver longitudinal care at scale. Our mission is to empower individuals to live healthier lives by expanding access to high-quality virtual and in-home healthcare services. We believe our success is driven by an exceptional patient experience, our affiliated medical group comprised of high-quality and dedicated providers, and our vertically integrated care platform.

As of March 31, 2026, LifeMD served over 365,000 active patient subscribers across a range of healthcare needs, including primary care, men’s and women’s health, hormone health, weight management, insomnia, dermatology and cardiology. We provide virtual clinical services as well as prescription and over-the-counter (“OTC”) treatments, when medically appropriate.

Our virtual primary care services are primarily offered through a subscription model. Since inception, we have served approximately 1,492,000 patients and customers, expanding access to convenient, and high-quality healthcare.

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

In June 2024, we began accepting commercial and government health insurance for our virtual primary care services, including obesity-related care for medically qualified patients. As of March 31, 2026, our network covered approximately 112 million lives, including approximately 30 million Medicare Fee-for-Service beneficiaries. By June 1, 2026, we expect to expand coverage to approximately 230 million lives, representing approximately 80% of commercially insured lives in the U.S., 70% of Medicare Advantage beneficiaries, and Medicare Fee-for-Service beneficiaries.

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

AI and Data Infrastructure

We have been an early adopter of AI and large language models (“LLMs”) to integrate and analyze data across the Company. These technologies support clinical operations, product development, customer service, and internal workflows. We believe these capabilities have the potential to significantly improve operational efficiency, reduce costs, and increase the agility of our technology, products, operations, and medical teams, if we are able to mitigate accompanying risks addressed under “Risk Factors.”

Our Brands and Specialty Care Programs

We operate three consumer healthcare brands focused on largely unaddressed or underserved healthcare needs.

1)	LifeMD

The LifeMD brand is our flagship virtual primary care and specialty platform, having served over 514,000 customers and patients to date. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. The LifeMD brand is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and direct integrations and collaborations with pharmaceutical manufacturers that offer patients convenient and affordable access to important medications. The LifeMD brand addresses high-growth and historically underserved healthcare verticals through defined specialty care programs as noted below.

Weight Management

Our Weight Management Program, launched in April 2023 with a focus on GLP-1 medications, provides primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program to offer personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate – which is expected to grow the program’s addressable market. Since inception, our Weight Management Program has grown exponentially to over 98,000 patient subscribers as of March 31, 2026.

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

Rex MD is our men’s telehealth platform focused on conditions that are often underdiagnosed or undertreated due to stigma, inconvenience, or limited access to specialized providers. Since launch, Rex MD has served approximately 717,000 customers and patients. The platform delivers virtual diagnosis, treatment, and prescription medications for men’s health conditions including erectile dysfunction, premature ejaculation, hair loss, insomnia, weight loss and performance anxiety. Services are provided through our affiliated licensed medical providers, and prescription therapies are dispensed either through our wholly owned pharmacy or through partner pharmacies, as clinically appropriate.

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

ShapiroMD is a legacy brand offering access to virtual medical treatment, prescription medications, patented doctor formulated OTC products, topical compounded medications, and Food and Drug Administration (“FDA”) approved medical devices treating male and female hair loss through our telehealth platform. ShapiroMD is a leading destination for hair loss treatment across the U.S. and has served over 261,000 customers and patients to date.

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

Results of Operations

During the three months ended September 30, 2025, the Company identified and corrected errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers as well as various out-of-period amounts included in our previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Information presented in the tables below for the three months ended March 31, 2025 has been revised to reflect these corrections. See Note 3—Revisions to Previously Issued Financial Statements for more details.

Our financial results for the three months ended March 31, 2026 are summarized as follows in comparison to the three months ended March 31, 2025:

	March 31, 2026		March 31, 2025
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$50,162,956	100.00%	$50,887,899	100.00%
Cost of telehealth revenue	5,925,499	11.81%	8,136,462	15.99%
Gross profit	44,237,457	88.19%	42,751,437	84.01%
Selling and marketing expenses	29,874,860	59.56%	22,272,924	43.77%
General and administrative expenses	15,176,355	30.25%	14,340,151	28.18%
Other operating expenses	3,179,946	6.34%	2,389,536	4.70%
Customer service expenses	3,139,305	6.26%	3,071,494	6.04%
Development costs	1,796,063	3.58%	1,859,049	3.65%
Total expenses	53,166,529	105.99%	43,933,154	86.34%
Operating loss from continuing operations	(8,929,072)	(17.80)%	(1,181,717)	(2.32)%
Interest income (expense), net	56,476	0.11%	(463,638)	(0.91)%
Loss from continuing operations before income taxes	(8,872,596)	(17.69)%	(1,645,355)	(3.23)%
Income tax provision	-	-%	-	-%
Net loss from continuing operations	(8,872,596)	(17.69)%	(1,645,355)	(3.23)%
Net income from discontinued operations	-	-%	1,993,422	3.92%
Net (loss) income	(8,872,596)	(17.69)%	348,067	0.69%
Net income attributable to non-controlling interest of discontinued operations	-	-%	531,845	1.05%
Net loss attributable to LifeMD, Inc.	(8,872,596)	(17.69)%	(183,778)	(0.36)%
Preferred stock dividends	(776,563)	(1.55)%	(776,563)	(1.53)%
Net loss attributable to common stockholders	$(9,649,159)	(19.24)%	$(960,341)	(1.89)%

Telehealth revenue, net. Telehealth revenues for the three months ended March 31, 2026 decreased by approximately 1% to approximately $50.2 million compared to approximately $50.9 million for the three months ended March 31, 2025. The decrease in revenues was attributable to a decrease in telehealth product revenue of approximately $1.0 million due to a decrease in online sales demand partially offset by an increase in telehealth subscription revenue which experienced an increase of approximately $280 thousand during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in online sales demand.

Cost of telehealth revenue. Cost of telehealth revenue, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products decreased by approximately 27% to approximately $5.9 million for the three months ended March 31, 2026 compared to approximately $8.1 million for the three months ended March 31, 2025. The cost of telehealth revenue decrease was due to product mix, decreased telehealth product sales volume and decreased shipping costs during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. Telehealth costs were 12% of associated telehealth revenues during the three months ended March 31, 2026 compared to 16% of associated telehealth revenues during the three months ended March 31, 2025.

Gross profit. Gross profit increased by 3% to approximately $44.2 million for the three months ended March 31, 2026 compared to approximately $42.8 million for the three months ended March 31, 2025. Gross profit as a percentage of revenues was approximately 88% for the three months ended March 31, 2026 as compared to approximately 84% for the three months ended March 31, 2025. The increase in gross profit as a percentage of revenues was primarily due to product mix and decreased shipping costs on telehealth product revenues in the three months ended March 31, 2026.

Total expenses. Operating expenses for the three months ended March 31, 2026 were approximately $53.2 million, as compared to approximately $43.9 million for the three months ended March 31, 2025. This represents an increase of 21%, or approximately $9.2 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended March 31, 2026, the Company had an increase of approximately $7.6 million, or 34% in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth primarily for telehealth subscription revenue and new telehealth offerings. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended March 31, 2026, the Company had an increase of approximately $836 thousand in general and administrative expenses, primarily related to an increase in compensation costs of $1.1 million, an accounts receivable reserve adjustment of $450 thousand recorded during the three months ended March 31, 2026, and an increase in legal and professional fees of $200 thousand. These increases were partially offset by a decrease in stock-based compensation expense of $1.1 million.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended March 31, 2026, the Company had an increase of approximately $790 thousand, or 33%, primarily related to increases in software subscriptions to support the Company’s growth and compliance initiatives and an increase in depreciation expense.

(iv)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended March 31, 2026, the Company had an increase of approximately $68 thousand, or 2%, primarily related to increases in compensation costs.

The above increases in expenses were partially offset by the following decrease in expenses:

(i)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended March 31, 2026, the Company had a decrease of approximately $63 thousand, or 3%, primarily due to lower third-party service provider costs.

Interest income (expense), net. Interest income (expense), net consists of interest income on the Company’s cash account balances for the three months ended March 31, 2026 and interest expense on the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended March 31, 2025. Interest income was approximately $56 thousand for the three months ended March 31, 2026 compared to interest expense of $464 thousand for the three months ended March 31, 2025. The Company extinguished the Avenue Facility on August 5, 2025.

Working Capital

	March 31, 2026	December 31, 2025
Current assets	$51,697,046	$51,831,465
Current liabilities	49,585,750	41,573,365
Working capital	$2,111,296	$10,258,100

Working capital decreased by approximately $8.1 million during the three months ended March 31, 2026. The decrease in current assets is primarily attributable to a decrease in cash of $2.3 million, partially offset by an increase in other current assets of $1.2 million and an increase in accounts receivable of $550 thousand. Current liabilities increased by $8.0 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $6.8 million and an increase in deferred revenue of $1.2 million.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$444,624	$3,068,387
Net cash used in investing activities	(2,056,762)	(2,867,338)
Net cash used in financing activities	(696,043)	(812,563)
Net decrease in cash	(2,308,181)	(611,514)

Net cash provided by operating activities was approximately $445 thousand for the three months ended March 31, 2026, as compared with approximately $3.1 million for the three months ended March 31, 2025. The significant factors contributing to the net cash provided by operating activities during the three months ended March 31, 2026, include: (1) an increase in accounts payable and accrued expenses of $6.8 million, (2) $2.0 million in non-cash depreciation and amortization, (3) $1.4 million in non-cash stock-based compensation charges, and (3) an increase in deferred revenue of $1.2 million. These increases were partially offset by: (1) the Company’s net loss of $8.9 million for the three months ended March 31, 2026, (2) an increase in other current assets of $1.2 million, and (3) an increase in accounts receivable of $550 thousand. The significant factors contributing to the net cash provided by operating activities during the three months ended March 31, 2025, include: (1) $2.5 million in non-cash stock-based compensation charges and (2) $1.8 million in non-cash depreciation and amortization. These increases were partially offset by: (1) a decrease in accounts payable and accrued expenses of $2.3 million and (2) the Company’s net loss of $1.6 million for the three months ended March 31, 2025. Net cash provided by operating activities of discontinued operations was $2.8 million for the three months ended March 31, 2025.

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $2.1 million, as compared with approximately $2.9 million for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026, was due to cash paid for capitalized software costs of approximately $2.0 million, and cash paid for the purchase of equipment of approximately $105 thousand. Net cash used in investing activities for the three months ended March 31, 2025, was due to cash paid for capitalized software costs of approximately $1.9 million, and cash paid for the purchase of equipment of approximately $118 thousand. Net cash used in investing activities of discontinued operations was $863 thousand for the three months ended March 31, 2025.

Net cash used in financing activities for the three months ended March 31, 2026 was approximately $696 thousand as compared with approximately $813 thousand for the three months ended March 31, 2025. Net cash used in financing activities for the three months ended March 31, 2026, consisted of preferred stock dividends of $777 thousand partially offset by $81 thousand of cash proceeds received from the exercise of options. Net cash used in financing activities for the three months ended March 31, 2025, consisted of preferred stock dividends of $777 thousand. Net cash used in financing activities of discontinued operations was $36 thousand for the three months ended March 31, 2025.

Liquidity and Capital Resources Outlook

To date, the Company has been funding operations primarily through cash generated from operating activities, issuance of common and preferred stock, and through loans and advances. Our primary short-term and long-term requirements for liquidity and capital are for customer acquisitions, funding business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, long-term debt obligations, capital expenditures and general corporate purposes. For more information on our operating lease obligations, see Note 11—Leases to our unaudited consolidated financial statements included in this report.

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens”), which provides for a senior secured revolving credit facility in an aggregate outstanding amount not exceeding $30 million (the “Credit Facility”) to support potential corporate development and/or shareholder value creation initiatives. The Credit Facility may be increased in the aggregate principal amount of up to $20 million on the terms and subject to the conditions described in the Credit Agreement. In connection with the Credit Agreement, among other things, the Company issued a revolving loan note to Citizens for any loans that may be made under the Credit Facility. Additionally, among other things, the Company and its subsidiaries entered into a pledge and security agreement and a guarantee agreement to provide credit support for the Credit Facility. The Credit Facility requires the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Facility, which is the ratio of (a) the Consolidated EBIT of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, to (b) Consolidated Interest Expense of the Company and its Subsidiaries for the most recently completed four consecutive fiscal quarters ended March 31, 2026, as those capitalized terms are defined in the Credit Agreement. Compliance with the Consolidated Interest Coverage Ratio was adversely impacted by an increase of approximately $7.6 million, or 34%, in selling and marketing costs during the three months ended March 31, 2026, resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth. Among its remedies, Citizens could determine that there has been an Event of Default, deny access to funds under the Credit Facility, and/or it could terminate the Credit Facility. Discussions on the terms of an amendment to the Credit Agreement or waiver of compliance with the covenant are ongoing. As of March 31, 2026 and to date, the Company had not drawn any amounts under the Credit Facility.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of March 31, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of March 31, 2026 of $34.5 million and net proceeds from the sale of common stock under the ATM Sales Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

Critical Accounting Estimates

We prepare our unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Our significant accounting policies are more fully described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in this report.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the unaudited consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03 for interim reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the unaudited consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to simplify and modernize the accounting for internal-use software costs. The amendments remove references to prescriptive software development stages and clarify that capitalization of eligible software development costs begins when management authorizes and commits to funding the project and it is probable the project will be completed, and the software will be used as intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified approach for in-process projects. The Company is evaluating the impact this guidance will have on the unaudited consolidated financial statements and related disclosures.

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash accounts. We had cash totaling $34.5 million and $36.8 million, as of March 31, 2026 and December 31, 2025, respectively, which was held for working capital, capital expenditure, and general corporate purposes. As of March 31, 2026, our cash balances are comprised of interest-bearing cash accounts. We do not hold or issue financial instruments for trading or speculative purposes. Given the nature of these accounts, we do not believe there is material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

We identified material weaknesses in our internal control over financial reporting as we did not:

(i)	design and maintain effective controls related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers. This material weakness resulted in immaterial misstatements of revenue, deferred revenue, accounts receivable and accrued expenses in the 2023 annual and the Q3 and Q4 interim financial statements. The immaterial misstatements in the 2024 annual and interim financial statements, and the Q1 and Q2 2025 interim financial statements resulted in the revision of the previously issued annual and interim consolidated financial statements.
(ii)	design and maintain effective controls to verify the appropriateness of segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to individuals, and addressing conflicts on a timely basis. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iii)	design and maintain effective business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE. Specifically, we did not design effective controls to review and approve procedures over key information utilized in the performance of the control. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iv)	design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements and the effectiveness of IT-dependent controls. Specifically, we did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (b) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (c) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; (d) program development controls to ensure that new software development is tested, authorized and implemented appropriately, and (e) review of key third-party service provider Systems and Organizational Controls (“SOC”) reports. These material weaknesses did not result in a misstatement to our interim or annual consolidated financial statements.

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

The Company has invested significantly in our IT environment, enhanced key ITGCs, improved documentation and review of IPE, strengthened oversight of third-party service providers, and implemented additional monitoring activities across several control areas. Management believes these efforts will support the continued execution of the remediation plan in 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 12, “Commitments and Contingencies” to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 10, 2026, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2026 without registration under the Securities Act:

On January 1, 2026, January 7, 2026, March 6, 2026 and March 30, 2026, the Company issued 83,000, 3,000, 50,000 and 150,000 shares, respectively, of common stock for services, including vested restricted stock to employees and consultants.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#	Resignation & Transition Services Agreement, dated March 16, 2026, between LifeMD, Inc. and Marc Benathen.	8-K	10.1	3/16/2026
10.2#	Employment Agreement, dated March 16, 2026 between LifeMD, Inc. and Atul Kavthekar	8-K	10.2	3/16/2026
10.3*#	First Renewed Director Agreement, dated October 2, 2025 by and between LifeMD, Inc. and Calum MacRae
10.4*#	Third Amendment to the Director Agreement, dated October 6, 2025, between Dr. Joan LaRovere and LifeMD, Inc.
10.5	Credit Agreement between LifeMD, Inc., and Citizens Bank, N.A., dated January 2, 2026	8-K	10.1	1/6/2026
10.6	Guarantee Agreement among LifeMD, Inc., each of the Subsidiary Guarantors party thereto, and Citizens Bank, N.A., dated January 2, 2026	8-K	10.2	1/6/2026
10.7	Pledge and Security Agreement among LifeMD, Inc., each of the Guarantors party thereto, and Citizens Bank, N.A., dated January 2, 2026	8-K	10.3	1/6/2026
10.8	Revolving Loan Note issued by LifeMD, Inc. to Citizens Bank, N.A., dated January 2, 2026	8-K	10.4	1/6/2026
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date:	May 6, 2026

By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer (principal financial officer)
Date:	May 6, 2026

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (principal accounting officer)
Date:	May 6, 2026

