Form 10-Q
period 2026-06-30
LifeMD, Inc.
filed 2026-08-05
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 4, 2026, there were 48,200,837 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$25,141,615	$36,786,318
Accounts receivable	11,256,158	9,305,277
Product deposit	243,759	320,217
Inventory, net	2,956,144	2,773,576
Other current assets	2,486,803	2,646,077
Total Current Assets	42,084,479	51,831,465
Non-current Assets
Equipment, net	2,035,475	2,444,717
Right of use assets, net	4,839,958	5,267,857
Capitalized software, net	10,734,486	10,604,946
Intangible assets, net	198,500	262,334
Total Non-current Assets	17,808,419	18,579,854
Total Assets	$59,892,898	$70,411,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,156,912	$14,149,154
Accrued expenses	16,961,186	15,974,016
Current operating lease liabilities	699,511	642,422
Deferred revenue	10,791,221	10,807,773
Total Current Liabilities	46,608,830	41,573,365
Long-term Liabilities
Noncurrent operating lease liabilities	5,317,613	5,681,374
Total Liabilities	51,926,443	47,254,739
Commitments and contingencies (Note 12)		-
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $35.8 million as of June 30, 2026 and December 31, 2025	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 47,923,532 and 46,760,016 shares issued, 47,820,492 and 46,656,976 outstanding as of June 30, 2026 and December 31, 2025, respectively	479,235	467,600
Additional paid-in capital	253,763,518	251,455,616
Accumulated deficit	(246,112,737)	(228,603,075)
Treasury stock, 103,040, at cost, as of June 30, 2026 and December 31, 2025	(163,701)	(163,701)
Total Stockholders’ Equity	7,966,455	23,156,580
Total Liabilities and Stockholders’ Equity	$59,892,898	$70,411,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Telehealth revenue, net	$47,281,085	$49,018,882	$97,444,041	$99,906,781
Cost of telehealth revenue	5,284,323	6,838,703	11,209,822	14,975,164
Gross profit	41,996,762	42,180,179	86,234,219	84,931,617

Expenses
Selling and marketing expenses	28,035,947	22,151,114	57,910,807	44,424,036
General and administrative expenses	13,645,809	14,439,140	28,822,164	28,779,294
Other operating expenses	3,040,187	2,883,015	6,220,133	5,272,551
Customer service expenses	2,612,986	3,230,735	5,752,291	6,302,229
Development costs	1,791,434	1,823,061	3,587,497	3,682,110
Total expenses	49,126,363	44,527,065	102,292,892	88,460,220
Operating loss from continuing operations	(7,129,601)	(2,346,886)	(16,058,673)	(3,528,603)
Interest income (expense), net	45,660	(660,787)	102,136	(1,124,425)
Loss from continuing operations before income taxes	(7,083,941)	(3,007,673)	(15,956,537)	(4,653,028)
Income tax provision	-	-	-	-
Net loss from continuing operations	(7,083,941)	(3,007,673)	(15,956,537)	(4,653,028)
Net income from discontinued operations	-	1,893,084	-	3,886,506
Net loss	(7,083,941)	(1,114,589)	(15,956,537)	(766,522)
Net income attributable to non-controlling interest of discontinued operations	-	505,075	-	1,036,920
Net loss attributable to LifeMD, Inc.	(7,083,941)	(1,619,664)	(15,956,537)	(1,803,442)
Preferred stock dividends	(776,562)	(776,562)	(1,553,125)	(1,553,125)
Net loss attributable to LifeMD, Inc. common stockholders	$(7,860,503)	$(2,396,226)	$(17,509,662)	$(3,356,567)
Basic (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.16)	$(0.09)	$(0.37)	$(0.14)
Discontinued operations	-	0.03	-	0.07
Basic loss per share	$(0.16)	$(0.05)	$(0.37)	$(0.08)
Diluted (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.16)	$(0.09)	$(0.37)	$(0.14)
Discontinued operations	-	0.03	-	0.07
Diluted loss per share	$(0.16)	$(0.05)	$(0.37)	$(0.08)
Weighted average number of common shares outstanding:
Basic	47,788,194	44,401,531	47,563,376	43,772,151
Diluted	47,788,194	44,401,531	47,563,376	43,772,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(Unaudited)

	LifeMD, Inc.
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Non-controlling Interest of Discontinued
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Operations	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(239,850,931)	$(163,701)	$(9,083,214)	$1,529,094	$(7,554,120)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of stock options	-	-	56,139	561	(56)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	(183,778)	-	(183,778)	531,845	348,067
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(240,811,272)	$(163,701)	$(7,495,027)	$2,024,939	$(5,470,088)
Stock compensation expense	-	-	346,250	3,463	2,091,151	-	-	2,094,614	-	2,094,614
Cashless exercise of stock options	-	-	50,119	501	(501)	-	-	-	-	-
Cashless exercise of warrants	-	-	390,115	3,901	(3,901)	-	-	-	-	-
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Stock issued for asset acquisition	-	-	50,000	500	302,500	-	-	303,000	-	303,000
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(276,119)	(276,119)
Net (loss) income	-	-	-	-	-	(1,619,664)	-	(1,619,664)	505,075	(1,114,589)
Balance, June 30, 2025	1,400,000	$140	45,141,226	$451,412	$236,426,008	$(243,207,498)	$(163,701)	$(6,493,639)	$2,253,895	$(4,239,744)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2026	1,400,000	$140	46,760,016	$467,600	$251,455,616	$(228,603,075)	$(163,701)	$23,156,580
Stock compensation expense	-	-	819,691	8,197	1,440,708	-	-	1,448,905
Exercise of stock options	-	-	53,000	530	79,990	-	-	80,520
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)
Net loss	-	-	-	-	-	(8,872,596)	-	(8,872,596)
Balance, March 31, 2026	1,400,000	$140	47,632,707	$476,327	$252,976,314	$(238,252,234)	$(163,701)	$15,036,846
Stock compensation expense	-	-	290,825	2,908	787,204	-	-	790,112
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)
Net loss	-	-	-	-	-	(7,083,941)	-	(7,083,941)
Balance, June 30, 2026	1,400,000	$140	47,923,532	479,235	253,763,518	(246,112,737)	$(163,701)	7,966,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,956,537)	$(766,522)
Less: Net income from discontinued operations	-	3,886,506
Net loss from continuing operations	(15,956,537)	(4,653,028)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Amortization of debt discount	-	200,888
Amortization of capitalized software	3,388,532	3,115,702
Amortization of intangibles	63,834	30,167
Depreciation of fixed assets	582,245	330,884
Noncash operating lease expense	427,899	525,712
Stock compensation expense	2,239,017	4,643,142
Changes in Assets and Liabilities
Accounts receivable	(1,950,881)	1,513,946
Product deposit	76,458	(210,237)
Inventory	(182,568)	(453,997)
Other current assets	159,274	824,289
Operating lease liabilities	(306,672)	(148,306)
Deferred revenue	(16,552)	(2,586,163)
Accounts payable	4,007,758	8,487,929
Accrued expenses	987,170	(5,260,493)
Net cash (used in) provided by operating activities of continuing operations	(6,481,023)	6,360,435
Net cash provided by operating activities of discontinued operations	-	5,347,399
Net cash (used in) provided by operating activities	(6,481,023)	11,707,834
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs(a)	(3,518,072)	(3,947,128)
Purchase of equipment	(173,003)	(894,215)
Net cash used in investing activities of continuing operations	(3,691,075)	(4,841,343)
Net cash used in investing activities of discontinued operations(a)	-	(1,725,578)
Net cash used in investing activities	(3,691,075)	(6,566,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt instruments	-	(2,052,288)
Preferred stock dividends	(1,553,125)	(1,553,125)
Cash proceeds from exercise of options	80,520	-
Net cash used in financing activities of continuing operations	(1,472,605)	(3,605,413)
Net cash used in financing activities of discontinued operations	-	(312,119)
Net cash used in financing activities	(1,472,605)	(3,917,532)
Net (decrease) increase in cash	(11,644,703)	1,223,381
Cash at beginning of period	36,786,318	35,004,924
Cash at end of period	25,141,615	36,228,305
Less: Cash of discontinued operations at end of period	-	3,216,945
Cash of continuing operations at end of period	$25,141,615	$33,011,360
Cash paid for interest and taxes
Cash paid during the period for interest	$-	$1,219,568
Cash paid during the period for taxes	$361,230	$467,854
Non-cash investing and financing activities:
Cashless exercise of options	$-	$1,062
Cashless exercise of warrants	$-	$3,901
Stock issued for debt conversion	$-	$1,000,000
Stock issued for asset acquisition	$-	$303,000

(a)	Approximately $1.8 million was paid to a related party for capitalized software costs during the six months ended June 30, 2025. See Note 13—Related Party Transactions.

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

Liquidity Evaluation

As of June 30, 2026, the Company has an accumulated deficit of approximately $246.1 million and a negative working capital of approximately $4.5 million. The Company has incurred significant operating losses to date and has been funding operations primarily through the cash generated from operating activities, issuance of common and preferred stock, and through loans and advances.

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens”), which provides for a senior secured revolving credit facility in an aggregate outstanding amount not exceeding $30 million (the “Credit Facility”) for general corporate purposes. The Credit Facility may be increased in the aggregate principal amount of up to $20 million on the terms and subject to the conditions described in the Credit Agreement. In connection with the Credit Agreement, among other things, the Company issued a revolving loan note to Citizens for any loans that may be made under the Credit Facility. Additionally, among other things, the Company and its subsidiaries entered into a pledge and security agreement and a guarantee agreement to provide credit support for the Credit Facility. The Credit Agreement required the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, in each case commencing with the quarter ended March 31, 2026. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Agreement. On June 30, 2026, the Company entered into the Waiver and First Amendment to the Credit Agreement (“Credit Agreement Waiver and First Amendment”) with Citizens. Under the terms of the Credit Agreement Waiver and First Amendment, the Company received a waiver of any Event of Default which has occurred as a result of the Company’s non-compliance with the Consolidated Interest Coverage Ratio covenant as of March 31, 2026. Additionally, the Credit Agreement Waiver and First Amendment further amends the Credit Agreement by removing the Consolidated Interest Coverage Ratio test and requiring the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00, (ii) a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00, and (iii) the sum of its Cash on Hand and Unused Availability of at least $40 million, in each case, commencing with the quarter ended September 30, 2026, with those capitalized terms as defined in the Credit Agreement Waiver and First Amendment. As of June 30, 2026 and to date, the Company had not drawn any amounts under the Credit Facility. Refer to Note 8—Indebtedness for additional information.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of June 30, 2026 of $25.1 million and net proceeds from the sale of common stock under the ATM Sales Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2025, included in our 2025 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

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

Total assets and liabilities for the LifeMD PC were not material as of June 30, 2026 and December 31, 2025.

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

The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is a stand-ready obligation that is satisfied over the subscription period and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling prices, determined from the prices at which the Company separately sells these products and services. Revenue related to contracts with multiple performance obligations was approximately $5.1 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively, and $9.4 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

Customer returns and rebates on telehealth revenues approximated $2.8 million and $1.6 million, during the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $2.4 million, during the six months ended June 30, 2026 and 2025, respectively.

For the three and six months ended June 30, 2026 and 2025, the Company had the following disaggregated revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
Telehealth subscription revenue	$29,278,343	62%	$29,024,476	59%	$59,686,170	61%	$59,152,013	59%
Telehealth product revenue	18,002,742	38%	19,994,406	41%	37,757,871	39%	40,754,768	41%
Total revenues, net	$47,281,085	100%	$49,018,882	100%	$97,444,041	100%	$99,906,781	100%

Deferred Revenues

The Company records deferred revenues when cash payments are received or unconditionally due in advance of its performance. As of June 30, 2026 and December 31, 2025, the Company has deferred revenue, of approximately $10.8 million and $10.8 million, respectively, which have been recorded as accrued contract liabilities and represent the following: (1) $9.6 million and $9.2 million as of June 30, 2026 and December 31, 2025, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers and, (2) $1.2 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product.

The amount of revenue recognized during the six months ended June 30, 2026, that was included in the deferred revenue balance as of December 31, 2025, was $8.2 million. The amount of revenue recognized during the six months ended June 30, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $10.1 million. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026 as revenue by June 30, 2027.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$12,016,840	$17,295,190	$10,807,773	$17,097,854
Additions	44,759,612	45,218,267	95,440,199	95,476,691
Revenue recognized	(45,985,231)	(48,001,764)	(95,456,751)	(98,062,852)
End of period	$10,791,221	$14,511,693	$10,791,221	$14,511,693

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

Accounts Receivable, net

Accounts receivable principally consist of amounts due from third-party merchant processors, who process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of June 30, 2026 and December 31, 2025, the reserve for sales returns and allowances was approximately $195 thousand and $353 thousand, respectively. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the unaudited consolidated balance sheets.

Inventory

As of June 30, 2026 and December 31, 2025, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company managed warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both June 30, 2026 and December 31, 2025, the Company recorded an inventory reserve of approximately $153 thousand.

As of June 30, 2026 and December 31, 2025, the Company’s inventory consisted of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$2,134,887	$2,071,988
Raw materials and packaging components	974,649	854,980
Inventory reserve	(153,392)	(153,392)
Total inventory, net	$2,956,144	$2,773,576

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from three to five years for computers, furniture, fixtures and office equipment.

As of June 30, 2026 and December 31, 2025, the Company has the following amounts related to depreciable assets:

	June 30,	December 31,
	2026	2025
Furniture, fixtures and office equipment	$3,334,488	$3,272,857
Computers	991,058	879,686
Total equipment, at cost	4,325,546	4,152,543
Accumulated depreciation	(2,290,071)	(1,707,826)
Total equipment, net	$2,035,475	$2,444,717

Depreciation expense was $293 thousand and $176 thousand for the three months ended June 30, 2026 and 2025, respectively, and $582 thousand and $331 thousand for the six months ended June 30, 2026 and 2025, respectively.

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of June 30, 2026 and December 31, 2025, the Company has approximately $244 thousand and $320 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2026, the Company approximates its implicit purchase commitments to be $285 thousand, of which the majority are with two vendors that manufacture the Company’s finished goods inventory for its LifeMD brand.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of June 30, 2026 and December 31, 2025, the Company capitalized a net amount of $10.7 million and $10.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited consolidated statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2026 and December 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling and marketing expenses within the unaudited consolidated statement of operations. Advertising costs that relate to future advertising periods are recorded as prepaid expenses and amortized to selling and marketing expenses over the period in which the related advertising occurs. Advertising and marketing expenses were $28.0 million and $22.2 million for the three months ended June 30, 2026 and 2025, respectively, and $57.9 million and $44.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Segments

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for the three and six months periods ended June 30, 2025 presented in these unaudited consolidated financial statements. As a result, the Company’s portfolio of brands within continuing operations are managed as a single operating segment on a consolidated basis. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance.

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

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of June 30, 2026, three third-party pharmacies supplied 87% of the Company’s total fulfillment services. As of December 31, 2025, one third-party pharmacy supplied 71% of the Company’s total fulfillment services.

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

The Company effected such revisions to its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2025 in connection with this filing of our Quarterly Report on Form 10-Q.

The following table presents the effect of the revisions on the unaudited consolidated financial statements previously issued as of and for the three and six months ended June 30, 2025, as a result of the error corrections described above. As discussed in Note 4—Discontinued Operations, WorkSimpli has been treated as discontinued operations for all periods presented. As a result, the “As Revised” amounts reflect both the correction of errors and the recast for discontinued operations, consistent with the “As Reported” amounts presented throughout these unaudited consolidated financial statements.

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

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows. For the three and six months ended June 30, 2025, the results of operations and cash flows of WorkSimpli are presented as discontinued operations. All amounts included in the notes to the unaudited consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the financial results of the discontinued operations prior to the sale of WorkSimpli:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Worksimpli revenue, net	$13,654,513	$26,895,788
Cost of WorkSimpli revenue	592,201	1,099,456
Gross profit	13,062,312	25,796,332
Expenses
Selling and marketing expenses	6,973,983	13,895,122
General and administrative expenses	3,126,047	5,841,562
Other operating expenses	145,747	270,969
Development costs	921,211	1,737,296
Total expenses	11,166,988	21,744,949
Operating income from discontinued operations	1,895,324	4,051,383
Interest expense	(2,240)	(164,877)
Net income from discontinued operations	1,893,084	3,886,506
Net income attributable to non-controlling interest of discontinued operations	505,075	1,036,920
Net income from discontinued operations attributable to LifeMD, Inc.	$1,388,009	$2,849,586

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

In addition, the Company agreed to make payments of up to 250,000 shares of the Company’s common stock to the sole member of OHHMD, Dr. Doug Lucas, as follows: (i) 50,000 shares of the Company’s common stock were issued on the first anniversary of closing, and (ii) 200,000 shares of the Company’s common stock are to be issued on the second anniversary of the closing date, subject to the achievement of certain operational milestones. The first 100,000 shares will be issued if the OHHMD brand reaches and maintains at least 2,500 active patients and quarterly revenue of $2.5 million for six full and consecutive calendar months on or prior to the 18-month anniversary of closing. The remaining 100,000 shares will be issued if the OHHMD brand reaches and maintains at least 5,000 active patients and quarterly revenue of $4.5 million for six full and consecutive calendar months on or prior to the second anniversary of closing. In connection with the OHHMD APA, LifeMD PC concurrently entered into a three-year employment agreement with Dr. Doug Lucas. Dr. Doug Lucas now serves as the Company’s Vice President, Female Health & Clinical Operations.

The future unvested shares to be issued to Dr. Doug Lucas are equity classified share-based compensation to be recognized over-time and upon achievement of certain operational milestones in accordance with ASC 718, Share-Based Payment.

NOTE 6 – INTANGIBLE ASSETS

As of June 30, 2026 and December 31, 2025, the Company has the following amounts related to amortizable intangible assets:

	June 30,	December 31,	Amortizable
	2026	2025	Life
Amortizable intangible assets
Cleared trade name	$133,339	$133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
OHHMD brand	303,000	303,000	3 years
Gross amount	$649,259	$649,259
Less: accumulated amortization
Cleared trade name	$(120,005)	$(106,671)
Cleared developed technology	(12,920)	(12,920)
Purchased licenses	(200,000)	(200,000)
OHHMD brand	(117,834)	(67,334)
Accumulated amortization	$(450,759)	$(386,925)
Total net amortizable intangible assets	$198,500	$262,334

The aggregate amortization expense of the Company’s intangible assets for the three months ended June 30, 2026 and 2025 was $32 thousand and $23 thousand, respectively, and for the six months ended June 30, 2026 and 2025 was $64 thousand and $30 thousand, respectively.

NOTE 7 – ACCRUED EXPENSES

As of June 30, 2026 and December 31, 2025, the Company has the following amounts related to accrued expenses:

	June 30,	December 31,
	2026	2025
Accrued selling and marketing expenses	$6,490,026	$6,260,992
Accrued compensation	2,846,725	2,414,547
Accrued legal and professional fees	1,530,006	1,943,824
Accrued deferred costs	2,785,909	2,100,000
Sales tax payable	1,467,447	1,467,447
Accrued dividends payable	776,562	776,563
Other accrued expenses	1,064,511	1,010,643
Total accrued expenses	$16,961,186	$15,974,016

NOTE 8 – INDEBTEDNESS

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into the Avenue Credit Agreement and the Avenue Supplement. The Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $660 thousand have been exercised. The Avenue Warrants have a term of five years. The relative fair value of the Avenue Warrants upon closing was $873 thousand. As of June 30, 2026, $540 thousand Avenue Warrants remain outstanding

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to approximately $567 thousand and $1.2 million for the three and six months ended June 30, 2025, respectively.

On November 15, 2023 and May 29, 2025, Avenue converted $1.0 million and $1.0 million, respectively, of the term loans into shares of the Company’s common stock, at a price per share equal to $1.49. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the Avenue Facility and the prepayment penalty as noted in the Avenue Credit Agreement. As of June 30, 2026, there is no outstanding balance on the Avenue Facility. The Company recorded a loss on debt extinguishment of approximately $1.2 million within its consolidated financial statements for the year ended December 31, 2025.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. It also included financial covenants requiring the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, in each case measured as of the end of each fiscal quarter commencing with the quarter ending March 31, 2026. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Agreement. On June 30, 2026, the Company entered into the Credit Agreement Waiver and First Amendment with Citizens. Under the terms of the Credit Agreement Waiver and First Amendment, the Company received a waiver of any Event of Default of non-compliance with the Consolidated Interest Coverage Ratio covenant as of March 31, 2026. The Credit Agreement Waiver and First Amendment further amends the Credit Agreement by removing the Consolidated Interest Coverage Ratio test and requiring the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00, (ii) a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00, and (iii) the sum of its Cash on Hand and Unused Availability of at least $40 million, in each case, commencing with the quarter ended September 30, 2026, with those capitalized terms as defined in the Credit Agreement Waiver and First Amendment. The Consolidated Leverage Ratio is the ratio of Consolidated Total Debt to Consolidated EBITDA, with those capitalized terms are defined in the Credit Agreement. The Consolidated Fixed Charge Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Fixed Charges, with those capitalized terms are defined in the Credit Agreement Waiver and First Amendment. As of June 30, 2026 and to date, the Company had not drawn any amounts under the Credit Facility.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

Options

During the six months ended June 30, 2026, the Company issued an aggregate of 53,000 shares of common stock related to the exercise of options for total proceeds of approximately $81 thousand.

Common Stock

During the six months ended June 30, 2026, the Company issued an aggregate of 1,110,516 shares of common stock for service, including vested restricted stock units (“RSUs”).

Non-controlling Interest of Discontinued Operations

Net income attributed to non-controlling interest of discontinued operations amounted to approximately $505 thousand and $1.0 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2025, the Company paid distributions to non-controlling interest holders of discontinued operations of approximately $36 thousand and $312 thousand, respectively.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The dividends are included in the Company’s results of operations for the three and six months ended June 30, 2026 and 2025. Dividends declared and paid on the Series A Preferred Stock during the six months ended June 30, 2026 and 2025 are as follows:

Declaration Date	Record Date	Payment Date
March 24, 2026	April 3, 2026	April 15, 2026
June 23, 2026	July 3, 2026	July 15, 2026
March 25, 2025	April 4, 2025	April 15, 2025
June 23, 2025	July 3, 2025	July 15, 2025

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

On June 24, 2021, at the Annual Meeting of Stockholders, the stockholders of the Company approved the amendment and restatement to the 2020 Plan, which amended the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. On June 16, 2022, at the Annual Meeting of Stockholders, the stockholders of the Company approved the second amendment and restatement of the 2020 Plan, which amended the 2020 Plan to increase the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,500,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the stockholders of the Company approved the third amendment and restatement to the 2020 Plan, which further amended the 2020 Plan by increasing the maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan by 3,000,000 shares.

On June 12, 2026, at the Annual Meeting of Stockholders, the stockholders of the Company approved the fourth amendment and restatement to the 2020 Plan (as amended to date, the “Amended 2020 Plan”), which further amended the 2020 Plan by increasing the maximum number of shares of the Company’s common stock available for issuance under the Amended 2020 Plan by 3,000,000 shares but also eliminated the remaining annual, automatic increases of 150,000 shares of the Company’s common stock from January 1, 2027 through January 1, 2031.

As of June 30, 2026, the Amended 2020 Plan provided for the issuance of up to 11,400,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 3,682,306 shares as of June 30, 2026.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the six months ended June 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Granted	-	-	-	-
Exercised	(3,000)	1.84	1.57 years	1.84
Cancelled/Forfeited/Expired	(96,667)	13.74	-	13.74
Balance at June 30, 2026	129,583	$1.89 – 9.98	1.60 years	$3.75

Exercisable at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Exercisable at June 30, 2026	129,583	$1.89 – 9.98	1.60 years	$3.75

During the six months ended June 30, 2026, 3,000 options were exercised and total proceeds received were approximately $6 thousand. As of June 30, 2026, aggregate intrinsic value of vested service-based options outstanding was $111 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the six months ended June 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(115,333)	1.00 – 11.98	-	5.08
Balance at June 30, 2026	275,000	$1.15 – 7.50	1.49 years	$3.58

Exercisable December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Exercisable at June 30, 2026	275,000	$1.15 – 7.50	1.49 years	$3.58

As of June 30, 2026, aggregate intrinsic value of vested service-based options outstanding was $403 thousand.

The following is a summary of outstanding performance-based options activity for the six months ended June 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	80,000	$1.25 – 1.75	1.62 years	$1.59
Granted	-	-	-	-
Exercised	(50,000)	1.25 – 1.75	1.13 years	1.50
Balance at June 30, 2026	30,000	$1.75	1.13 years	$1.75

Exercisable December 31, 2025	65,000	$1.25 – 1.75	1.59 years	$1.56
Exercisable at June 30, 2026	15,000	$1.75	1.00 year	$1.75

During the six months ended June 30, 2026, 50,000 options were exercised and total proceeds received were approximately $75 thousand. As of June 30, 2026, aggregate intrinsic value of vested performance options outstanding was $71 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity under our Amended 2020 Plan for the six months ended June 30, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	2,274,587
Granted	1,193,180
Vested	(991,825)
Cancelled/Forfeited	(654,585)
Balance at June 30, 2026	1,821,357

The total fair value of the 1,193,180 RSUs and RSAs granted was approximately $5.3 million which was determined using the fair value of the market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $901 thousand and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, with unamortized expense remaining of approximately $5.8 million as of June 30, 2026, which is expected to be recognized through 2029. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $2.3 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, a total of 1,110,516 shares of common stock were issued in connection with RSUs and RSAs, including: (i) 856,825 shares issued upon vesting of awards during the current period, and (ii) 253,691 shares issued upon settlement of awards that had vested in prior periods.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity (outside of our Amended 2020 Plan) for the six months ended June 30, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	100,000
Granted	600,000
Vested	-
Cancelled/Forfeited	(100,000)
Balance at June 30, 2026	600,000

The total fair value of 525,000 of the RSUs and RSAs granted above with service and performance based vesting criteria was approximately $2.3 million which was determined using the fair value of the market price on the date of grant. The total fair value of 75,000 of the RSUs and RSAs granted above with market based vesting criteria was approximately $350 thousand. This was determined using the Monte Carlo Simulation Model with the following assumptions: dividend yield of 0%, expected term of 3 years, volatility of 95.11%, and risk-free rate of 4.05%. The reversal of previously recognized compensation expense due to actual forfeitures from terminations for RSUs and RSAs outside of the Amended 2020 Plan was approximately $111 thousand for both the three and six months ended June 30, 2026. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was $0 for both the three and six months ended June 30, 2025. There is $2.4 million unamortized expense remaining as of June 30, 2026 for RSUs and RSAs outside of the Amended 2020 Plan, which is expected to be recognized through 2029.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the six months ended June 30, 2026:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(500,000)	12.00	-	12.00
Balance at June 30, 2026	672,877	$1.24 – 2.50	2.10 years	$1.33

Exercisable December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercisable June 30, 2026	672,877	$1.24 – 2.50	2.10 years	$1.33

Total compensation expense on the above warrants for services was $0 for both the three and six months ended June 30, 2026 and 2025, with no unamortized expense remaining as of June 30, 2026.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to approximately $790 thousand and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. Such amounts are included in general and administrative expenses in the unaudited consolidated statements of operations. Unamortized expense remaining related to RSUs and RSAs was $8.2 million as of June 30, 2026, which is expected to be recognized through 2029.

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

The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The following table reconciles net income attributable to LifeMD, Inc. common stockholders from continuing operations and discontinued operations to basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(7,083,941)	$(3,007,673)	$(15,956,537)	$(4,653,028)
Less: Preferred stock dividends	(776,562)	(776,562)	(1,553,125)	(1,553,125)
Net loss from continuing operations attributable to LifeMD, Inc. common stockholders	(7,860,503)	(3,784,235)	(17,509,662)	(6,206,153)
Net income from discontinued operations	-	1,893,084	-	3,886,506
Less: Net income attributable to noncontrolling interests of discontinued operations	-	505,075	-	1,036,920
Net income from discontinued operations attributable to LifeMD, Inc. common stockholders	-	1,388,009	-	2,849,586
Net loss attributable to LifeMD, Inc. common stockholders	$(7,860,503)	$(2,396,226)	$(17,509,662)	$(3,356,567)

Basic loss per share is the same as diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025, because the inclusion of potential shares of common stock would have been anti-dilutive.

The following table discloses the securities that were not included in the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs and RSAs	757,039	1,933,014	455,396	1,582,467
Stock options	179,418	437,544	193,476	424,941
Warrants	470,172	1,024,809	445,870	971,327
Convertible long-term debt	-	671,141	-	671,141
Total	1,406,629	4,066,508	1,094,742	3,649,876

NOTE 11 – LEASES

The Company leases office spaces domestically under operating leases including: (1) the Company’s headquarters in New York, New York for which the lease expires in 2028, (2) a marketing and sales center in Huntington Beach, California for which the lease expires in 2027, (3) a patient care center in Greenville, South Carolina for which the lease expires in 2032, with an additional five year option to extend, for which the Company expects to utilize, and (4) a warehouse and pharmacy operations center in Lancaster, Pennsylvania for which the lease expires in 2029, with an additional five year option to extend, which the Company expects to utilize.

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2026:

Right-of-use assets	$4,839,958
Current operating lease liabilities	$699,511
Noncurrent operating lease liabilities	$5,317,613

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited consolidated balance sheet as of June 30, 2026:

Remaining portion of fiscal year 2026	$638,105
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Fiscal year 2030	794,164
Thereafter	5,064,559
Less: imputed interest	(3,395,847)
Present value of operating lease liabilities	$6,017,124

Operating lease expenses were approximately $371 thousand and $383 thousand for the three months ended June 30, 2026 and 2025, respectively, and $744 thousand and $764 thousand for the six months ended June 30, 2026 and 2025, respectively, and were included in other operating expenses in our unaudited consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	June 30,
	2026	2025
Cash paid for operating lease liabilities	$655,253	$379,289

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term in years	10.02	10.26
Weighted average discount rate	10.87%	10.93%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of June 30, 2026, the Company approximates its implicit purchase commitments to be $285 thousand.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of June 30, 2026, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s consolidated financial position.

On August 27, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York (“EDNY”) against the Company, the Company’s Chief Executive Officer, Mr. Schreiber, and the Company’s former Chief Financial Officer, Mr. Benathen, (collectively, the “Defendants”), captioned Johnston v. LifeMD, Inc., et al., Case No. 25-cv-04761, alleging: (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the Defendants for making false and misleading statements; and (ii) violations of Section 20(a) of the Exchange Act by the individual officer defendants as alleged control persons. On October 24, 2025, the EDNY granted the joint motion to transfer the class action complaint from the EDNY to the United States District Court for the Southern District of New York (“SDNY”). On November 24, 2025, the SDNY appointed a Lead Plaintiff. On January 30, 2026, the Lead Plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on March 27, 2026. Lead Plaintiff filed his opposition on May 15, 2026, and Defendants’ filed their reply brief on June 12, 2026.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the six months ended June 30, 2025, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. CloudBoson ceased to be a related party of the Company on November 4, 2025. The Company paid CloudBoson a total of approximately $903 thousand and $1.8 million during the three and six months ended June 30, 2025, respectively, for these services. The Company had no outstanding payables to CloudBoson as of November 4, 2025.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 RSUs, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 RSUs, with a fair value of $131 thousand, related to this agreement during the six months ended June 30, 2025. The Company issued no RSUs related to this agreement during the six months ended June 30, 2026.

On June 14, 2023, Naveen Bhatia, a former member of the Board, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 RSUs, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 RSUs, with a fair value of $168 thousand, related to this agreement during the six months ended June 30, 2025. On January 24, 2025, Mr. Bhatia entered into another consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 RSUs, of which 50,000 RSUs vested on the execution of the agreement and 50,000 RSUs vested on the one-year anniversary of the agreement. The Company issued 50,000 RSUs, with a fair value of $257 thousand, related to this agreement during the six months ended June 30, 2026.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, included an annual base salary increase to $240 thousand. During both the six months ended June 30, 2026 and 2025, the Company paid Mr. Schreiber approximately $120 thousand in connection with his employment.

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Mr. Schreiber dated August 16, 2017. The amendment modifies the performance-based vesting conditions of a previously granted stock option award for 50,000 common shares, by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company recorded stock-based compensation expense related to this amendment of $535 thousand during the year ended December 31, 2025, with no additional expense recognized during the six months ended June 30, 2026.

NOTE 14 – INCOME TAXES

The Company incurred a pre-tax loss for the three and six months ended June 30, 2026. As such, the Company recorded no provision for income taxes. Additionally, the Company expects to incur a pre-tax loss for the year ended December 31, 2026. The Company maintains a full valuation allowance against its deferred tax assets, as it is not more-likely-than-not that such assets will be realized. Accordingly, no current or deferred income tax expense or benefit was recorded for the three and six months ended June 30, 2026.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. Management assessed the need for a valuation allowance as of June 30, 2026 and concluded that a full valuation allowance continues to be required based on cumulative losses and the forecasted loss for the year ended December 31, 2026. There were no discrete income tax items recorded during the three and six months ended June 30, 2026.

NOTE 15 – SEGMENTS

The Company’s portfolio of brands within continuing operations are managed as a single operating segment on a consolidated basis. Our CODM is our Chief Executive Officer. The CODM uses net income or loss to determine segment profitability in order to assess performance and allocate resources.

Relevant segment data for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2026	2025	2026	2025
Telehealth revenue, net	$47,281,085	$49,018,882	$97,444,041	$99,906,781
Significant Segment Expenses:
Cost of telehealth revenue	5,284,323	6,838,703	11,209,822	14,975,164
Selling and marketing expenses	28,035,947	22,151,114	57,910,807	44,424,036
Payroll expenses	7,906,429	7,114,151	17,214,507	15,368,201
Merchant processing fees	1,983,025	2,078,119	4,047,839	4,089,568
Other general and administrative expenses	8,372,467	9,303,722	16,846,111	16,458,520
Other segment items(1)	2,828,495	3,879,959	6,273,628	8,119,895
Segment operating loss	(7,129,601)	(2,346,886)	(16,058,673)	(3,528,603)
Interest income (expense), net	45,660	(660,787)	102,136	(1,124,425)
Loss from continuing operations before income taxes	(7,083,941)	(3,007,673)	(15,956,537)	(4,653,028)
Income tax provision	-	-	-	-
Net loss from continuing operations	$(7,083,941)	$(3,007,673)	$(15,956,537)	$(4,653,028)

(1)	Other segment items include stock-based compensation and depreciation and amortization.

Total expenditures for purchases of capitalized software and equipment, which are reported on the Company’s unaudited consolidated statements of cash flows totaled $3.7 million and $4.8 million during the six months ended June 30, 2026 and 2025, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Stock Issued for Service

In July 2026, the Company issued 35,000 shares of common stock related to vested restricted stock with a total fair value of $125 thousand.

Cashless Exercise of Warrants

In July 2026, 435,485 warrants were exercised on a cashless basis which resulted in 320,345 shares of common stock issued.

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

As of June 30, 2026, LifeMD served approximately 356,000 active patient subscribers across a range of healthcare needs, including primary care, men’s and women’s health, hormone health, weight management, insomnia, dermatology and cardiology. We provide virtual clinical services as well as prescription and over-the-counter (“OTC”) treatments, when medically appropriate.

Our virtual primary care services are primarily offered through a subscription model. Since inception, we have served more than 1,552,000 patients and customers, expanding access to convenient, and high-quality healthcare.

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

In June 2024, we began accepting commercial and government health insurance for our virtual primary care services, including obesity-related care for medically qualified patients. As of June 30, 2026, our network covers approximately 175 million lives including commercially insured lives, Medicare Advantage beneficiaries, and Medicare Fee-for-Service beneficiaries.

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

The LifeMD brand is our flagship virtual primary care and specialty platform, having served approximately 559,000 customers and patients to date. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. The LifeMD brand is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and direct integrations and collaborations with pharmaceutical manufacturers that offer patients convenient and affordable access to important medications. The LifeMD brand addresses high-growth and historically underserved healthcare verticals through defined specialty care programs as noted below.

Weight Management

Our Weight Management Program, launched in April 2023 with a focus on GLP-1 medications, provides primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program to offer personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate – which is expected to grow the program’s addressable market. Since inception, our Weight Management Program has grown exponentially to approximately 108,000 patient subscribers as of June 30, 2026.

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

Rex MD is our men’s telehealth platform focused on conditions that are often underdiagnosed or undertreated due to stigma, inconvenience, or limited access to specialized providers. Since launch, Rex MD has served approximately 732,000 customers and patients. The platform delivers virtual diagnosis, treatment, and prescription medications for men’s health conditions including erectile dysfunction, premature ejaculation, hair loss, insomnia, weight loss and performance anxiety. Services are provided through our affiliated licensed medical providers, and prescription therapies are dispensed either through our wholly owned pharmacy or through partner pharmacies, as clinically appropriate.

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

○

On June 22, 2026, the Company announced a strategic co-marketing collaboration supporting a direct-to-patient self-pay program for XYOSTED® (testosterone enanthate) injection, the only FDA-approved once-weekly subcutaneous testosterone auto-injector. The program launched in July 2026 and is initially available in 37 states.

The Company entered into a Master Services Agreement and Statement of Work, as well as Specialty Pharmacy Services Agreements, with Antares Pharma, Inc., a subsidiary of Halozyme, Inc., in furtherance of the strategic co-marketing collaboration. Under these agreements, the Company will serve as the exclusive telehealth co-marketing partner for the XYOSTED self-pay program. The Company and Antares Pharma, Inc. each co-fund fifty percent of all marketing spend covering the services as set forth in the agreements. Patients accessing the program will be evaluated by licensed clinicians through the Company’s affiliated medical group, and the Company’s pharmacy will serve as the preferred dispensing pharmacy for the program, shipping XYOSTED directly to patients’ homes. The parties will collaborate on, and jointly invest in, consumer education and promotional initiatives designed to expand awareness of testosterone deficiency and of the program itself.

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

Results of Operations

During the three months ended September 30, 2025, the Company identified and corrected errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers as well as various out-of-period amounts included in our previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Information presented in the tables below for the three and six months ended June 30, 2025 has been revised to reflect these corrections. See Note 3—Revisions to Previously Issued Financial Statements for more details.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Our financial results for the three months ended June 30, 2026 are summarized as follows in comparison to the three months ended June 30, 2025:

	June 30, 2026		June 30, 2025
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$47,281,085	100.00%	$49,018,882	100.00%
Cost of telehealth revenue	5,284,323	11.18%	6,838,703	13.95%
Gross profit	41,996,762	88.82%	42,180,179	86.05%
Selling and marketing expenses	28,035,947	59.30%	22,151,114	45.19%
General and administrative expenses	13,645,809	28.86%	14,439,140	29.46%
Other operating expenses	3,040,187	6.43%	2,883,015	5.88%
Customer service expenses	2,612,986	5.53%	3,230,735	6.59%
Development costs	1,791,434	3.78%	1,823,061	3.72%
Total expenses	49,126,363	103.90%	44,527,065	90.84%
Operating loss from continuing operations	(7,129,601)	(15.08)%	(2,346,886)	(4.79)%
Interest income (expense), net	45,660	0.10%	(660,787)	(1.35)%
Loss from continuing operations before income taxes	(7,083,941)	(14.98)%	(3,007,673)	(6.14)%
Income tax provision	-	-%	-	-%
Net loss from continuing operations	(7,083,941)	(14.98)%	(3,007,673)	(6.14)%
Net income from discontinued operations	-	-%	1,893,084	3.87%
Net loss	(7,083,941)	(14.98)%	(1,114,589)	(2.27)%
Net income attributable to non-controlling interest of discontinued operations	-	-%	505,075	1.03%
Net loss attributable to LifeMD, Inc.	(7,083,941)	(14.98)%	(1,619,664)	(3.30)%
Preferred stock dividends	(776,562)	(1.65)%	(776,562)	(1.59)%
Net loss attributable to common stockholders	$(7,860,503)	(16.63)%	$(2,396,226)	(4.89)%

Total revenue, net. Revenues for the three months ended June 30, 2026 were approximately $47.3 million, a decrease of 4% compared to approximately $49.0 million for the three months ended June 30, 2025. The decrease in revenues was attributable to a decrease in telehealth product revenue of approximately $2.0 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a decrease in online sales demand.

Cost of telehealth revenue. Cost of telehealth revenue, which primarily includes product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products decreased by approximately 23% to approximately $5.3 million for the three months ended June 30, 2026 compared to approximately $6.8 million for the three months ended June 30, 2025. The cost of telehealth revenue decrease was due to product mix, decreased telehealth product sales volume and decreased shipping costs during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. Telehealth costs were 11% of associated telehealth revenues during the three months ended June 30, 2026 compared to 14% of associated telehealth revenues during the three months ended June 30, 2025.

Gross profit. Gross profit decreased by 0.4% to approximately $42.0 million for the three months ended June 30, 2026 compared to approximately $42.2 million for the three months ended June 30, 2025. Gross profit as a percentage of revenues was approximately 89% for the three months ended June 30, 2026 as compared to approximately 86% for the three months ended June 30, 2025. The increase in gross profit as a percentage of revenues was primarily due to product mix and decreased shipping costs on telehealth product revenues in the three months ended June 30, 2026.

Total expenses. Operating expenses for the three months ended June 30, 2026 were approximately $49.1 million, as compared to approximately $44.5 million for the three months ended June 30, 2025. This represents an increase of 10%, or approximately $4.6 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended June 30, 2026, the Company had an increase of approximately $5.9 million, or 27%, in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth primarily for telehealth subscription revenue and new telehealth offerings. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended June 30, 2026, the Company had an increase of approximately $157 thousand, or 5%, primarily related to increases in travel expenses, information technology and cybersecurity expenses and depreciation expense partially offset by a reduction in software subscriptions.

The above increases in operating expenses were partially offset by the following decreases in operating expenses:

(i)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended June 30, 2026, the Company had a decrease of approximately $793 thousand, or 5%, in general and administrative expenses, primarily related to a decrease in stock-based compensation expense of $1.3 million and a decrease in legal and professional fees of $737 thousand. These decreases were partially offset by an increase in compensation costs of $792 thousand and accounts receivable reserve and inventory adjustments of $397 thousand recorded during the three months ended June 30, 2026.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended June 30, 2026, the Company had a decrease of approximately $618 thousand, or 19%, primarily related to a decrease in compensation costs.

(iii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the three months ended June 30, 2026, the Company had a decrease of approximately $32 thousand, or 2%, primarily due to lower third-party service provider costs.

Interest income (expense), net. Interest income (expense), net consists of interest income on the Company’s cash account balances for the three months ended June 30, 2026 and interest expense on the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended June 30, 2025. Interest income was approximately $46 thousand for the three months ended June 30, 2026 compared to interest expense of $661 thousand for the three months ended June 30, 2025. The Company extinguished the Avenue Facility on August 5, 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Our financial results for the six months ended June 30, 2026 are summarized as follows in comparison to the six months ended June 30, 2025:

	June 30, 2026		June 30, 2025
		% of		% of
	$	Sales	$	Sales
Telehealth revenue, net	$97,444,041	100.00%	$99,906,781	100.00%
Cost of telehealth revenue	11,209,822	11.50%	14,975,164	14.99%
Gross profit	86,234,219	88.50%	84,931,617	85.01%
Selling and marketing expenses	57,910,807	59.44%	44,424,036	44.47%
General and administrative expenses	28,822,164	29.58%	28,779,294	28.81%
Other operating expenses	6,220,133	6.38%	5,272,551	5.28%
Customer service expenses	5,752,291	5.90%	6,302,229	6.31%
Development costs	3,587,497	3.68%	3,682,110	3.67%
Total expenses	102,292,892	104.98%	88,460,220	88.54%
Operating loss from continuing operations	(16,058,673)	(16.48)%	(3,528,603)	(3.53)%
Interest income (expense), net	102,136	0.10%	(1,124,425)	(1.13)%
Loss from continuing operations before income taxes	(15,956,537)	(16.38)%	(4,653,028)	(4.66)%
Income tax provision	-	-%	-	-%
Net loss from continuing operations	(15,956,537)	(16.38)%	(4,653,028)	(4.66)%
Net income from discontinued operations	-	-%	3,886,506	3.89%
Net loss	(15,956,537)	(16.38)%	(766,522)	(0.77)%
Net income attributable to non-controlling interest of discontinued operations	-	-%	1,036,920	1.04%
Net loss attributable to LifeMD, Inc.	(15,956,537)	(16.38)%	(1,803,442)	(1.81)%
Preferred stock dividends	(1,553,125)	(1.59)%	(1,553,125)	(1.55)%
Net loss attributable to common stockholders	$(17,509,662)	(17.97)%	$(3,356,567)	(3.36)%

Total revenue, net. Revenues for the six months ended June 30, 2026 were approximately $97.4 million, a decrease of 2% compared to approximately $99.9 million for the six months ended June 30, 2025. The decrease in revenues was attributable to a decrease in telehealth product revenue of approximately $3.0 million primarily due to a decrease in online sales demand, partially offset by an increase in telehealth subscription revenue, primarily for LifeMD virtual primary care which experienced an increase of approximately $534 thousand during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in online sales demand.

Cost of telehealth revenue. Cost of telehealth revenue, which primarily include product costs, pharmacy fulfilment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products decreased by approximately 25% to approximately $11.2 million for the six months ended June 30, 2026 compared to approximately $15.0 million for the six months ended June 30, 2025. The cost of telehealth revenue decrease was due to product mix, decreased telehealth product sales volume and decreased shipping costs during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Telehealth costs were 11% of associated telehealth revenues during the six months ended June 30, 2026 compared to 15% of associated telehealth revenues during the six months ended June 30, 2025.

Gross profit. Gross profit increased by 2% to approximately $86.2 million for the six months ended June 30, 2026 compared to approximately $84.9 million for the six months ended June 30, 2025. Gross profit as a percentage of revenues was approximately 89% for the six months ended June 30, 2026 as compared to approximately 85% for the six months ended June 30, 2025. The increase in gross profit as a percentage of revenues was primarily due to product mix and decreased shipping costs on telehealth product revenues in the six months ended June 30, 2026.

Total expenses. Operating expenses for the six months ended June 30, 2026 were approximately $102.3 million, as compared to approximately $88.5 million for the six months ended June 30, 2025. This represents an increase of 16%, or approximately $13.8 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the six months ended June 30, 2026, the Company had an increase of approximately $13.5 million, or 30%, in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth primarily for telehealth subscription revenue and new telehealth offerings. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the six months ended June 30, 2026, the Company had an increase of approximately $43 thousand, or 0.1%, in general and administrative expenses, primarily related to an increase in compensation costs of $1.8 million, accounts receivable reserve and inventory adjustments of $896 thousand recorded during the six months ended June 30, 2026, and an increase in taxes and licenses of $150 thousand. These increases were partially offset by a decrease in stock-based compensation expense of $2.4 million, a decrease in legal and professional fees of $529 thousand and a decrease in merchant processing fees of $42 thousand.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the six months ended June 30, 2026, the Company had an increase of approximately $948 thousand, or 18%, primarily related to increases in depreciation expense, travel expenses, software subscriptions and information technology and cybersecurity expenses to support the Company’s growth and compliance initiatives.

The above increases in operating expenses were partially offset by the following decreases in operating expenses:

(i)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the six months ended June 30, 2026, the Company had a decrease of approximately $550 thousand, or 9%, primarily related to decreases in compensation costs.

(ii)	Development costs: This mainly relates to third-party technology services for developing and maintaining our online platforms. During the six months ended June 30, 2026, the Company had a decrease of approximately $95 thousand, or 3%, primarily due to lower third-party service provider costs.

Interest income (expense), net. Interest income (expense), net consists of interest income on the Company’s cash account balances for the six months ended June 30, 2026 and interest expense on the Avenue Facility, partially offset by interest income on the Company’s cash account balances for the six months ended June 30, 2025. Interest income was approximately $102 thousand for the six months ended June 30, 2026 compared to interest expense of $1.1 million for the six months ended June 30, 2025. The Company extinguished the Avenue Facility on August 5, 2025.

Working Capital

	June 30, 2026	December 31, 2025
Current assets	$42,084,479	$51,831,465
Current liabilities	46,608,830	41,573,365
Working capital	$(4,524,351)	$10,258,100

Working capital decreased by approximately $14.8 million during the six months ended June 30, 2026. The decrease in current assets is primarily attributable to a decrease in cash of $11.6 million, partially offset by an increase in accounts receivable of $2.0 million. Current liabilities increased by $5.0 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $5.0 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(6,481,023)	$11,707,834
Net cash used in investing activities	(3,691,075)	(6,566,921)
Net cash used in financing activities	(1,472,605)	(3,917,532)
Net (decrease) increase in cash	(11,644,703)	1,223,381

Net cash used in operating activities was approximately $6.5 million for the six months ended June 30, 2026, as compared with net cash provided by operating activities of approximately $11.7 million for the six months ended June 30, 2025. The significant factors contributing to the net cash used in operating activities during the six months ended June 30, 2026, include: (1) the Company’s net loss of $16.0 million and (2) an increase in accounts receivable of $2.0 million. These decreases were partially offset by: (1) an increase in accounts payable and accrued expenses of $5.0 million, (2) $4.0 million in non-cash depreciation and amortization and (3) $2.2 million in non-cash stock-based compensation charges. The significant factors contributing to the net cash provided by operating activities during the six months ended June 30, 2025, include: (1) $4.6 million in non-cash stock-based compensation charges, (2) $3.7 million in non-cash depreciation and amortization, (3) an increase in accounts payable and accrued expenses of $3.2 million and (4) a decrease in accounts receivable of $1.5 million. These increases were partially offset by: (1) the Company’s net loss of $4.7 million and (2) a decrease in deferred revenue of $2.6 million. Net cash provided by operating activities of discontinued operations was $5.3 million for the six months ended June 30, 2025.

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $3.7 million, as compared with approximately $6.6 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026, was due to cash paid for capitalized software costs of approximately $3.5 million, and cash paid for the purchase of equipment of approximately $173 thousand. Net cash used in investing activities for the six months ended June 30, 2025, was due to cash paid for capitalized software costs of approximately $3.9 million, and cash paid for the purchase of equipment of approximately $894 thousand. Net cash used in investing activities of discontinued operations was $1.7 million for the six months ended June 30, 2025.

Net cash used in financing activities for the six months ended June 30, 2026 was approximately $1.5 million as compared with approximately $3.9 million for the six months ended June 30, 2025. Net cash used in financing activities for the six months ended June 30, 2026, consisted of preferred stock dividends of $1.6 million partially offset by $81 thousand of cash proceeds received from the exercise of options. Net cash used in financing activities for the six months ended June 30, 2025, consisted of: (1) principal repayments on the Avenue Credit Agreement of approximately $2.1 million and (2) preferred stock dividends of $1.6 million. Net cash used in financing activities of discontinued operations was $312 thousand for the six months ended June 30, 2025.

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

On January 2, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens”), which provides for a senior secured revolving credit facility in an aggregate outstanding amount not exceeding $30 million (the “Credit Facility”) for general corporate purposes. The Credit Facility may be increased in the aggregate principal amount of up to $20 million on the terms and subject to the conditions described in the Credit Agreement. In connection with the Credit Agreement, among other things, the Company issued a revolving loan note to Citizens for any loans that may be made under the Credit Facility. Additionally, among other things, the Company and its subsidiaries entered into a pledge and security agreement and a guarantee agreement to provide credit support for the Credit Facility. The Credit Agreement required the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00 and (ii) a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, in each case commencing with the quarter ended March 31, 2026. As of March 31, 2026, the Company was in compliance with the Consolidated Leverage Ratio covenant and was out of compliance with the Consolidated Interest Coverage Ratio covenant contained in the Credit Agreement. On June 30, 2026, the Company entered into the Waiver and First Amendment to the Credit Agreement (“Credit Agreement Waiver and First Amendment”) with Citizens. Under the terms of the Credit Agreement Waiver and First Amendment, the Company received a waiver of any Event of Default which has occurred as a result of the Company’s non-compliance with the Consolidated Interest Coverage Ratio covenant as of March 31, 2026. Additionally, the Credit Agreement Waiver and First Amendment further amends the Credit Agreement by removing the Consolidated Interest Coverage Ratio test and requiring the Company to maintain (i) a Consolidated Leverage Ratio not to exceed 2.50 to 1.00, (ii) a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00, and (iii) the sum of its Cash on Hand and Unused Availability of at least $40 million, in each case, commencing with the quarter ended September 30, 2026, with those capitalized terms as defined in the Credit Agreement Waiver and First Amendment. As of June 30, 2026 and to date, the Company had not drawn any amounts under the Credit Facility. Refer to Note 8—Indebtedness for additional information.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of June 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of June 30, 2026 of $25.1 million and net proceeds from the sale of common stock under the ATM Sales Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash accounts. We had cash totaling $25.1 million and $36.8 million, as of June 30, 2026 and December 31, 2025, respectively, which was held for working capital, capital expenditure, and general corporate purposes. As of June 30, 2026, our cash balances are comprised of interest-bearing cash accounts. We do not hold or issue financial instruments for trading or speculative purposes. Given the nature of these accounts, we do not believe there is material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Plan to Remediate the Material Weaknesses

To remediate the material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan. The Company has taken the following steps to further our remediation:

Actions taken to date:

(i)	documented and maintained evidence of the completeness and accuracy of manually generated IPE and system generated IPE and review of controls, including focused training for process owners;
(ii)	formalized user access, change management and computer operations controls of our internal information systems as well as SOC report reviews for in-scope third-party systems;
(iii)	implemented focused ITGC training for key system owners;
(iv)	increased the frequency of user access reviews of our internal information systems; and
(v)	designed and implemented computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored including: (a) updated policies and test plans for backup monitoring controls, (b) controls over database backup restoration and backup jobs monitoring, (c) controls over critical batch jobs monitoring, and (d) implemented monthly reviews over users with access to modify batch and backup jobs.

Actions still to be taken:

(i)	modifying system reporting over revenue to ensure completeness and accuracy of information used in the calculation of revenue, deferred revenue, accounts receivable and accrued expenses for customers of a specific contract;
(ii)	designing and implementing a reconciliation process over the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers to ensure completeness and accuracy of information;
(iii)	implementing focused user access deprovisioning training for key system owners particularly for external contractor deprovisioning;
(iv)	designing and implementing policies, procedures and controls related to program development to ensure new software programs are tested, authorized and implemented appropriately, including focused training for key system owners; and
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2026 without registration under the Securities Act:

On April 14, 2026 and May 13, 2026, the Company issued 45,000 and 10,000 shares, respectively, of common stock for services, including vested restricted stock to employees and consultants.

On May 13, 2026, the Company issued 50,000 shares of common stock in conjunction with the OHHMD APA.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 27, 2026, Shane Biffar, Chief Compliance Officer and Deputy General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 65,000 shares of the Company’s common stock with such transactions to occur during sale periods beginning on or after August 26, 2026 and ending on the earlier of May 27, 2028 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1*	Waiver and First Amendment, dated June 30, 2026, to the Credit Agreement by and between LifeMD, Inc., and Citizens Bank, N.A., dated January 2, 2026
10.2#*	Fifth Amendment to the Employment Agreement by and between Stefan Galluppi and LifeMD, Inc., dated June 8, 2026
10.3#*	Employment Agreement by and between Umesh Sripad and LifeMD, Inc., dated June 1, 2026
10.4#*	Third Amendment to the Employment Agreement by and between Maria Stan and LifeMD, Inc., dated June 8, 2026
10.5#*	First Amendment to the Employment Agreement by and between Shane Biffar and LifeMD, Inc., dated June 8, 2026
10.6#*	Fourth Amendment to the Employment Agreement by and between Shayna Dray and LifeMD, Inc. dated June 8, 2026
10.7#*	Third Amendment to the Employment Agreement by and between Justin Schreiber and LifeMD, Inc., dated June 8, 2026
10.8#*	Third Amendment to the Employment Agreement by and between Eric Yecies and LifeMD, Inc., dated June 8, 2026
10.9#*	Amended Employment Agreement by and between Chris Pisano and LifeMD, Inc., dated March 30, 2026
10.10#*	Form of Time-Based Restricted Stock Unit Award Agreement
10.11#*	Form of Performance-Based Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date:	August 5, 2026

By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer (principal financial officer)
Date:	August 5, 2026

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (principal accounting officer)
Date:	August 5, 2026

