Form 10-Q
period 2026-09-30
LifeMD, Inc.
filed 2026-11-12
CIK 948320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

legal@lifemd.com

(Registrant’s email address)

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

As of November 11, 2026, there were 48,333,837 shares of the registrant’s common stock outstanding.

LIFEMD, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$21,921,769	$36,786,318
Receivables, net	13,249,849	2,485,882
Product deposit	218,690	320,217
Inventory, net	10,348,601	2,773,576
Other current assets	3,522,349	2,646,077
Total Current Assets	49,261,258	45,012,070
Non-current Assets
Equipment, net	1,905,154	2,444,717
Right of use assets, net	4,622,463	5,267,857
Capitalized software, net	10,329,573	10,604,946
Intangible assets, net	166,583	262,334
Total Non-current Assets	17,023,773	18,579,854
Total Assets	$66,285,031	$63,591,924
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$37,736,899	$14,149,154
Accrued expenses	12,842,607	14,214,393
Current operating lease liabilities	691,719	642,422
Deferred revenue	10,433,507	10,573,442
Total Current Liabilities	61,704,732	39,579,411
Long-term Liabilities
Noncurrent operating lease liabilities	5,159,954	5,681,374
Total Liabilities	66,864,686	45,260,785
Commitments and contingencies (Note 12)	-	-
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 1,610,000 shares authorized, 1,400,000 shares issued and outstanding, liquidation value approximately, $35.8 million as of September 30, 2026 and December 31, 2025	140	140
Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,358,877 and 46,760,016 shares issued, 48,255,837 and 46,656,976 outstanding as of September 30, 2026 and December 31, 2025, respectively	483,589	467,600
Additional paid-in capital	255,443,609	251,455,616
Accumulated deficit	(256,343,292)	(233,428,516)
Treasury stock, 103,040 shares, at cost, as of September 30, 2026 and December 31, 2025	(163,701)	(163,701)
Total Stockholders’ (Deficit) Equity	(579,655)	18,331,139
Total Liabilities and Stockholders’ (Deficit) Equity	$66,285,031	$63,591,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Telehealth revenue, net	$44,625,086	$47,727,942	$142,048,848	$146,861,697
Cost of telehealth revenue	8,249,469	7,061,651	19,605,877	21,627,901
Gross profit	36,375,617	40,666,291	122,442,971	125,233,796

Expenses
Selling and marketing expenses	18,500,609	22,563,994	76,411,416	66,988,030
General and administrative expenses	14,654,524	13,800,377	43,468,661	42,995,255
Other operating expenses	3,453,051	2,800,013	9,673,184	8,072,564
Customer service expenses	2,351,426	2,784,320	8,103,717	9,086,549
Development costs	1,882,508	1,844,269	5,470,005	5,526,379
Total expenses	40,842,118	43,792,973	143,126,983	132,668,777
Operating loss from continuing operations	(4,466,501)	(3,126,682)	(20,684,012)	(7,434,981)
Interest (expense) income, net	(3,212)	(260,621)	98,924	(1,385,046)
Loss on debt extinguishment	-	(1,155,851)	-	(1,155,851)
Loss from continuing operations before income taxes	(4,469,713)	(4,543,154)	(20,585,088)	(9,975,878)
Income tax provision	-	(31,823)	-	(31,823)
Net loss from continuing operations	(4,469,713)	(4,574,977)	(20,585,088)	(10,007,701)
Net income from discontinued operations	-	935,013	-	4,821,519
Net loss	(4,469,713)	(3,639,964)	(20,585,088)	(5,186,182)
Net income attributable to non-controlling interest of discontinued operations	-	249,462	-	1,286,382
Net loss attributable to LifeMD, Inc.	(4,469,713)	(3,889,426)	(20,585,088)	(6,472,564)
Preferred stock dividends	(776,563)	(776,563)	(2,329,688)	(2,329,688)
Net loss attributable to LifeMD, Inc. common stockholders	$(5,246,276)	$(4,665,989)	$(22,914,776)	$(8,802,252)
Basic (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.11)	$(0.12)	$(0.48)	$(0.28)
Discontinued operations	-	0.01	-	0.08
Basic loss per share	$(0.11)	$(0.10)	$(0.48)	$(0.20)
Diluted (loss) earnings per share attributable to LifeMD, Inc. common stockholders:
Continuing operations	$(0.11)	$(0.12)	$(0.48)	$(0.28)
Discontinued operations	-	0.01	-	0.08
Diluted loss per share	$(0.11)	$(0.10)	$(0.48)	$(0.20)
Weighted average number of common shares outstanding:
Basic	48,182,152	46,162,625	47,772,180	44,575,553
Diluted	48,182,152	46,162,625	47,772,180	44,575,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	LifeMD, Inc.								Non-controlling
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury		Interest of Discontinued
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total	Operations	Total
Balance, January 1, 2025	1,400,000	$140	42,293,907	$422,939	$230,508,339	$(243,208,410)	$(163,701)	$(12,440,693)	$1,529,094	$(10,911,599)
Stock compensation expense	-	-	1,282,654	12,827	2,535,701	-	-	2,548,528	-	2,548,528
Cashless exercise of stock options	-	-	56,139	561	(561)	-	-	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest of discontinued operations	-	-	-	-	-	-	-	-	(36,000)	(36,000)
Net (loss) income	-	-	-	-	-	96,488	-	96,488	531,845	628,333
Balance, March 31, 2025	1,400,000	$140	43,632,700	$436,327	$233,043,479	$(243,888,485)	$(163,701)	$(10,572,240)	$2,024,939	$(8,547,301)
Stock compensation expense	-	-	346,250	3,463	2,091,151	-	-	2,094,614	-	2,094,614
Cashless exercise of stock options	-	-	50,119	501	(501)	-	-	-	-	-
Cashless exercise of warrants	-	-	390,115	3,901	(3,901)	-	-	-	-	-
Stock issued for debt conversion	-	-	672,042	6,720	993,280	-	-	1,000,000	-	1,000,000
Stock issued for asset acquisition	-	-	50,000	500	302,500	-	-	303,000	-	303,000
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)	-	(776,562)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(276,119)	(276,119)
Net (loss) income	-	-	-	-	-	(2,679,625)	-	(2,679,625)	505,075	(2,174,550)
Balance, June 30, 2025	1,400,000	$140	45,141,226	$451,412	$236,426,008	$(247,344,672)	$(163,701)	$(10,630,813)	$2,253,895	$(8,376,918)
Stock compensation expense	-	-	655,611	6,556	3,191,480	-	-	3,198,036	-	3,198,036
Cashless exercise of stock options	-	-	25,273	253	(253)	-	-	-	-	-
Exercise of stock options	-	-	1,250	13	5,937	-	-	5,950	-	5,950
Exercise of warrants	-	-	100,000	1,000	463,950	-	-	464,950	-	464,950
Sale of common stock under ATM, net	-	-	762,990	7,630	8,714,087	-	-	8,721,717	-	8,721,717
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)	-	(776,563)
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(449,539)	(449,539)
Net (loss) income	-	-	-	-	-	(3,889,426)	-	(3,889,426)	249,462	(3,639,964)
Balance, September 30, 2025	1,400,000	$140	46,686,350	$466,864	$248,801,209	$(252,010,661)	$(163,701)	$(2,906,149)	$2,053,818	$(852,331)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2026	1,400,000	$140	46,760,016	$467,600	$251,455,616	$(233,428,516)	$(163,701)	$18,331,139
Stock compensation expense	-	-	819,691	8,197	1,440,708	-	-	1,448,905
Exercise of stock options	-	-	53,000	530	79,990	-	-	80,520
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)
Net loss	-	-	-	-	-	(8,493,172)	-	(8,493,172)
Balance, March 31, 2026	1,400,000	$140	47,632,707	$476,327	$252,976,314	$(242,698,251)	$(163,701)	$10,590,829
Stock compensation expense	-	-	290,825	2,908	787,204	-	-	790,112
Series A Preferred Stock Dividend	-	-	-	-	-	(776,562)	-	(776,562)
Net loss	-	-	-	-	-	(7,622,203)	-	(7,622,203)
Balance, June 30, 2026	1,400,000	$140	47,923,532	$479,235	$253,763,518	$(251,097,016)	$(163,701)	$2,982,176
Stock compensation expense	-	-	115,000	1,150	1,683,295	-	-	1,684,445
Cashless exercise of warrants	-	-	320,345	3,204	(3,204)	-	-	-
Series A Preferred Stock Dividend	-	-	-	-	-	(776,563)	-	(776,563)
Net loss	-	-	-	-	-	(4,469,713)	-	(4,469,713)
Balance, September 30, 2026	1,400,000	$140	48,358,877	$483,589	$255,443,609	$(256,343,292)	$(163,701)	$(579,655)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIFEMD, INC.

Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,585,088)	$(5,186,182)
Less: Net income from discontinued operations	-	4,821,519
Net loss from continuing operations	(20,585,088)	(10,007,701)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Amortization of debt discount	-	234,369
Amortization of capitalized software	5,116,366	4,712,732
Amortization of intangibles	95,751	62,084
Loss on debt extinguishment	-	1,155,851
Depreciation of fixed assets	883,294	583,915
Noncash operating lease expense	645,394	743,207
Stock compensation expense	3,923,462	7,841,178
Changes in Assets and Liabilities
Receivables, net	(10,763,967)	2,618,396
Product deposit	101,527	(329,755)
Inventory	(7,575,025)	(635,024)
Other current assets	(876,272)	(558,239)
Operating lease liabilities	(472,123)	(171,841)
Deferred revenue	(139,935)	(4,864,738)
Accounts payable	23,587,745	3,896,078
Accrued expenses	(1,371,786)	(1,109,939)
Net cash (used in) provided by operating activities of continuing operations	(7,430,657)	4,170,573
Net cash provided by operating activities of discontinued operations	-	7,390,125
Net cash (used in) provided by operating activities	(7,430,657)	11,560,698
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software costs(a)	(4,840,993)	(5,884,672)
Purchase of equipment	(343,731)	(1,679,963)
Net cash used in investing activities of continuing operations	(5,184,724)	(7,564,635)
Net cash used in investing activities of discontinued operations(a)	-	(2,596,766)
Net cash used in investing activities	(5,184,724)	(10,161,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt instruments	-	(18,719,721)
Sale of common stock under ATM, net	-	8,721,717
Preferred stock dividends	(2,329,688)	(2,329,688)
Cash proceeds from exercise of warrants	-	464,950
Cash proceeds from exercise of options	80,520	5,950
Net cash used in financing activities of continuing operations	(2,249,168)	(11,856,792)
Net cash used in financing activities of discontinued operations	-	(761,658)
Net cash used in financing activities	(2,249,168)	(12,618,450)
Net (decrease) increase in cash	(14,864,549)	(11,219,153)
Cash at beginning of period	36,786,318	35,004,924
Cash at end of period	21,921,769	23,785,771
Less: Cash of discontinued operations at end of period	-	2,838,484
Cash of continuing operations at end of period	$21,921,769	$20,947,287
Cash paid for interest and taxes
Cash paid during the period for interest	$-	$1,461,032
Cash paid during the period for taxes	$361,230	$482,471
Non-cash investing and financing activities:
Cashless exercise of options	$-	$1,315
Cashless exercise of warrants	$3,204	$3,901
Stock issued for debt conversion	$-	$1,000,000
Stock issued for asset acquisition	$-	$303,000

(a)	Approximately $2.9 million was paid to a related party for capitalized software costs during the nine months ended September 30, 2025. See Note 13—Related Party Transactions.

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

On November 4, 2025, LifeMD, Inc. sold its majority ownership interest in WorkSimpli, LLC (“WorkSimpli”), which operates a software as a service application called PDF Simpli, to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for all periods presented in these unaudited consolidated financial statements. For a description of the transaction, see Note 4—Discontinued Operations.

During the third quarter of 2026, the Company entered into a new pharmaceutical supply agreement under which it acts as principal in the related revenue arrangement. Historically, the Company acted as an agent in its pharmacy-related revenue arrangements because it did not take ownership of the inventory. Under the new agreement, the Company purchases and holds the inventory and is primarily responsible for fulfilling patient orders, and it therefore recognizes revenue on a gross basis less vendor rebates. The arrangement resulted in a significant increase in the Company’s receivables, inventory and accounts payable balances.

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

Liquidity Evaluation

As of September 30, 2026, the Company has an accumulated deficit of approximately $256.3 million and a negative working capital of approximately $12.4 million. The Company has incurred significant operating losses to date and has been funding operations primarily through the cash generated from operating activities, issuance of common and preferred stock, and through loans and advances.

On January 2, 2026, the Company entered into a Credit Agreement with Citizens Bank, N.A. (“Citizens”), which provided for a senior secured revolving credit facility in an aggregate principal amount of up to $30 million (the “Citizens Credit Facility”). As of September 30, 2026 and up to the date of termination, the Company did not draw any amounts under the Citizens Credit Facility. The Credit Agreement was terminated effective November 9, 2026, and the Company subsequently entered into a Loan and Security Agreement with affiliates of Avenue Capital Group (collectively, “Avenue”). See Note 16 – Subsequent Events.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of September 30, 2026 of $21.9 million and its Loan and Security Agreement with Avenue will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2025, included in our 2025 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

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

Total assets and liabilities for the LifeMD PC were not material as of September 30, 2026 and December 31, 2025.

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

The Company also offers bundled arrangements in which a subscriber receives subscription-based access to the Company’s telehealth platform as well as prescribed medication. The Company has determined that there are two performance obligations related to these bundles: (i) one performance obligation for the subscription-based service that is a stand-ready obligation that is satisfied over the subscription period and (ii) one performance obligation for the prescribed medication that is delivered as of a point in time. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling prices, determined from the prices at which the Company separately sells these products and services. Revenue related to contracts with multiple performance obligations was approximately $5.9 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $15.3 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

During the third quarter of 2026, the Company entered into a pharmaceutical supply agreement under which it acts as principal in the related revenue arrangement. The Company purchases inventory and fulfills orders via its wholly-owned affiliated pharmacy. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated supply agreement and are primarily related to the volume of inventory shipped. The arrangement resulted in a significant increase in the Company’s receivables, inventory and accounts payable balances.

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

Customer returns and rebates on telehealth revenues approximated $1.6 million and $1.2 million, during the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $3.6 million, during the nine months ended September 30, 2026 and 2025, respectively.

For the three and nine months ended September 30, 2026 and 2025, the Company had the following disaggregated revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Telehealth subscription revenue	$27,714,009	62%	$27,748,440	58%	$87,379,901	62%	$86,127,426	59%
Telehealth product revenue	16,828,707	38%	19,979,502	42%	54,586,577	38%	60,734,271	41%
Telehealth service fee revenue(1)	82,370	0%	—	—	82,370	0%	—	—
Total revenues, net	$44,625,086	100%	$47,727,942	100%	$142,048,848	100%	$146,861,697	100%

(1)	Telehealth service fee revenue primarily relates to data reporting fees charged by the Company in connection with the fulfillment of orders for the Company’s pharmaceutical supply agreements.

Deferred Revenues

The Company records deferred revenues when cash payments are received or unconditionally due before the performance of the related performance obligations. As of September 30, 2026 and December 31, 2025, the Company has deferred revenue, of approximately $10.4 million and $10.6 million, respectively, which have been recorded as accrued contract liabilities and represent the following: (1) $9.2 million and $9.0 million as of September 30, 2026 and December 31, 2025, respectively, related to obligations on telehealth in-process monthly or yearly contracts with customers and, (2) $1.2 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively, related to obligations for telehealth products which the customer has not yet obtained control due to non-shipment of the product.

The amount of revenue recognized during the nine months ended September 30, 2026, that was included in the deferred revenue balance as of December 31, 2025, was $9.1 million. The amount of revenue recognized during the nine months ended September 30, 2025, that was included in the deferred revenue balance as of December 31, 2024, was $15.1 million. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026 as revenue by September 30, 2027.

The following table summarizes deferred revenue activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$10,791,221	$14,282,482	$10,573,442	$16,824,629
Additions	43,120,124	43,908,222	139,474,684	139,406,075
Revenue recognized	(43,477,838)	(46,230,813)	(139,614,619)	(144,270,813)
End of period	$10,433,507	$11,959,891	$10,433,507	$11,959,891

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

Receivables, net

Receivables, net consist of: (1) manufacturer’s discount and rebate receivables related to the Company’s vendor supply agreements and (2) amounts due from third-party merchant processors. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated vendor supply agreements and are primarily related to the volume of inventory shipped and totaled $10.4 million as of September 30, 2026. Third-party merchant processors process our subscription revenues; the merchant accounts balance receivable represents the charges processed by the merchants that have not yet been deposited with the Company. The unsettled merchant receivable amount normally represents processed sale transactions from the final one to three days of the month, with collections being made by the Company within the first week of the following month. Management determines the need, if any, for an allowance for future credits to be granted to customers, by regularly evaluating aggregate customer refund activity, coupled with the consideration and current economic conditions in its evaluation of an allowance for future refunds and chargebacks. As of September 30, 2026 and December 31, 2025, the reserve for sales returns and allowances was approximately $195 thousand and $353 thousand, respectively. For all periods presented, the sales returns and allowances were recorded in accrued expenses on the unaudited consolidated balance sheets.

Inventory

As of September 30, 2026 and December 31, 2025, inventory primarily consisted of finished goods, raw materials and packaging related to the Company’s OTC products included in the telehealth product revenue section of the table above. Inventory is maintained at the Company’s third-party warehouse location in Wyoming and at various Amazon fulfillment centers. The Company also maintains inventory at a company managed warehouse in Pennsylvania.

Inventory is valued at the lower of cost or net realizable value with cost determined on an average cost basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down inventory to net realizable, if lower. As of both September 30, 2026 and December 31, 2025, the Company recorded an inventory reserve of approximately $153 thousand.

As of September 30, 2026 and December 31, 2025, the Company’s inventory consisted of the following:

	September 30,	December 31,
	2026	2025
Finished goods	$9,431,784	$2,071,988
Raw materials and packaging components	1,070,209	854,980
Inventory reserve	(153,392)	(153,392)
Total inventory, net	$10,348,601	$2,773,576

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from three to five years for computers, furniture, fixtures and office equipment.

As of September 30, 2026 and December 31, 2025, the Company has the following amounts related to depreciable assets:

	September 30,	December 31,
	2026	2025
Furniture, fixtures and office equipment	$3,393,136	$3,272,857
Computers	1,102,481	879,686
Total equipment, at cost	4,495,617	4,152,543
Accumulated depreciation	(2,590,463)	(1,707,826)
Total equipment, net	$1,905,154	$2,444,717

Depreciation expense was $301 thousand and $253 thousand for the three months ended September 30, 2026 and 2025, respectively, and $883 thousand and $584 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Product Deposit

Many of our vendors require deposits when a purchase order is placed for goods or fulfillment services. These deposits typically range from 10% to 33% of the total purchased amount. Our vendors include a credit memo within their final invoice, recognizing the deposit amount previously paid. As of September 30, 2026 and December 31, 2025, the Company has approximately $219 thousand and $320 thousand, respectively, of product deposits with multiple vendors for the purchase of raw materials or finished goods. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2026, the Company approximates its implicit purchase commitments to be $2.2 million, of which the majority is with one vendor that manufactures the Company’s finished goods inventory for its virtual primary care brand.

Capitalized Software Costs

The Company capitalizes certain internal payroll costs and third-party costs related to internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. The Company does not sell internally developed software other than through the use of subscription service. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40, Internal-Use Software, are expensed as incurred. As of September 30, 2026 and December 31, 2025, the Company capitalized a net amount of $10.3 million and $10.6 million, respectively, related to internally developed software costs which are amortized over the useful life and included in development costs on our unaudited consolidated statement of operations.

Intangible Assets

Intangible assets are comprised of: (1) the Cleared Technologies, PBC (“Cleared”) trade name, (2) Cleared developed technology, (3) a purchased license, and (4) the Optimal Human Health MD (“OHHMD”) brand. Intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset which typically range from one year to ten years.

Impairment of Long-Lived Assets

Long-lived assets include equipment and capitalized software. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of September 30, 2026 and December 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling and marketing expenses within the unaudited consolidated statement of operations. Advertising costs that relate to future advertising periods are recorded as prepaid expenses and amortized to selling and marketing expenses over the period in which the related advertising occurs. Advertising and marketing expenses were $18.5 million and $22.6 million for the three months ended September 30, 2026 and 2025, respectively, and $76.4 million and $67.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Segments

On November 4, 2025, we sold our majority ownership interest in WorkSimpli to Lion Buyer, LLC. WorkSimpli is classified as discontinued operations for the three and nine month periods ended September 30, 2025 presented in these unaudited consolidated financial statements. As a result, the Company’s portfolio of brands within continuing operations are managed as a single operating segment on a consolidated basis. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing segment operating results to make determinations about resources to be allocated and to assess performance.

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

The carrying value of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued expenses approximate fair value for all periods presented. The Company has no financial instruments that are valued using Level 3 inputs.

Concentrations of Risk

We are dependent on certain third-party manufacturers and pharmacies for fulfillment services, prescription medications, packaging, and finished goods. We believe that other contract manufacturers or third-party pharmacies could be quickly secured if any of our current manufacturers or pharmacies cease to perform adequately. As of September 30, 2026, three third-party pharmacies supplied 91% of the Company’s total fulfillment services. As of December 31, 2025, one third-party pharmacy supplied 71% of the Company’s total fulfillment services.

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

NOTE 3 – REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is revising its previously issued financial statements to correct for errors identified associated with the calculation of telehealth revenue, cost of telehealth revenue, general and administrative expenses, accounts receivable, deferred revenue and accrued expenses. The Company has evaluated these errors in accordance with ASC 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections.

During the three months ended September 30, 2026, the Company identified additional errors related to the recording of net revenue as agent and associated expenses in certain arrangements with the Company’s third-party pharmacy providers, which resulted in the misstatement of telehealth revenue, cost of telehealth revenue, general and administrative expenses and the related balance sheet accounts in its previously issued 2024 and 2025 annual and interim financial statements, and 2026 interim financial statements. Although the Company has determined such errors to be immaterial to its previously issued financial statements, the Company will revise its previously issued financial statements to correct these errors.

In addition, the Company corrected prior period errors as out-of-period adjustments included in its previously issued March 31, 2026 financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. However, as the Company is revising its previously issued financial statements to correct for the newly identified errors discussed above, the Company has corrected these errors in its financial statements in the periods to which they relate in connection with the revision described above.

The Company will effect such revisions to its consolidated balance sheet as of December 31, 2025 and its consolidated statement of operations, consolidated statement of changes in stockholders’ (deficit) equity and consolidated statement of cash flows for the years ended December 31, 2025 and December 31, 2024 in connection with the future filing of its 2026 Annual Report on Form 10-K, which will include these comparative periods and will affect the revisions for the three months ended March 31, 2026 and the three and six months ended June 30, 2026 in connection with the future filings of its Form 10-Q which will include these comparative periods. The following tables present the effect of the revisions on the financial statements previously issued as of and for the year ended December 31, 2025, for the year ended December 31, 2024, for the three months ended September 30, 2025, for the nine months ended September 30, 2025, for the three months ended March 31, 2026, for the three months ended June 30, 2026 and for the six months ended June 30, 2026 as a result of the error corrections described above.

As discussed in Note 4—Discontinued Operations, WorkSimpli has been treated as discontinued operations for all periods presented. As a result, the “As Revised” figures for the three and nine months ended September 30, 2025 were recast for the impact of discontinued operations to arrive at “As Revised and Recast” figures as presented throughout these consolidated financial statements.

	As of December 31, 2025
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$9,305,277	$(6,819,395)	$2,485,882
Total Current Assets	$51,831,465	$(6,819,395)	$45,012,070
Total Assets	$70,411,319	$(6,819,395)	$63,591,924
Accrued expenses	$15,974,016	$(1,759,623)	$14,214,393
Deferred revenue	$10,807,773	$(234,331)	$10,573,442
Total Current Liabilities	$41,573,365	$(1,993,954)	$39,579,411
Total Liabilities	$47,254,739	$(1,993,954)	$45,260,785
Accumulated deficit	$228,603,075	$4,825,441	$233,428,516
Total LifeMD, Inc. Stockholders’ Equity	$23,156,580	$(4,825,441)	$18,331,139
Total Stockholders’ Equity	$23,156,580	$(4,825,441)	$18,331,139
Total Liabilities and Stockholder’s Equity	$70,411,319	$(6,819,395)	$63,591,924

	For the Year Ended December 31, 2025
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Telehealth revenue, net	$194,055,198	$(237,006)	$193,818,192
Cost of telehealth revenue	$27,714,808	$477,194	$28,192,002
Gross profit	$166,340,390	$(714,200)	$165,626,190
General and administrative expenses	$57,937,023	$753,762	$58,690,785
Total expenses	$174,010,084	$753,762	$174,763,846
Operating loss from continuing operations	$(7,669,694)	$(1,467,962)	$(9,137,656)
Loss from continuing operations before income taxes	$(10,186,512)	$(1,467,962)	$(11,654,474)
Net loss from continuing operations	$(10,232,233)	$(1,467,962)	$(11,700,195)
Net income	$15,619,791	$(1,467,962)	$14,151,829
Net income attributable to LifeMD, Inc.	$14,354,106	$(1,467,962)	$12,886,144
Net income attributable to LifeMD, Inc. common stockholders	$11,247,856	$(1,467,962)	$9,779,894
Basic earnings per share attributable to LifeMD, Inc. common stockholders	$0.25	$(0.03)	$0.22
Diluted earnings per share attributable to LifeMD, Inc. common stockholders	$0.25	$(0.03)	$0.22
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity:
Accumulated deficit	$228,603,075	$4,825,441	$233,428,516
Consolidated Statement of Cash Flows:
Net loss from continuing operations	$(10,232,233)	$(1,467,962)	$(11,700,195)
Accounts receivable	$1,150,536	$2,348,242	$3,498,778
Deferred revenue	$(6,290,081)	$38,894	$(6,251,187)
Accrued expenses	$(5,782,603)	$(919,174)	$(6,701,777)
Net cash provided by operating activities of continuing operations	$2,072,304	$-	$2,072,304
Net cash provided by operating activities	$8,280,175	$-	$8,280,175

	For the Year Ended December 31, 2024
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Telehealth revenue, net	$154,824,075	$(1,979,194)	$152,844,881
Cost of telehealth revenue	$21,440,799	$655,127	$22,095,926
Gross profit	$133,383,276	$(2,634,321)	$130,748,955
General and administrative expenses	$57,947,932	$685,656	$58,633,588
Total expenses	$153,785,264	$685,656	$154,470,920
Operating loss from continuing operations	$(20,401,988)	$(3,319,977)	$(23,721,965)
Loss from continuing operations before income taxes	$(22,577,393)	$(3,319,977)	$(25,897,370)
Net loss from continuing operations	$(23,175,393)	$(3,319,977)	$(26,495,370)
Net loss	$(20,860,141)	$(3,319,977)	$(24,180,118)
Net loss attributable to LifeMD, Inc.	$(21,409,016)	$(3,319,977)	$(24,728,993)
Net loss attributable to LifeMD, Inc. common stockholders	$(24,515,266)	$(3,319,977)	$(27,835,243)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.60)	$(0.08)	$(0.68)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.60)	$(0.08)	$(0.68)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity:
Accumulated deficit	$239,850,931	$3,357,479	$243,208,410
Consolidated Statement of Cash Flows:
Net loss from continuing operations	$(23,175,393)	$(3,319,977)	$(26,495,370)
Accounts receivable	$(4,487,546)	$4,471,153	$(16,393)
Deferred revenue	$9,826,219	$(273,225)	$9,552,994
Accrued expenses	$10,755,261	$(877,951)	$9,877,310
Net cash provided by operating activities of continuing operations	$14,363,313	$-	$14,363,313
Net cash provided by operating activities	$17,513,190	$-	$17,513,190

	For the Three Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Revised and Recast
Consolidated Statement of Operations:
Telehealth revenue, net	$47,279,933	$448,009	$47,727,942	$-	$47,727,942
Cost of telehealth revenue	$6,714,235	$347,416	$7,061,651	$-	$7,061,651
Gross profit	$52,764,557	$100,593	$52,865,150	$12,198,859	$40,666,291
General and administrative expenses	$16,589,390	$183,902	$16,773,292	$2,972,915	$13,800,377
Total expenses	$54,733,771	$183,902	$54,917,673	$11,124,700	$43,792,973
Operating loss from continuing operations	$(1,969,214)	$(83,309)	$(2,052,523)	$1,074,159	$(3,126,682)
Loss from continuing operations before income taxes	$(3,387,521)	$(83,309)	$(3,470,830)	$1,072,324	$(4,543,154)
Net loss from continuing operations	$(3,556,655)	$(83,309)	$(3,639,964)	$935,013	$(4,574,977)
Net loss	$(3,556,655)	$(83,309)	$(3,639,964)	$-	$(3,639,964)
Net loss attributable to LifeMD, Inc.	$(3,806,117)	$(83,309)	$(3,889,426)	$-	$(3,889,426)
Net loss attributable to LifeMD, Inc. common stockholders	$(4,582,680)	$(83,309)	$(4,665,989)	$-	$(4,665,989)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.10)	$-	$(0.10)	$-	$(0.10)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.10)	$-	$(0.10)	$-	$(0.10)

	For the Nine Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Revised	Discontinued Operations	As Revised and Recast
Consolidated Statement of Operations:
Telehealth revenue, net	$147,186,714	$(325,017)	$146,861,697	$-	$146,861,697
Cost of telehealth revenue	$21,689,400	$(61,499)	$21,627,901	$-	$21,627,901
Gross profit	$163,492,506	$(263,518)	$163,228,988	$37,995,192	$125,233,796
General and administrative expenses	$51,210,246	$599,487	$51,809,733	$8,814,478	$42,995,255
Total expenses	$164,938,940	$599,487	$165,538,427	$32,869,650	$132,668,777
Operating loss from continuing operations	$(1,446,434)	$(863,005)	$(2,309,439)	$5,125,542	$(7,434,981)
Loss from continuing operations before income taxes	$(4,154,043)	$(863,005)	$(5,017,048)	$4,958,830	$(9,975,878)
Net loss from continuing operations	$(4,323,177)	$(863,005)	$(5,186,182)	$4,821,519	$(10,007,701)
Net loss	$(4,323,177)	$(863,005)	$(5,186,182)	$-	$(5,186,182)
Net loss attributable to LifeMD, Inc.	$(5,609,559)	$(863,005)	$(6,472,564)	$-	$(6,472,564)
Net loss attributable to LifeMD, Inc. common stockholders	$(7,939,247)	$(863,005)	$(8,802,252)	$-	$(8,802,252)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.18)	$(0.02)	$(0.20)	$-	$(0.20)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.18)	$(0.02)	$(0.20)	$-	$(0.20)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity:
Accumulated deficit	$247,790,178	$4,220,483	$252,010,661	$-	$252,010,661
Consolidated Statement of Cash Flows:
Net loss from continuing operations	$(4,323,177)	$(863,005)	$(5,186,182)	$4,821,519	$(10,007,701)
Accounts receivable	$1,609,763	$1,103,965	$2,713,728	$95,332	$2,618,396
Deferred revenue	$(5,270,408)	$85,117	$(5,185,291)	$(320,553)	$(4,864,738)
Accrued expenses	$(731,959)	$(326,077)	$(1,058,036)	$51,903	$(1,109,939)
Net cash provided by operating activities of continuing operations	$11,560,698	$-	$11,560,698	$7,390,125	$4,170,573
Net cash provided by operating activities	$11,560,698	$-	$11,560,698	$-	$11,560,698

	For the Three Months Ended March 31, 2026
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Telehealth revenue, net	$50,162,956	$357,399	$50,520,355
Cost of telehealth revenue	$5,925,499	$146,586	$6,072,085
Gross profit	$44,237,457	$210,813	$44,448,270
General and administrative expenses	$15,176,355	$(168,611)	$15,007,744
Total expenses	$53,166,529	$(168,611)	$52,997,918
Operating loss from continuing operations	$(8,929,072)	$379,424	$(8,549,648)
Loss from continuing operations before income taxes	$(8,872,596)	$379,424	$(8,493,172)
Net loss from continuing operations	$(8,872,596)	$379,424	$(8,493,172)
Net loss	$(8,872,596)	$379,424	$(8,493,172)
Net loss attributable to LifeMD, Inc.	$(8,872,596)	$379,424	$(8,493,172)
Net loss attributable to LifeMD, Inc. common stockholders	$(9,649,159)	$379,424	$(9,269,735)
Basic loss per share from continuing operations attributable to LifeMD, Inc. common stockholders	$(0.20)	$-	$(0.20)
Diluted loss per share from continuing operations attributable to LifeMD, Inc. common stockholders	$(0.20)	$-	$(0.20)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity:
Accumulated deficit	$238,252,234	$4,446,017	$242,698,251
Consolidated Statement of Cash Flows:
Net loss	$(8,872,596)	$379,424	$(8,493,172)
Accounts receivable	$(549,840)	$90,112	$(459,728)
Deferred revenue	$1,209,067	$234,331	$1,443,398
Accrued expenses	$(729,053)	$(703,867)	$(1,432,920)
Net cash provided by operating activities	$444,624	$-	$444,624

	For the Three Months Ended June 30, 2026
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Telehealth revenue, net	$47,281,085	$(377,678)	$46,903,407
Gross profit	$41,996,762	$(377,678)	$41,619,084
General and administrative expenses	$13,645,809	$160,584	$13,806,393
Total expenses	$49,126,363	$160,584	$49,286,947
Operating loss from continuing operations	$(7,129,601)	$(538,262)	$(7,667,863)
Loss from continuing operations before income taxes	$(7,083,941)	$(538,262)	$(7,622,203)
Net loss from continuing operations	$(7,083,941)	$(538,262)	$(7,622,203)
Net loss	$(7,083,941)	$(538,262)	$(7,622,203)
Net loss attributable to LifeMD, Inc.	$(7,083,941)	$(538,262)	$(7,622,203)
Net loss attributable to LifeMD, Inc. common stockholders	$(7,860,503)	$(538,262)	$(8,398,765)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.16)	$(0.02)	$(0.18)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.16)	$(0.02)	$(0.18)

	For the Six Months Ended June 30, 2026
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Telehealth revenue, net	$97,444,041	$(20,279)	$97,423,762
Cost of telehealth revenue	$11,209,822	$146,586	$11,356,408
Gross profit	$86,234,219	$(166,865)	$86,067,354
General and administrative expenses	$28,822,164	$(8,027)	$28,814,137
Total expenses	$102,292,892	$(8,027)	$102,284,865
Operating loss from continuing operations	$(16,058,673)	$(158,838)	$(16,217,511)
Loss from continuing operations before income taxes	$(15,956,537)	$(158,838)	$(16,115,375)
Net loss from continuing operations	$(15,956,537)	$(158,838)	$(16,115,375)
Net loss	$(15,956,537)	$(158,838)	$(16,115,375)
Net loss attributable to LifeMD, Inc.	$(15,956,537)	$(158,838)	$(16,115,375)
Net loss attributable to LifeMD, Inc. common stockholders	$(17,509,662)	$(158,838)	$(17,668,500)
Basic loss per share attributable to LifeMD, Inc. common stockholders	$(0.37)	$-	$(0.37)
Diluted loss per share attributable to LifeMD, Inc. common stockholders	$(0.37)	$-	$(0.37)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity:
Accumulated deficit	$246,112,737	$4,984,279	$251,097,016
Consolidated Statement of Cash Flows:
Net loss	$(15,956,537)	$(158,838)	$(16,115,375)
Accounts receivable	$(1,950,881)	$694,776	$(1,256,105)
Deferred revenue	$(16,552)	$234,331	$217,779
Accrued expenses	$987,170	$(770,269)	$216,901
Net cash used in operating activities	$(6,481,023)	$-	$(6,481,023)

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

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows. For the three and nine months ended September 30, 2025, the results of operations and cash flows of WorkSimpli are presented as discontinued operations. All amounts included in the notes to the unaudited consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the financial results of the discontinued operations prior to the sale of WorkSimpli:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Worksimpli revenue, net	$12,892,537	$39,788,325
Cost of WorkSimpli revenue	693,678	1,793,133
Gross profit	12,198,859	37,995,192
Expenses
Selling and marketing expenses	6,910,496	20,805,618
General and administrative expenses	2,972,915	8,814,478
Other operating expenses	239,122	510,091
Development costs	1,002,167	2,739,463
Total expenses	11,124,700	32,869,650
Operating income from discontinued operations	1,074,159	5,125,542
Interest expense	(1,835)	(166,712)
Provision for income taxes	(137,311)	(137,311)
Net income from discontinued operations	935,013	4,821,519
Net income attributable to non-controlling interest of discontinued operations	249,462	1,286,382
Net income from discontinued operations attributable to LifeMD, Inc.	$685,551	$3,535,137

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

NOTE 6 – INTANGIBLE ASSETS

As of September 30, 2026 and December 31, 2025, the Company has the following amounts related to amortizable intangible assets:

	September 30,	December 31,	Amortizable
	2026	2025	Life
Amortizable intangible assets
Cleared trade name	$133,339	$133,339	5 years
Cleared developed technology	12,920	12,920	1 year
Purchased licenses	200,000	200,000	10 years
OHHMD brand	303,000	303,000	3 years
Gross amount	$649,259	$649,259
Less: accumulated amortization
Cleared trade name	$(126,672)	$(106,671)
Cleared developed technology	(12,920)	(12,920)
Purchased licenses	(200,000)	(200,000)
OHHMD brand	(143,084)	(67,334)
Accumulated amortization	$(482,676)	$(386,925)
Total net amortizable intangible assets	$166,583	$262,334

The aggregate amortization expense of the Company’s intangible assets was $32 thousand for both the three months ended September 30, 2026 and 2025, and $96 thousand and $62 thousand for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 7 – ACCRUED EXPENSES

As of September 30, 2026 and December 31, 2025, the Company has the following amounts related to accrued expenses:

	September 30,	December 31,
	2026	2025
Accrued compensation	$4,955,836	$2,754,924
Accrued selling and marketing expenses	3,757,020	6,260,992
Sales tax payable	1,467,447	1,467,447
Accrued legal and professional fees	1,393,295	1,943,824
Accrued dividends payable	776,563	776,563
Accrued deferred costs	159,006	-
Other accrued expenses	333,440	1,010,643
Total accrued expenses	$12,842,607	$14,214,393

NOTE 8 – INDEBTEDNESS

Avenue Capital Credit Facility

On March 21, 2023, the Company entered into the 2023 Avenue Credit Agreement and the 2023 Avenue Supplement. The 2023 Avenue Credit Agreement provided for a convertible senior secured credit facility of up to an aggregate amount of $40 million, comprised of the following: (1) $15 million in term loans funded at closing, (2) $5 million of additional committed term loans received on September 26, 2023 in conjunction with the Avenue First Amendment and (3) $20 million of additional uncommitted term loans, collectively referred to as the “2023 Avenue Facility”. The Company issued Avenue Warrants to purchase $1.2 million of the Company’s common stock at an exercise price of $1.24, subject to adjustments, of which $1.2 million have been exercised. The 2023 Avenue Warrants have a term of five years. The relative fair value of the 2023 Avenue Warrants upon closing was $873 thousand. On July 8, 2026, Avenue exercised 435,485 of the 2023 Avenue Warrants on a cashless basis resulting in 320,345 shares of the Company’s common stock issued. As of September 30, 2026, no 2023 Avenue Warrants remain outstanding.

Total interest expense on long-term debt, inclusive of amortization of debt discounts, amounted to approximately $241 thousand and $1.5 million for the three and nine months ended September 30, 2025, respectively.

On November 15, 2023 and May 29, 2025, Avenue converted $1.0 million and $1.0 million, respectively, of the term loans into shares of the Company’s common stock, at a price per share equal to $1.49. On August 5, 2025, the Company paid the remaining $14.0 million in outstanding principal payments on the 2023 Avenue Facility and the prepayment penalty as noted in the 2023 Avenue Credit Agreement. As of September 30, 2026, there is no outstanding balance on the 2023 Avenue Facility. The Company recorded a loss on debt extinguishment of approximately $1.2 million within its consolidated financial statements for the year ended December 31, 2025.

Citizens Bank Credit Agreement

On January 2, 2026, the Company entered into a Credit Agreement with Citizens Bank, N.A. (“Citizens”), which provided for a senior secured revolving credit facility in an aggregate principal amount of up to $30 million (the “Citizens Credit Facility”). As of September 30, 2026 and up to the date of termination, the Company did not draw any amounts under the Citizens Credit Facility. The Credit Agreement was terminated effective November 9, 2026, and the Company subsequently entered into a Loan and Security Agreement with affiliates of Avenue Capital Group (collectively, “Avenue”). See Note 16 – Subsequent Events.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.0001 par value, of which 5,000 shares are designated as Series B Convertible Preferred Stock, 1,610,000 are designated as Series A Preferred Stock and 3,385,000 shares of preferred stock remain undesignated.

The Company entered into the ATM Sales Agreement whereby the Company may offer and sell, from time to time, shares of common stock. On June 7, 2024, the Company filed the 2024 Shelf. Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

Options

During the nine months ended September 30, 2026, the Company issued an aggregate of 53,000 shares of common stock related to the exercise of options for total proceeds of approximately $81 thousand.

Common Stock

During the nine months ended September 30, 2026, the Company issued an aggregate of 1,225,516 shares of common stock for service, including vested restricted stock units (“RSUs”).

Non-controlling Interest of Discontinued Operations

Net income attributable to non-controlling interest of discontinued operations amounted to approximately $249 thousand and $1.3 million for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2025, the Company paid distributions to non-controlling interest holders of discontinued operations of approximately $450 thousand and $762 thousand, respectively.

Dividends

The Company pays cumulative dividends on its Series A Preferred Stock, in the amount of $2.21875 per share each year, which is equivalent to 8.875% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on or about the 15th day of January, April, July, and October of each year. The dividends are included in the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025. Dividends declared on the Series A Preferred Stock during the nine months ended September 30, 2026 and 2025 are as follows:

Declaration Date	Record Date	Payment Date
March 24, 2026	April 3, 2026	April 15, 2026
June 23, 2026	July 3, 2026	July 15, 2026
September 24, 2026	October 2, 2026	October 15, 2026
March 25, 2025	April 4, 2025	April 15, 2025
June 23, 2025	July 3, 2025	July 15, 2025
September 23, 2025	October 3, 2025	October 15, 2025

Stock Options

On January 8, 2021, the Company approved the Company’s 2020 Equity and Incentive Plan (the “2020 Plan”). Approval of the 2020 Plan was included as Proposal 1 in the Company’s definitive proxy statement for its Special Meeting of Stockholders filed with the Securities and Exchange Commission on December 7, 2020. The 2020 Plan is administered by the Compensation Committee of the Board (the “Board”) and initially provided for the issuance of up to 1,500,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the 2020 Plan automatically increases by 150,000 shares of Common Stock on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030. Awards under the 2020 Plan can be granted in the form of stock options, non-qualified and incentive options, stock appreciation rights, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”).

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

As of September 30, 2026, the Amended 2020 Plan provided for the issuance of up to 11,400,000 shares of Common Stock. Remaining authorization under the Amended 2020 Plan was 3,309,308 shares as of September 30, 2026.

The forms of award agreements to be used in connection with awards made under the Amended 2020 Plan to the Company’s executive officers and non-employee directors are:

●	Form of Non-Qualified Option Agreement (Non-Employee Director Awards)
●	Form of Non-Qualified Option Agreement (Employee Awards); and
●	Form of Restricted Stock Award Agreement.

Previously, the Company had granted service-based stock options and performance-based stock options separate from the Amended 2020 Plan. The following is a summary of outstanding options activity under our Amended 2020 Plan for the nine months ended September 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Granted	-	-	-	-
Exercised	(3,000)	1.84	1.32 years	1.84
Cancelled/Forfeited/Expired	(107,167)	7.02 – 13.74	-	13.17
Balance at September 30, 2026	119,083	$1.89 – 5.34	1.04 years	$3.38

Exercisable at December 31, 2025	229,250	$1.84 – 13.74	2.43 years	$7.94
Exercisable at September 30, 2026	119,083	$1.89 – 5.34	1.04 years	$3.38

During the nine months ended September 30, 2026, 3,000 options were exercised and total proceeds received were approximately $6 thousand. As of September 30, 2026, aggregate intrinsic value of vested service-based options outstanding was $38 thousand.

The following is a summary of outstanding service-based options activity (prior to the establishment of our Amended 2020 Plan above) for the nine months ended September 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited/Expired	(115,333)	1.00 – 11.98	-	5.08
Balance at September 30, 2026	275,000	$1.15 – 7.50	1.24 years	$3.58

Exercisable December 31, 2025	390,333	$1.00 – 11.98	2.28 years	$4.03
Exercisable at September 30, 2026	275,000	$1.15 – 7.50	1.24 years	$3.58

As of September 30, 2026, aggregate intrinsic value of vested service-based options outstanding was $176 thousand.

The following is a summary of outstanding performance-based options activity for the nine months ended September 30, 2026:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	80,000	$1.25 – 1.75	1.62 years	$1.59
Granted	-	-	-	-
Exercised	(50,000)	1.25 – 1.75	0.88 years	1.50
Balance at September 30, 2026	30,000	$1.75	0.88 years	$1.75

Exercisable December 31, 2025	65,000	$1.25 – 1.75	1.59 years	$1.56
Exercisable at September 30, 2026	15,000	$1.75	0.75 years	$1.75

During the nine months ended September 30, 2026, 50,000 options were exercised and total proceeds received were approximately $75 thousand. As of September 30, 2026, aggregate intrinsic value of vested performance options outstanding was $17 thousand.

RSUs and RSAs (under our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity under our Amended 2020 Plan for the nine months ended September 30, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	2,274,587
Granted	1,655,812
Vested	(1,071,825)
Cancelled/Forfeited	(733,719)
Balance at September 30, 2026	2,124,855

The total fair value of the 1,655,812 RSUs and RSAs granted was approximately $6.8 million which was determined using the fair value of the market price on the date of grant. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $1.3 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, with unamortized expense remaining of approximately $5.8 million as of September 30, 2026, which is expected to be recognized through 2029. Total compensation expense under the Amended 2020 Plan RSUs and RSAs above was approximately $3.6 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, a total of 1,225,516 shares of common stock were issued in connection with RSUs and RSAs, including: (i) 971,825 shares issued upon vesting of awards during the current period, and (ii) 253,691 shares issued upon settlement of awards that had vested in prior periods.

RSUs and RSAs (outside of our Amended 2020 Plan)

The following is a summary of unvested RSUs and RSAs activity (outside of our Amended 2020 Plan) for the nine months ended September 30, 2026:

RSUs and RSAs Unvested Number of Shares
Balance at December 31, 2025	100,000
Granted	700,000
Vested	-
Cancelled/Forfeited	(250,000)
Balance at September 30, 2026	550,000

The total fair value of 625,000 of the RSUs and RSAs granted above with service and performance based vesting criteria was approximately $2.7 million which was determined using the fair value of the market price on the date of grant. The total fair value of 75,000 of the RSUs and RSAs granted above with market based vesting criteria was approximately $270 thousand. This was determined using the Monte Carlo Simulation Model with the following assumptions: dividend yield of 0%, expected term of 3 years, volatility of 95.11%, and risk-free rate of 4.05%. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan, was approximately $400 thousand and $0 for the three months ended September 30, 2026 and 2025, respectively, with unamortized expense remaining of approximately $2.3 million as of September 30, 2026, which is expected to be recognized through 2029. Total compensation expense for RSUs and RSAs outside of the Amended 2020 Plan was approximately $288 thousand and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Warrants

The following is a summary of outstanding and exercisable warrants activity during the nine months ended September 30, 2026:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercised	(435,485)	1.24	1.47 years	1.24
Cancelled/Forfeited/Expired	(500,000)	12.00	-	12.00
Balance at September 30, 2026	237,392	$1.40 – 2.50	2.53 years	$1.49

Exercisable December 31, 2025	1,172,877	$1.24 – 12.00	1.67 years	$5.88
Exercisable September 30, 2026	237,392	$1.40 – 2.50	2.53 years	$1.49

Total compensation expense on the above warrants for services was $0 for both the three and nine months ended September 30, 2026 and 2025, with no unamortized expense remaining as of September 30, 2026.

Stock-based Compensation

The total stock-based compensation expense related to common stock issued for services, service-based stock options, performance-based stock options, warrants and RSUs, and RSAs amounted to approximately $1.7 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.9 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively. Such amounts are included in general and administrative expenses in the unaudited consolidated statements of operations. Unamortized expense remaining related to RSUs and RSAs was $8.0 million as of September 30, 2026, which is expected to be recognized through 2029.

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

The following table reconciles net income attributable to LifeMD, Inc. common stockholders from continuing operations and discontinued operations to basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(4,469,713)	$(4,574,977)	$(20,585,088)	$(10,007,701)
Less: Preferred stock dividends	(776,563)	(776,563)	(2,329,688)	(2,329,688)
Net loss from continuing operations attributable to LifeMD, Inc. common stockholders	(5,246,276)	(5,351,540)	(22,914,776)	(12,337,389)
Net income from discontinued operations	-	935,013	-	4,821,519
Less: Net income attributable to noncontrolling interests of discontinued operations	-	249,462	-	1,286,382
Net income from discontinued operations attributable to LifeMD, Inc. common stockholders	-	685,551	-	3,535,137
Net loss attributable to LifeMD, Inc. common stockholders	$(5,246,276)	$(4,665,989)	$(22,914,776)	$(8,802,252)

Basic loss per share is the same as diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025, because the inclusion of potential shares of common stock would have been anti-dilutive.

The following table discloses the securities that were not included in the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs and RSAs	852,056	1,619,557	522,623	1,357,172
Stock options	110,842	345,504	187,616	440,877
Warrants	424,349	622,263	438,937	979,360
Convertible long-term debt	-	-	-	671,141
Total	1,387,247	2,587,324	1,149,176	3,448,550

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

The following is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of September 30, 2026:

Right-of-use assets	$4,622,463
Current operating lease liabilities	$691,719
Noncurrent operating lease liabilities	$5,159,954

The table below reconciles the undiscounted future minimum lease payments under the above noted operating leases to the total operating lease liabilities recognized on the unaudited consolidated balance sheet as of September 30, 2026:

Remaining portion of fiscal year 2026	$319,052
Fiscal year 2027	1,225,154
Fiscal year 2028	925,152
Fiscal year 2029	765,837
Fiscal year 2030	794,164
Thereafter	5,064,559
Less: imputed interest	(3,242,245)
Present value of operating lease liabilities	$5,851,673

Operating lease expenses were approximately $371 thousand and $386 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, and were included in other operating expenses in our unaudited consolidated statement of operations.

Supplemental cash flow information related to operating lease liabilities consisted of the following:

	September 30,
	2026	2025
Cash paid for operating lease liabilities	$941,345	$571,807

Supplemental balance sheet information related to operating lease liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term in years	8.91	10.26
Weighted average discount rate	10.84%	10.93%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Many of the Company’s vendors require product deposits when a purchase order is placed for goods or fulfillment services related to inventory requirements. The Company’s history of product deposits with its inventory vendors, creates an implicit purchase commitment equaling the total expected product acceptance cost in excess of the product deposit. As of September 30, 2026, the Company approximates its implicit purchase commitments to be $2.2 million.

Legal Matters

In the normal course of business operations, the Company may become involved in various legal matters. As of September 30, 2026, other than as set forth below, the Company’s management does not believe that there are any potential legal matters that could have a material adverse effect on the Company’s consolidated financial position.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

WorkSimpli Software

During the nine months ended September 30, 2025, the Company utilized CloudBoson Technologies Pvt. Ltd. (“CloudBoson”), formerly LegalSubmit Pvt. Ltd. (“LegalSubmit”), a company owned by WorkSimpli’s Chief Software Engineer, to provide software development services. CloudBoson ceased to be a related party of the Company on November 4, 2025. The Company paid CloudBoson a total of approximately $1.1 million and $2.9 million during the three and nine months ended September 30, 2025, respectively, for these services. The Company had no outstanding payables to CloudBoson as of November 4, 2025.

Consulting Agreements

On May 30, 2023, Will Febbo, a member of the Board, entered into a consulting services agreement with the Company, pursuant to which he provides certain investor relations and strategic business development services, in consideration for 375,000 RSUs, which vested in quarterly installments from August 30, 2023 through November 30, 2024. The Company issued 62,500 RSUs, with a fair value of $131 thousand, related to this agreement during the nine months ended September 30, 2025. The Company issued no RSUs related to this agreement during the nine months ended September 30, 2026.

On June 14, 2023, Naveen Bhatia, a former member of the Board, entered into a consulting services agreement with the Company, pursuant to which Mr. Bhatia provided certain investor relations and strategic business development services, in consideration for 225,000 RSUs, which vested in six-month installments from June 14, 2023 through December 31, 2024. The Company issued 56,250 RSUs, with a fair value of $168 thousand, related to this agreement during the nine months ended September 30, 2025. On January 24, 2025, Mr. Bhatia entered into another consulting services agreement with the Company, pursuant to which Mr. Bhatia provides certain strategic business development services, in consideration for 100,000 RSUs, of which 50,000 RSUs vested on the execution of the agreement and 50,000 RSUs vested on the one-year anniversary of the agreement. The Company issued 50,000 RSUs, with a fair value of $257 thousand, related to this agreement during each of the nine months ended September 30, 2026 and 2025.

Employment Agreement

Effective May 1, 2024, Brian Schreiber, Logistics & Fulfillment Advisor, and a relative of the Company’s Chief Executive Officer, entered into an amended employment agreement. Mr. Schreiber’s compensation package was adjusted to reflect the increased scope of his responsibilities. The compensation adjustment, approved by the Compensation Committee of the Board, included an annual base salary increase to $240 thousand. The Company paid Mr. Schreiber approximately $185 thousand, and $175 thousand in connection with his employment during the nine months ended September 30, 2026 and 2025.

On July 15, 2025, the Company entered into an amendment to the bonus agreement with Mr. Schreiber dated August 16, 2017. The amendment modifies the performance-based vesting conditions of a previously granted stock option award for 50,000 common shares, by replacing pre-tax earnings targets with Adjusted EBITDA target, which is a performance measure used in other employee bonus agreements. All other material terms of the original agreement remain unchanged. The Company recorded stock-based compensation expense related to this amendment of $535 thousand during the year ended December 31, 2025, with no additional expense recognized during the nine months ended September 30, 2026.

NOTE 14 – INCOME TAXES

The Company incurred a pre-tax loss for the three and nine months ended September 30, 2026. The Company recorded no provision for income taxes. Additionally, the Company expects to incur a pre-tax loss for the year ended December 31, 2026. The Company maintains a full valuation allowance against its deferred tax assets, as it is not more-likely-than-not that such assets will be realized. Accordingly, no deferred income tax benefit was recognized on the pre-tax loss, and, because the Company did not generate taxable income, no current income tax expense was recorded. As a result, the Company recorded no provision for income taxes for the three and nine months ended September 30, 2026. Due to the Company’s losses and full valuation allowance, a discrete calculation was prepared for the nine months ended September 30, 2025. The current income tax expense for the nine months ended September 30, 2025 was approximately $32 thousand.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. Management assessed the need for a valuation allowance as of September 30, 2026 and concluded that a full valuation allowance continues to be required based on cumulative losses and the forecasted loss for the year ended December 31, 2026. There were no discrete income tax items recorded during the three and nine months ended September 30, 2026.

NOTE 15 – SEGMENTS

The Company’s portfolio of brands within continuing operations are managed as a single operating segment on a consolidated basis. Our CODM is our Chief Executive Officer. The CODM uses net income or loss from continuing operations to determine segment profitability in order to assess performance and allocate resources.

Relevant segment data for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Telehealth revenue, net	$44,625,086	$47,727,942	$142,048,848	$146,861,697
Significant Segment Expenses:
Cost of telehealth revenue	8,249,469	7,061,651	19,605,877	21,627,901
Selling and marketing expenses	18,500,609	22,563,994	76,411,416	66,988,030
Payroll expenses	9,207,429	7,511,907	26,081,559	23,001,003
Merchant processing fees	1,856,608	1,971,487	6,236,798	6,355,746
Other general and administrative expenses	7,532,226	6,665,571	24,378,336	23,124,089
Other segment items(1)	3,745,246	5,080,014	10,018,874	13,199,909
Segment operating loss	(4,466,501)	(3,126,682)	(20,684,012)	(7,434,981)
Interest (expense) income, net	(3,212)	(260,621)	98,924	(1,385,046)
Loss on debt extinguishment	-	(1,155,851)	-	(1,155,851)
Loss from continuing operations before income taxes	(4,469,713)	(4,543,154)	(20,585,088)	(9,975,878)
Income tax provision	-	(31,823)	-	(31,823)
Net loss from continuing operations	$(4,469,713)	$(4,574,977)	$(20,585,088)	$(10,007,701)

(1)	Other segment items include stock-based compensation and depreciation and amortization.

Total expenditures for purchases of capitalized software and equipment, which are reported on the Company’s unaudited consolidated statements of cash flows totaled $5.2 million and $7.6 million during the nine months ended September 30, 2026 and 2025, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Termination of Citizens Credit Facility and Closing of Avenue Loan and Security Agreement

On November 9, 2026, the Company and its subsidiaries (collectively, the “Borrower”) entered into and closed on a Loan and Security Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. pursuant to which these affiliates of the Avenue Capital Group (collectively, “Avenue”) made a loan to the Borrower in an aggregate principal amount of $12.5 million, secured by substantially all of the assets of the Borrower. In connection with this Loan and Security Agreement (the “2026 Avenue Loan”), the Company issued warrants to Avenue to purchase $625 thousand of the Company’s common stock at the lower of (i) $2.32 or (ii) the effective price of any bona fide equity raise prior to June 30, 2027. The warrants are exercisable for five years (the “2026 Avenue Warrants”). Assuming a stock purchase price of $2.32 per share, 269,376 shares of the Company’s common stock may be issued upon exercise of the 2026 Avenue Warrants.

The 2026 Avenue Loan accrues interest at a variable rate per annum equal to the greater of (i) the sum of 4.50% plus the Prime Rate (as defined in the Supplement to the Loan and Security Agreement) and (ii) 11.50%. Payments are interest only for up to 24 months and then fully amortized thereafter. On the closing date, the Borrower paid a commitment fee of $125 thousand, which is 1.00% of the 2026 Avenue Loan.

The 2026 Avenue Loan matures on May 1, 2030. The Borrower may prepay the 2026 Avenue Loan, subject to a prepayment penalty of 1.00% to 3.00% of the principal amount prepaid, depending on the timing of the prepayment. The Borrower must also make a final payment equal to 3.50% of the original principal amount of the 2026 Avenue Loan being prepaid, accelerated or coming due, payable on the prepayment date, the date of acceleration or the maturity date, as applicable.

The Borrower is subject to certain affirmative and negative covenants under the 2026 Avenue Loan, including the requirement, commencing with the fiscal quarter ending December 31, 2026 beginning on the closing date, to maintain, as of the end of each fiscal quarter, trailing twelve-month net revenue of at least $150 million. All additional debt is subject to Avenue’s approval and subordinated in terms of both payments and security interest, except that the Borrower will be permitted to enter into a cohort-based financing that funds sales and marketing expense, with repayment coming from a share of the revenue of an underlying cohort. Other than certain permitted debt, including a cohort-based financing that funds sales and marketing expense, with repayment coming from a share of the revenue of an underlying cohort, the incurrence of additional debt is subject to Avenue’s approval.

The Borrower’s obligations under the 2026 Avenue Loan may be accelerated upon the occurrence of an event of default under the 2026 Avenue Loan, which includes failure to make a payment under the 2026 Avenue Loan, a false or misleading representation or warranty, the occurrence of a Material Adverse Effect (as defined in the Loan and Security Agreement), the Borrower’s default on any indebtedness or any other monetary liability in excess of $1 million, the failure to perform or observe certain covenants, and other customary events of default.

The closing of the 2026 Avenue Loan was conditioned on the payoff and termination of the Citizens Credit Facility, together with all guarantee, security and other loan documents executed in connection therewith. The Citizens Credit Facility was terminated on November 9, 2026 upon payment of the accrued but unpaid commitment fee and other fees. There were no amounts outstanding under the Citizens Credit Facility as of its termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

As of September 30, 2026, LifeMD served approximately 350,000 active patient subscribers across a range of healthcare needs, including primary care, men’s and women’s health, hormone health, weight management, insomnia, dermatology and cardiology. We provide virtual clinical services as well as prescription and over-the-counter (“OTC”) treatments, when medically appropriate.

Our virtual primary care services are primarily offered through a subscription model. Since inception, we have served approximately 1,605,000 patients and customers, expanding access to convenient, and high-quality healthcare.

During the third quarter of 2026, the Company entered into a pharmaceutical supply agreement under which it acts as principal in the related revenue arrangement. The Company purchases inventory and fulfills orders via its wholly-owned affiliated pharmacy. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated supply agreement and are primarily related to the volume of inventory shipped. The arrangement resulted in a significant increase in the Company’s receivables, inventory and accounts payable balances.

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

In June 2024, we began accepting commercial and government health insurance for our virtual primary care services, including obesity-related care for medically qualified patients. As of September 30, 2026, our network covers approximately 175 million lives including commercially insured lives, Medicare Advantage beneficiaries, and Medicare Fee-for-Service beneficiaries.

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

The LifeMD brand is our flagship virtual primary care and specialty platform, having served approximately 598,000 customers and patients to date. This brand provides patients with access to affiliated high-quality providers for their urgent care and chronic care needs. The LifeMD brand is a mobile-first full-service destination that provides seamless access to comprehensive virtual medical care including on-demand consultations and treatment, prescription medications, diagnostics and imaging, wellness coaching, integration with in-home tools and more. This offering is also supported by partnerships that provide our patients with benefits such as substantial discounts on lab work and direct integrations and collaborations with pharmaceutical manufacturers that offer patients convenient and affordable access to important medications. The LifeMD brand addresses high-growth and historically underserved healthcare verticals through defined specialty care programs as noted below.

Weight Management

Our Weight Management Program, launched in April 2023 with a focus on GLP-1 medications, provides primary care, metabolic coaching, lab work and prescription services (as appropriate) to patients seeking to access a medically supported weight loss solution. In September 2024, we expanded our Weight Management Program to offer personalized, non-GLP-1 treatment plan consisting of three oral medications – metformin, bupropion, and topiramate – which has grown the program’s addressable market. Since inception, our Weight Management Program has grown exponentially to approximately 104,000 patient subscribers as of September 30, 2026.

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

Rex MD is our men’s telehealth platform focused on conditions that are often underdiagnosed or undertreated due to stigma, inconvenience, or limited access to specialized providers. Since launch, Rex MD has served approximately 746,000 customers and patients. The platform delivers virtual diagnosis, treatment, and prescription medications for men’s health conditions including erectile dysfunction, premature ejaculation, hair loss, insomnia, weight loss and performance anxiety. Services are provided through our affiliated licensed medical providers, and prescription therapies are dispensed either through our wholly owned pharmacy or through partner pharmacies, as clinically appropriate.

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

○

In September 2026, the Company announced a collaboration with AT&T Services, Inc. (“AT&T”) pursuant to which eligible AT&T wireless and fiber customers may access the Company’s virtual care platform through AT&T’s customer benefits program. The program initially launched for approximately 29 million AT&T customers in 11 states and is expected to expand to additional markets nationwide.

The Company entered into a Subscriber Health & Wellness Collaboration Agreement with AT&T in furtherance of the collaboration. Under the agreement, AT&T may promote the Company’s virtual care services through certain customer engagement channels, and eligible customers may access a range of healthcare services available through the Company’s platform. The parties may also collaborate on consumer awareness and marketing initiatives designed to increase access to virtual healthcare services.

○

In August 2026, LifeMD entered into an agreement to facilitate patient access to Novo Nordisk’s FDA-approved GLP-1 therapies, including Wegovy® and Ozempic®. As part of this collaboration, the Company purchases GLP-1 therapy products from Novo Nordisk and provides prescription fulfillment for eligible patients prescribed these therapies through the Company’s virtual care platform. The collaboration is intended to expand patient access to branded GLP-1 medications through a streamlined virtual care experience that includes clinical consultations, diagnostic testing, pharmacy coordination and ongoing clinical support.

○

In June 2026, the Company announced a strategic co-marketing collaboration supporting a direct-to-patient self-pay program for XYOSTED® (testosterone enanthate) injection, the only FDA-approved once-weekly subcutaneous testosterone auto-injector. The program launched in July 2026 and is initially available in 37 states.

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

○	In March 2026, LifeMD executed its integration with LillyDirect’s (“Lilly”) pharmacy provider, Gifthealth, to provide eligible patients with streamlined access to single-dose vials of Lilly’s prescription obesity treatment Zepbound® (tirzepatide). This integration enables a more direct pathway for patients prescribed Zepbound® through LifeMD’s virtual care platform. LifeMD established an integrated pathway within its virtual care platform to facilitate patient access to Wegovy® and Ozempic®. As part of this collaboration, LifeMD integrated with CenterWell Pharmacy, Novo Nordisk’s pharmacy partner, to support prescription fulfillment for eligible patients prescribed Wegovy® for chronic weight management and Ozempic® for type 2 diabetes. In January 2026, the Company began offering Novo Nordisk’s Wegovy® (semaglutide) pill –an oral GLP-1 therapy for chronic weight management and cardiovascular health.

○	In May 2024, LifeMD executed a partnership agreement with Withings, Inc. (“Withings”) designed to revolutionize weight management patient care by providing LifeMD’s GLP-1 weight-loss patients with Withings advanced in-home health monitoring devices, including the Body Pro 2 scale and the BPM Connect Pro blood pressure monitor. With these devices, LifeMD is setting a new standard in virtual care by providing clinicians with near real-time and actionable patient data that can drive compliance, enhance clinical decision-making, encourage preventive healthcare and, most importantly, improve long-term outcomes.

○	In May 2024, LifeMD launched a partnership with Ash Wellness, a leading at-home, self-collection laboratory health testing platform. Ash Wellness offers a network of over ten Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”) certified labs, supporting over one hundred biomarkers and multiple collection methods. Application program interface and a fully white labelled experience supports a streamlined and convenient patient experience. Initially introduced as part of our Weight Management Program to monitor and qualify patients for treatment, LifeMD plans to use at-home collection testing across various clinical care scenarios, giving patients greater control over their health and making remote healthcare more inclusive.

○	In December 2023, the Company entered into a collaboration with Medifast, Inc. through and with certain of its wholly-owned subsidiaries (“Medifast”). Medifast utilizes the Company’s virtual care technology platform to provide its clients access to a clinically supported weight management program, including GLP-1 medications. Pursuant to certain agreements between the parties, Medifast paid the Company the amount of $10 million to support the collaboration, funding enhancements to the Company platform, operations and supporting infrastructure, of which $5 million was paid at the closing on December 12, 2023, $2.5 million was paid during the three months ended March 31, 2024, and the remaining $2.5 million was paid during the three months ended June 30, 2024 (the “Medifast Collaboration”).

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

Results of Operations

During the three months ended September 30, 2026, the Company identified and corrected errors related to the recording of net revenue as agent in certain arrangements with the Company’s third-party pharmacy providers as well as various out-of-period amounts included in our previously issued financial statements that were deemed to be quantitatively and qualitatively immaterial, individually and in the aggregate, to the financial statements in the periods recorded or to the relevant prior periods. Information presented in the tables below for the three and nine months ended September 30, 2025 has been revised to reflect these corrections. See Note 3—Revisions to Previously Issued Financial Statements.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Our financial results for the three months ended September 30, 2026 are summarized as follows in comparison to the three months ended September 30, 2025:

	September 30, 2026		September 30, 2025
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$44,625,086	100.00%	$47,727,942	100.00%
Cost of telehealth revenue	8,249,469	18.49%	7,061,651	14.80%
Gross profit	36,375,617	81.51%	40,666,291	85.20%
Selling and marketing expenses	18,500,609	41.46%	22,563,994	47.28%
General and administrative expenses	14,654,524	32.84%	13,800,377	28.91%
Other operating expenses	3,453,051	7.74%	2,800,013	5.87%
Customer service expenses	2,351,426	5.27%	2,784,320	5.83%
Development costs	1,882,508	4.22%	1,844,269	3.86%
Total expenses	40,842,118	91.52%	43,792,973	91.76%
Operating loss from continuing operations	(4,466,501)	(10.01)%	(3,126,682)	(6.55)%
Interest expense, net	(3,212)	(0.01)%	(260,621)	(0.55)%
Loss on debt extinguishment	-	-%	(1,155,851)	(2.42)%
Loss from continuing operations before income taxes	(4,469,713)	(10.02)%	(4,543,154)	(9.52)%
Income tax provision	-	-%	(31,823)	(0.07)%
Net loss from continuing operations	(4,469,713)	(10.02)%	(4,574,977)	(9.59)%
Net income from discontinued operations	-	-%	935,013	1.96%
Net loss	(4,469,713)	(10.02)%	(3,639,964)	(7.63)%
Net income attributable to non-controlling interest of discontinued operations	-	-%	249,462	0.52%
Net loss attributable to LifeMD, Inc.	(4,469,713)	(10.02)%	(3,889,426)	(8.15)%
Preferred stock dividends	(776,563)	(1.74)%	(776,563)	(1.63)%
Net loss attributable to common stockholders	$(5,246,276)	(11.76)%	$(4,665,989)	(9.78)%

Total revenue, net. Revenues for the three months ended September 30, 2026 was approximately $44.6 million, a decrease of 7% compared to approximately $47.7 million for the three months ended September 30, 2025. The decrease in revenues was attributable to a decrease in telehealth product revenue of approximately $3.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a decrease in online sales demand, partially offset by telehealth service fee revenue of approximately $82 thousand, which the Company began recognizing during the three months ended September 30, 2026.

Cost of telehealth revenue. Cost of telehealth revenue, which primarily includes product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products increased by approximately 17% to approximately $8.2 million for the three months ended September 30, 2026 compared to approximately $7.1 million for the three months ended September 30, 2025. The cost of telehealth revenue increase was due to product mix, partially offset by decreased telehealth product sales volume and decreased shipping costs during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. Telehealth costs were 18% of associated telehealth revenues during the three months ended September 30, 2026 compared to 15% of associated telehealth revenues during the three months ended September 30, 2025.

Gross profit. Gross profit decreased by 11% to approximately $36.4 million for the three months ended September 30, 2026 compared to approximately $40.7 million for the three months ended September 30, 2025. Gross profit as a percentage of revenues was approximately 82% for the three months ended September 30, 2026 as compared to approximately 85% for the three months ended September 30, 2025. The decrease in gross profit as a percentage of revenues was primarily due to product mix on telehealth product revenues in the three months ended September 30, 2026.

Total expenses. Operating expenses for the three months ended September 30, 2026 were approximately $40.8 million, as compared to approximately $43.8 million for the three months ended September 30, 2025. This represents a decrease of 7%, or approximately $3.0 million. The decrease is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the three months ended September 30, 2026, the Company had a decrease of approximately $4.1 million, or 18%, in selling and marketing costs primarily due to reduced online marketing and advertising spend compared to the three months ended September 30, 2025.

(ii)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the three months ended September 30, 2026, the Company had a decrease of approximately $433 thousand, or 16%, primarily related to a decrease in compensation costs.

The above decreases in operating expenses were partially offset by the following increases in operating expenses:

(i)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the three months ended September 30, 2026, the Company had an increase of approximately $854 thousand, or 6%, in general and administrative expenses, primarily related to an increase in compensation costs of $1.7 million and an increase in taxes and licenses of $680 thousand. These increases were partially offset by a decrease in stock-based compensation expense of $1.5 million during the three months ended September 30, 2026.

(ii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the three months ended September 30, 2026, the Company had an increase of approximately $653 thousand, or 23%, primarily related to an increase in software subscriptions.

(iii)	Development costs: This mainly relates to capitalized software amortization and third-party service fees for maintaining our online platforms. During the three months ended September 30, 2026, the Company had an increase of approximately $38 thousand, or 2%, primarily due to higher third-party service provider costs.

Interest (expense), net. Interest (expense), net consists of interest expense related to the Company’s operating lease liabilities partially offset by interest income on the Company’s cash account balances for the three months ended September 30, 2026 and interest expense on the 2023 Avenue Facility, partially offset by interest income on the Company’s cash account balances for the three months ended September 30, 2025. Interest expense, net was approximately $3 thousand for the three months ended September 30, 2026 compared to $261 thousand for the three months ended September 30, 2025. The Company extinguished the 2023 Avenue Facility on August 5, 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Our financial results for the nine months ended September 30, 2026 are summarized as follows in comparison to the nine months ended September 30, 2025:

	September 30, 2026		September 30, 2025
	$	% of Sales	$	% of Sales
Telehealth revenue, net	$142,048,848	100.00%	$146,861,697	100.00%
Cost of telehealth revenue	19,605,877	13.80%	21,627,901	14.73%
Gross profit	122,442,971	86.20%	125,233,796	85.27%
Selling and marketing expenses	76,411,416	53.79%	66,988,030	45.61%
General and administrative expenses	43,468,661	30.60%	42,995,255	29.28%
Other operating expenses	9,673,184	6.81%	8,072,564	5.50%
Customer service expenses	8,103,717	5.70%	9,086,549	6.19%
Development costs	5,470,005	3.85%	5,526,379	3.76%
Total expenses	143,126,983	100.76%	132,668,777	90.34%
Operating loss from continuing operations	(20,684,012)	(14.56)%	(7,434,981)	(5.06)%
Interest income (expense), net	98,924	0.07%	(1,385,046)	(0.94)%
Loss on debt extinguishment	-	-%	(1,155,851)	(0.79)%
Loss from continuing operations before income taxes	(20,585,088)	(14.49)%	(9,975,878)	(6.79)%
Income tax provision	-	-%	(31,823)	(0.02)%
Net loss from continuing operations	(20,585,088)	(14.49)%	(10,007,701)	(6.81)%
Net income from discontinued operations	-	-%	4,821,519	3.28%
Net loss	(20,585,088)	(14.49)%	(5,186,182)	(3.53)%
Net income attributable to non-controlling interest of discontinued operations	-	-%	1,286,382	0.88%
Net loss attributable to LifeMD, Inc.	(20,585,088)	(14.49)%	(6,472,564)	(4.41)%
Preferred stock dividends	(2,329,688)	(1.64)%	(2,329,688)	(1.59)%
Net loss attributable to common stockholders	$(22,914,776)	(16.13)%	$(8,802,252)	(5.99)%

Total revenue, net. Revenues for the nine months ended September 30, 2026 was approximately $142.0 million, a decrease of 3% compared to approximately $146.9 million for the nine months ended September 30, 2025. The decrease in revenues was attributable to a decrease in telehealth product revenue of approximately $6.1 million primarily due to a decrease in online sales demand, partially offset by telehealth service fee revenue of approximately $82 thousand, which the Company began recognizing during the three months ended September 30, 2026, and an increase in telehealth subscription revenue, primarily for LifeMD virtual primary care which experienced an increase of approximately $1.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in online sales demand.

Cost of telehealth revenue. Cost of telehealth revenue, which primarily include product costs, pharmacy fulfillment costs, physician consult fees, and shipping costs directly attributable to our prescription and OTC products decreased by approximately 9% to approximately $19.6 million for the nine months ended September 30, 2026 compared to approximately $21.6 million for the nine months ended September 30, 2025. The cost of telehealth revenue decrease was due to decreased telehealth product sales volume and decreased shipping costs during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, partially offset by product mix. Telehealth costs were 14% of associated telehealth revenues during the nine months ended September 30, 2026 compared to 15% of associated telehealth revenues during the nine months ended September 30, 2025.

Gross profit. Gross profit decreased by 2% to approximately $122.4 million for the nine months ended September 30, 2026 compared to approximately $125.2 million for the nine months ended September 30, 2025. Gross profit as a percentage of revenues was approximately 86% for the nine months ended September 30, 2026 as compared to approximately 85% for the nine months ended September 30, 2025. The increase in gross profit as a percentage of revenues was primarily due to decreased shipping costs on telehealth product revenues in the nine months ended September 30, 2026.

Total expenses. Operating expenses for the nine months ended September 30, 2026 were approximately $143.1 million, as compared to approximately $132.7 million for the nine months ended September 30, 2025. This represents an increase of 8%, or approximately $10.5 million. The increase is primarily attributable to:

(i)	Selling and marketing expenses: This mainly consists of online marketing and advertising expenses. During the nine months ended September 30, 2026, the Company had an increase of approximately $9.4 million, or 14%, in selling and marketing costs resulting from additional sales and marketing initiatives to drive the current and future periods’ sales growth primarily for telehealth subscription revenue and new telehealth offerings. This ramp up is expected to both increase and maintain sustained revenue growth in future years, based on the Company’s recurring revenue subscription-based sales model.

(ii)	General and administrative expenses: This category mainly consists of stock-based compensation expense, merchant processing fees, payroll expenses for corporate employees, taxes and licenses, amortization expense and legal and professional fees. During the nine months ended September 30, 2026, the Company had an increase of approximately $473 thousand, or 1%, in general and administrative expenses, primarily related to an increase in compensation costs of $3.1 million, accounts receivable reserve and inventory adjustments of $1.0 million recorded during the nine months ended September 30, 2026, and an increase in taxes and licenses of $829 thousand. These increases were partially offset by a decrease in stock-based compensation expense of $3.9 million, a decrease in legal and professional fees of $607 thousand and a decrease in merchant processing fees of $119 thousand.

(iii)	Other operating expenses: This consists of rent and lease expense, insurance, office supplies and software subscriptions, royalty expense and bank charges. During the nine months ended September 30, 2026, the Company had an increase of approximately $1.6 million, or 20%, primarily related to increases in software subscriptions, depreciation expense, travel expenses, and information technology and cybersecurity expenses to support the Company’s growth and compliance initiatives.

The above increases in operating expenses were partially offset by the following decreases in operating expenses:

(i)	Customer service expenses: This consists of rent, insurance, payroll and benefit expenses related to the Company’s patient care center in South Carolina. During the nine months ended September 30, 2026, the Company had a decrease of approximately $983 thousand, or 11%, primarily related to decreases in compensation costs.

(ii)	Development costs: This mainly relates to capitalized software amortization and third-party service fees for maintaining our online platforms. During the nine months ended September 30, 2026, the Company had a decrease of approximately $56 thousand, or 1%, primarily due to lower third-party service provider costs.

Interest income (expense), net. Interest income (expense), net consists of interest income on the Company’s cash account balances for the nine months ended September 30, 2026 and interest expense on the 2023 Avenue Facility, partially offset by interest income on the Company’s cash account balances for the nine months ended September 30, 2025. Interest income was approximately $99 thousand for the nine months ended September 30, 2026 compared to interest expense of $1.4 million for the nine months ended September 30, 2025. The Company extinguished the 2023 Avenue Facility on August 5, 2025.

Working Capital

	September 30, 2026	December 31, 2025
Current assets	$49,261,258	$45,012,070
Current liabilities	61,704,732	39,579,411
Working capital	$(12,443,474)	$5,432,659

Working capital decreased by approximately $17.9 million during the nine months ended September 30, 2026. The increase in current assets of $4.2 million is primarily attributable to an increase in receivables of $10.8 million and an increase in inventory of $7.6 million, partially offset by a decrease in cash of $14.9 million. The significant increases in receivables and inventory are primarily attributable to certain vendor relationships resulting in additional purchases of inventory and rebate receivables which are recorded based on the contract terms of the associated vendor supply agreements. Current liabilities increased by $22.1 million, which was primarily attributable to an increase in accounts payable and accrued expenses of $22.2 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(7,430,657)	$11,560,698
Net cash used in investing activities	(5,184,724)	(10,161,401)
Net cash used in financing activities	(2,249,168)	(12,618,450)
Net (decrease) increase in cash	(14,864,549)	(11,219,153)

Net cash used in operating activities was approximately $7.4 million for the nine months ended September 30, 2026, as compared with net cash provided by operating activities of approximately $11.6 million for the nine months ended September 30, 2025. The significant factors contributing to the net cash used in operating activities during the nine months ended September 30, 2026, include: (1) the Company’s net loss of $20.6 million, (2) an increase in receivables of $10.8 million and (3) an increase in inventory of $7.6 million. These decreases were partially offset by: (1) an increase in accounts payable of $23.6 million, (2) $6.1 million in non-cash depreciation and amortization and (3) $3.9 million in non-cash stock-based compensation charges. The significant factors contributing to the net cash provided by operating activities during the nine months ended September 30, 2025, include: (1) $7.8 million in non-cash stock-based compensation charges, (2) $5.6 million in non-cash depreciation and amortization, (3) an increase in accounts payable of $3.9 million, (4) a decrease in receivables of $2.6 million and (5) $1.2 million loss on debt extinguishment recorded related to the repayment of the 2023 Avenue Facility on August 5, 2025. These increases were partially offset by the Company’s net loss from continuing operations of $10.0 million during the nine months ended September 30, 2025 and a decrease in deferred revenue of $4.9 million. Net cash provided by operating activities of discontinued operations was $7.4 million for the nine months ended September 30, 2025.

Net cash used in investing activities for the nine months ended September 30, 2026 was approximately $5.2 million, as compared with approximately $10.2 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026, was due to cash paid for capitalized software costs of approximately $4.8 million, and cash paid for the purchase of equipment of approximately $344 thousand. Net cash used in investing activities for the nine months ended September 30, 2025, was due to cash paid for capitalized software costs of approximately $5.9 million, and cash paid for the purchase of equipment of approximately $1.7 million. Net cash used in investing activities of discontinued operations was $2.6 million for the nine months ended September 30, 2025.

Net cash used in financing activities for the nine months ended September 30, 2026 was approximately $2.2 million as compared with approximately $12.6 million for the nine months ended September 30, 2025. Net cash used in financing activities for the nine months ended September 30, 2026, consisted of preferred stock dividends of $2.3 million partially offset by $81 thousand of cash proceeds received from the exercise of options. Net cash used in financing activities for the nine months ended September 30, 2025, consisted of: (1) the repayment of the 2023 Avenue Facility on August 5, 2025 of approximately $18.7 million, and (2) preferred stock dividends of $2.3 million partially offset by $8.7 million net proceeds received related to sales of common stock under the ATM Sales Agreement and $471 thousand of cash proceeds received from the exercise of options and warrants. Net cash used in financing activities of discontinued operations was $762 thousand for the nine months ended September 30, 2025.

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

On January 2, 2026, the Company entered into a Credit Agreement with Citizens Bank, N.A. (“Citizens”), which provided for a senior secured revolving credit facility in an aggregate principal amount of up to $30 million (the “Citizens Credit Facility”). As of September 30, 2026 and up to the date of termination, the Company did not draw any amounts under the Citizens Credit Facility. The Credit Agreement was terminated effective November 9, 2026, and the Company subsequently entered into a Loan and Security Agreement with affiliates of Avenue Capital Group (collectively, “Avenue”). See Note 16 – Subsequent Events.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. relating to the sale of its common stock. In accordance with the terms of the ATM Sales Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock, through or to the Agents, acting as agent or principal. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. On June 7, 2024, the Company filed a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on July 18, 2024 (the “2024 Shelf”). Under the 2024 Shelf at the time of effectiveness, the Company had the ability to raise up to $150.0 million by selling common stock, preferred stock, debt securities, warrants, and units including $53.3 million of its common stock under the ATM Sales Agreement. As of September 30, 2026, the Company had $44.6 million available under the ATM Sales Agreement.

The Company expects that its existing cash as of September 30, 2026 of $21.9 million and its Loan and Security Agreement with Avenue will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these unaudited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash accounts. We had cash totaling $21.9 million and $36.8 million, as of September 30, 2026 and December 31, 2025, respectively, which was held for working capital, capital expenditure, and general corporate purposes. As of September 30, 2026, our cash balances are comprised of interest-bearing cash accounts. We do not hold or issue financial instruments for trading or speculative purposes. Given the nature of these accounts, we do not believe there is material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

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

We identified material weaknesses in our internal control over financial reporting, which existed as of December 31, 2025 and continue to remain unremediated as we did not:

(i)	design and maintain effective controls related to the recording of net revenue as agent and associated expenses in certain arrangements with the Company’s third-party pharmacy providers. These material weaknesses resulted in immaterial misstatements of revenue, cost of revenue, deferred revenue, accounts receivable and accrued expenses in each of the interim and annual consolidated financial statements for the fiscal years ended 2023, 2024, and 2025, and the Q1 and Q2 2026 interim financial statements that resulted in the revision of the previously issued annual and interim consolidated financial statements.
(ii)	design and maintain effective controls to verify the appropriateness of segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to individuals, and addressing conflicts on a timely basis. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iii)	design and maintain effective business process controls related to Information Produced by the Entity (“IPE”) and system generated IPE. Specifically, we did not design effective controls to review and approve procedures over key information utilized in the performance of the control. This material weakness did not result in a misstatement to our interim or annual consolidated financial statements.
(iv)	design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements and the effectiveness of IT-dependent controls. Specifically, we did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (b) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (c) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; (d) program development controls to ensure that new software development is tested, authorized and implemented appropriately, and (e) review of key third-party service provider Systems and Organizational Controls (“SOC”) reports. These material weaknesses did not result in a misstatement to our interim or annual consolidated financial statements.

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

Management’s Plan to Remediate the Material Weaknesses

To remediate the material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan. The Company has taken the following steps to further our remediation:

Actions taken to date:

(i)	documented and maintained evidence of the completeness and accuracy of manually generated IPE and system generated IPE and review of controls, including focused training for process owners;
(ii)	formalized user access, change management and computer operations controls of our internal information systems as well as SOC report reviews for in-scope third-party systems;
(iii)	implemented focused ITGC training for key system owners;
(iv)	increased the frequency of user access reviews of our internal information systems;
(v)	designed and implemented computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored including: (a) updated policies and test plans for backup monitoring controls, (b) controls over database backup restoration and backup jobs monitoring, (c) controls over critical batch jobs monitoring, and (d) implemented monthly reviews over users with access to modify batch and backup jobs;
(vi)	during the quarter ended September 30, 2026, modified system reporting over revenue to ensure completeness and accuracy of information used in the calculation of revenue, cost of revenue, deferred revenue, accounts receivable and accrued expenses for customers of a specific contract; and
(vii)	during the quarter ended September 30, 2026, designed and used a reconciliation process over the recording of net revenue as agent and associated expenses in certain arrangements with the Company’s third-party pharmacy providers to ensure completeness and accuracy of information.

Actions still to be taken:

(i)	implementing focused user access deprovisioning training for key system owners particularly for external contractor deprovisioning;
(ii)	designing and implementing policies, procedures and controls related to program development to ensure new software programs are tested, authorized and implemented appropriately, including focused training for key system owners; and
(iii)	designing and implementing controls over segregation of duties, including: (a) modifying and validating the journal entry approval process within the general ledger system; (b) reassigning preparation and review responsibilities over certain account reconciliations and financial statement variance analyses to ensure appropriate segregation of duties; (c) implementing controls related to the opening and closing of accounting periods to ensure there are independent reviews and approvals in place; (d) implementing independent review controls over vendor master data, and (e) implementing review controls over chart of account modifications.

As we continue to make progress towards remediation of these material weaknesses, we may determine the need to make further enhancements to the design of these controls. These material weaknesses will not be remediated until all of the related control activities have been fully designed, implemented and operating effectively for a sufficient period of time.

The Company has invested significantly in our IT environment, enhanced key ITGCs, improved documentation and review of IPE, strengthened oversight of third-party service providers, and implemented additional monitoring activities across several control areas. Management believes these efforts will support the continued execution of the remediation efforts in 2026 and into 2027.

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2026 without registration under the Securities Act:

On July 2, 2026, the Company issued 35,000 shares of common stock for services, including vested restricted stock to employees.

On July 8, 2026, Avenue exercised 435,485 of the 2023 Avenue Warrants on a cashless basis resulting in 320,345 shares of the Company’s common stock issued.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 10, 2026, Eric Yecies, Chief Legal Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of the Company’s common stock with such transactions to occur during sale periods beginning on or after January 4, 2027 and ending on the earlier of December 31, 2027 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On September 14, 2026, Shayna Dray, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock with such transactions to occur during sale periods beginning on or after December 14, 2026 and ending on the earlier of August 31, 2027 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1#*	First Amendment to the Employment Agreement by and between Umesh Sripad and LifeMD, Inc., dated August 10, 2026
10.2#	Form of Time-Based Restricted Stock Unit Award Agreement	10-Q	10.10	08/05/2026
10.3#	Form of Performance-Based Restricted Stock Unit Award Agreement	10-Q	10.11	08/05/2026
10.4	Loan and Security Agreement among LifeMD, Inc. and its subsidiaries LFMD Pharmacy Holdings, LLC, LFMD Pharmacy Holdings1, LLC, and LFMD Pharmacy Services, LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P., dated November 9, 2026	8-K	10.1	11/12/2026
10.5	Supplement to Loan and Security Agreement among LifeMD, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P., dated November 9, 2026	8-K	10.2	11/12/2026
10.6	Form of Warrant	8-K	10.3	11/12/2026
10.7	Form of Promissory Note (see Exhibit 10.2 – Exhibit A)	8-K	10.4	11/12/2026
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

# Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEMD, INC.

By:	/s/ Justin Schreiber
Justin Schreiber
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	November 12, 2026

By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer (Principal Financial Officer)
Date:	November 12, 2026

By:	/s/ Maria Stan
Maria Stan
Chief Accounting Officer and Controller (Principal Accounting Officer)
Date:	November 12, 2026

